Form 10KSB
period 1997-05-31
ADAIR INTERNATIONAL OIL & GAS INC
filed 1997-08-15
CIK 355300

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-KSB

[  X  ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the fiscal year ended May 31, 1997

[    ]   TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from _____________ to ____________

         Commission file number  2-73871
                                -------------------------

                     ADAIR INTERNATIONAL OIL AND GAS, INC.
                 (Name of Small Business Issuer in Its Charter)


                      Texas                                 74-2142545
         State or other jurisdiction of                  (I.R.S. Employer
         incorporation or organization                   Identification No.)

            P.O. Box 22658
              Houston, TX                                  77227-2658
  (Address of principal executive offices)                 (Zip Code)

                    ISSUER'S TELEPHONE NUMBER (713) 621-8241

         Securities registered under Section 12(b) of the Exchange Act:
                                      None

          Securities registered pursuant to Section 12(g) of the Act:
                           Common Stock, no par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[    ] Yes       [  X  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB

[    ]

The Registrant's revenues for its fiscal year ended May 31, 1997 were $928,450 which included forgiveness of debt income of $722,530.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days.

         $879,379 as of May 31, 1997. There was no active trading market for the shares. To calculate market value, the Company used the value utilized in a recent acquisition of assets. To arrive at shares held by non-affiliates, the Company excluded shares held of record by executive officers, directors and holders of more than 5% of the outstanding shares.


Indicate the number of shares outstanding of each of the Registrant's class of common stock, as of the latest practicable date. 21,200,000 shares as of July 31, 1997

Documents incorporated by reference:  Not applicable


Transitional Small Business Disclosure Format

[    ] Yes                [  X  ] No

         This 10-KSB report contains forward looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, the factors set forth in the section entitled "Description of Business-Risk Factors", those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and those discussed elsewhere in this report.

Item 1.  Description of Business

         Adair International Oil and Gas, Inc. (the "Company") was originally incorporated in the state of Texas on November 7, 1980, as Roberts Oil and Gas, Inc. The name of the Company was changed to its present title pursuant to an amendment to its articles of incorporation effective July 25, 1997. The Company generally engages in the holding of interests in oil and gas properties. Until 1997 the Company's activities were limited to the United States.

         The Company began to acquire interests in oil and gas properties in 1981 and, following a registration of its shares of common stock with the Securities and Exchange Commission (the "SEC"), to file reports under the Securities Exchange Act of 1934 (the "Exchange Act"). However, by the mid-1980's the oil and gas market was in a downturn, the Company was experiencing financial difficulties and it did not have sufficient resources to continue the exploration and development of oil and gas properties. While the Company continued to hold interests in wells, it had become essentially dormant. One of the consequences of that situation was that, beginning in 1989, the Company filed its annual report on Form 10-K under the Exchange Act without including audited financial statements as required by the Exchange Act. In addition, the Company may not have fully complied with other formalities required under the Exchange Act and the filings due thereunder.

         During 1997 the Company has made numerous changes in its operations and the focus of its business. The Company's business expanded to, and became highly dependent upon, foreign operations when it acquired interests in contracts pertaining to oil and/or gas properties in Colombia, Yemen and Paraguay. In connection with the transactions relating to those acquisitions, the controlling interest in the Company's common stock was issued to persons not previously affiliated with the Company. In June, following the resignation of members of the board then in office, three new members of the board were elected. The new board then selected a new chief executive officer and a new chief financial officer.

         The oil and gas wells which the Company holds in the United States have experienced normal declines in production during past years and the Company does not expect that it will be able to generate any substantial increases in revenue from those interests in the future than is currently being derived. The Company's future prospects will be dependent upon its ability to benefit from the interests which it holds in properties and contracts in foreign countries. However, as described hereafter, it will be necessary to find a source of funds or form joint venture partners in order for the Company to develop its interests in the foreign properties.

         Management of the Company has been concentrating efforts on financing the exploration and development of its foreign properties.

Transactions pertaining to properties in Colombia.

         On February 27, 1997, the Company entered into an agreement with Geopozos, S.A. ("Geopozos") pursuant to which it agreed to issue shares of its common stock to Geopozos (the "Geopozos Agreement"), subject to approval of the agreement by the Company's board of directors, in connection with the
acquisition of specified assets.   As part of the Geopozos Agreement the
Company agreed to issue to Geopozos two million (2,000,000) shares of its common stock and a promissory note in the principal amount of six hundred thousand dollars ($600,000). The promissory note does not bear any interest and does not have a maturity date but instead provides that it is due and payable from the first proceeds of any funds raised in order to fund the exploration of the relevant properties. However, if Ecopetrol, the national oil company of Colombia, grants commercialization of a specified property the Company may be due a like amount from recovered expenses.

         In connection with the acquisition of those assets, on March 14, 1997, the Company also entered into an agreement with ROGI International, a company incorporated under the laws of Panama, (the "ROGI International Agreement") pursuant to which the Company agreed to issue, as required by the Geopozos Agreement, the two million (2,000,000) shares of its common stock to persons or entities as directed by Geopozos and four million (4,000,000) shares of its common stock to persons or entities as directed by ROGI International in exchange for the assets being acquired. Thus, a total of six million (6,000,000) shares were issued in exchange for the assets. The Geopozos Agreement also provides that Geopozos may, at its election, nominate a person to serve on the board of directors of the Company. Geopozos has not nominated any person to serve on the Company's board.

         The shares issued pursuant to the Geopozos and ROGI International Agreements were authorized but unissued shares of the Company. On behalf of Geopozos the two million (2,000,000) shares were issued to two corporations and ROGI International directed that the four million (4,000,000) shares be issued to seven corporations and one individual. The Company has not been informed of the relationship or affiliation, if any, among those entities. Assuming that none of the entities acquiring shares are affiliated, following the completion of the transaction with Adair Oil International Canada, Inc., as hereafter described, the only entity which acquired as a holder of record five percent (5%) or more of the then- outstanding shares of the Company's common stock in connection with the aforesaid transaction was Petroleum Exploration Services, Inc. which acquired one million six hundred thousand (1,600,000) shares of common stock, representing 7.5% of the Company's outstanding common stock as of July 31, 1997.

         The assets which were transferred to the Company in exchange for the promissory note and the issuance of shares consist of a one hundred percent (100%) interest in the Chimichagua Association Contract in Colombia. For a description of the assets acquired, see "Item 2. Description of Property" herein.

Transaction with Adair Oil International Canada, Inc.

         On June 16, 1997, the Company closed on an agreement with Adair Oil International Canada, Inc. ("Adair Oil"), a Bahamas corporation, pursuant to which the Company transferred to Adair Oil a fifty-one percent (51%) controlling interest in the outstanding common stock of the Company. As a result of that agreement 10,200,000 shares of the Company's common stock were issued to Adair Oil in exchange for a portion of Adair Oil's rights with respect to certain contracts. The shares issued to Adair Oil consisted of 10,000,000 shares of the Company's authorized but unissued shares and, in order to complete the transaction with Adair Oil, 200,000 shares which were loaned and returned to the Company by two of the entities which received shares as part of the ROGI International Agreement.

         In connection with the Adair Oil transaction all of the former directors of the Company, except Earl Roberts, agreed to resign and Earl Roberts agreed to elect persons designated by Adair Oil to the Company's board of directors. Immediately following the closing of the Adair Oil transaction and the resignation of members of the Company's board of directors, Earl Roberts caused John Adair, Jalal Alghani and Abdul Aziz M. Al-Abdulkader, the designees of Adair Oil, to be elected to the Company's board of directors.

         As part of the Company's agreement with Adair Oil certain stockholders of the Company also entered into a voting agreement, effective until December 31, 1997, with each other with respect to certain matters which might be voted upon by the shareholders of the Company. Certain shareholders also each individually granted to John Adair, the president of Adair Oil, irrevocable proxies until December 31, 1997, to vote on their behalf shares of the Company's common stock owned by the grantors of the proxies with respect to those same matters. The matters covered by the voting agreement and the proxies include the increase in the number of shares which the Company is authorized to issue and the determination of the rights and privileges of each class of the Company's stock. The shareholders entering into the voting trust agreement included Adair Oil and those entities which acquired shares pursuant to the Geopozos and ROGI International Agreements. Thus, at the time the voting agreement was entered into the parties to the voting agreement controlled fourteen million (14,000,000) shares of the Company's outstanding common stock. The entities which executed the proxies held four million (4,000,000) shares of the Company's common stock.

         In exchange for the issuance of shares of its stock to Adair Oil, the Company acquired five percent (5%) of the net profits in Adair Oil's interest in each of the contracts pertaining to properties in Yemen and Paraguay. The Company did not acquire the right or obligation to participate in the management or operation of any of the properties. For a description of the assets acquired, see "Item 2. Description of Property" herein.

The Interests in Yemen.

         The Yemen contracts (the "Yemen Contracts") were initially acquired in 1993 by Adair Oil International, Inc. ("AOI"), a Bahamas corporation, from the Republic of Yemen and relate to two different areas, one of which is off the coast of Yemen. AOI assigned its rights to the Yemen Contracts to Adair Oil on June 16, 1997. The Yemen Contracts grant to AOI the rights and obligations to explore for oil, gas and/or related extractable resources and to develop the areas covered by the contracts if AOI deems the areas to be worthy of commercial development. The contracts reserve a royalty interest of ten percent (10%) to the Republic of Yemen, after which AOI and its assignees have the right, after payment of specified production costs, to share in the revenues with the Ministry of Oil and Mineral Resources of Yemen. This revenue sharing arrangement provides that AOI shall receive revenues ranging from ten percent (10%) to thirty percent (30%), depending upon the amount of production.

         Under the Yemen Contracts AOI was required to expend at least eighteen million dollars ($18,000,000) on the exploration of one of the areas within thirty (30) months, and fifteen million dollars ($15,000,000) on the exploration of the other area within thirty-six (36) months, after the effective date of the contracts. The effective date of each of the contracts was June 20, 1993. The terms of the contracts also imposed certain financial conditions on AOI. AOI has indicated that it is of the opinion that it provided evidence of financial capability with respect to its exploration obligations in accordance with the terms of the contracts.

         The Yemen Contracts also imposed certain obligations on AOI with respect to the exploration of the properties. Under those obligations AOI was required to acquire and process seismic data and mobilize, drill and evaluate two exploration wells during the relevant exploration time. AOI did not perform each of the obligations with respect to the exploration of the areas. However, under the terms of the contracts, if AOI is prevented from doing so because of "force majeure", the time for compliance with that portion of each of the contracts is extended for such period of time as the force majeure continues. One of the conditions defined as being force majeure is the order, regulation or direction of the government of Yemen which prevents AOI from performing its obligations under the contract. During a portion of the time since AOI executed the Yemen Contracts Yemen was in civil war and the government in political upheaval. AOI believes that those factors prevented AOI from performing under the Yemen Contracts and that such prevention constitutes force majeure as that term is defined in the Yemen Contracts. AOI therefore believes that, it continues to have rights with respect to the Yemen Contracts. AOI's representative in Yemen has discussed these issues with the Minister of Oil of Yemen and has indicated to AOI that he believes that AOI continues to have the rights specified under the contracts. The representative has also indicated that he believes that AOI has the right to renegotiate the terms of its Yemen Contracts and that it may be possible to obtain terms which are more favorable to the holder of the rights. Adair Oil has indicated that it intends to pursue such negotiation.

The Interests in Paraguay.

         Adair Oil International Co. Canada, Inc., a Canadian corporation ("Adair-Canada") acquired, subject to the fulfillment of certain obligations, on May 30, 1997, from Guarani Petroleum Exploration, S.A. ("Guapex"), a Paraguay corporation, as representative of a consortium of entities, including Guapex, a portion of a concession contract relating to 3,292,900 hectares
located in Paraguay (the "Alto Parana Contract").   A portion of the interests
in second concession contract respecting 2,400,000 hectares located in Paraguay (the "San Pedro Contract") was obtained, subject to the fulfillment of certain obligations, by Adair-Canada from Guapex on May 31, 1997. Adair-Canada assigned all of its interests in the San Pedro Contract and the Alto Parana Contract to Adair Oil on June 16, 1997, and Adair Oil succeeded to the rights and obligations of Adair-Canada. Thus, in describing the aforesaid contracts, Adair Oil is used hereafter to describe the rights and obligations initially held by Adair-Canada.

         Adair Oil acquired ninety nine percent (99%) of Guapex's interest in the concession (the "San Pedro Concession") which is the subject of the San Pedro Contract, with Guapex retaining the remaining one percent (1%). The expenses and revenues of the wells, after payment by Adair Oil of certain expense obligations as hereafter described, are shared pro rata by Adair Oil and Guapex in those same ratios. Guapex also retained a ten percent (10%) overriding royalty interest in the hydrocarbons which are recovered from any wells drilled on the San Pedro Concession.

Under the terms of the San Pedro Contract, the interests being acquired by Adair Oil are being held in escrow until Adair Oil has met certain conditions, referred to as "Earning Obligations." After complying with those Earning Obligations Adair Oil will be entitled to receive the assignment of 99% of Guapex's interests in the San Pedro Concession contract.

         The Earning Obligations of Adair Oil with respect to the San Pedro Contract require that (i) Adair Oil pay an aggregate of three million dollars ($3,000,000) to Guapex for the San Pedro Concession and the Alto Parana Concession on or before July 31, 1997, (ii) Adair Oil drill and complete, at Adair Oil's expense, two wells on the San Pedro Concession no later than December 1, 1998, and (iii) Adair Oil pay all of the costs, up to a maximum of $2,272,000, of the seismic work required with respect to the exploration of the San Pedro Concession. The seismic work must begin before October 1, 1997. Adair Oil did not pay the three million dollars ($3,000,000) prior to July 31, 1997. However, Adair Oil has been given an extension of time by Guapex to meet that obligation.

         Adair Oil and Guapex have agreed to enter into a Joint Operating Agreement with respect to the development of the San Pedro Concession. The terms of such operating agreement are to be determined through negotiations between the parties.

         The Alto Parana Concession was initially acquired from the government of Paraguay in 1989 by Texaco Exploration Paraguay and subsequently assigned to Guapex, which assignment was approved by the government of Paraguay. Adair Oil is acquiring sixty percent (60%) of Guapex's interest in the Alto Parana Concession. The assignment to Adair Oil has been made by Guapex and been placed in escrow. Adair Oil has the right to receive the interest assigned upon timely completion of the Earning Obligations imposed on Adair Oil in the Alto Parana Contract.

         The Earning Obligations of Adair Oil with respect to the Alto Parana Contract require that (i) Adair Oil pay an aggregate of three million dollars ($3,000,000) to Guapex for the San Pedro Concession and the Alto Parana Concession, with one million dollars ($1,000,000) attributable to the Alto Parana Concession to be paid on or before May 31, 1997, (ii) Adair Oil drill and complete, at Adair Oil's expense, two wells on the Alto Parana Concession no later than January 1, 1999, with the first well to be completed no later than March 31, 1997, and (iii) Adair Oil pay all of the costs, up to a maximum of $2,272,000, of the seismic work required with respect to the exploration of the Alto Parana Concession. The seismic work was to begin before July 31, 1997. Adair Oil did not pay the one million dollars ($1,000,000) prior to May 31, 1997, nor has it begun the seismic work. However, Adair Oil has been given an extension of time by Guapex to meet those obligations. Adair Oil also believes that the contract provision which required the drilling of a well by March 31, 1997, was one of mutual mistake and will not be considered by

Guapex as a default. Adair Oil and Guapex have agreed, if Adair Oil meets its Earning Obligations, to share the revenues and expenses of the Alto Parana Concession on a pro rata basis.


Risk Factors.

         The prospects of the Company are subject to a number of risks. The risk factors which management considers to be the highest are set forth hereafter. There may exist, however, other factors which constitute additional risks but which are not currently foreseen or fully appreciated by management.

Reliance on efforts of others.

         The Company intends to form joint ventures or sell part of its interests in order to explore on the prospects. At this time it will depend on other operating companies to operate its wells and properties. Thus, the prospects of the Company will be highly dependent upon its ability to engage the services of competent parties to perform those functions with respect to the Company's properties.

         With respect to the Yemen and Paraguay interests, the Company did not, however, acquire the right to develop the properties, such responsibilities remaining those of Adair Oil. The Company has no rights to require Adair Oil to perform any particular functions at any specified times.

         The Company has not yet received from Ecopetrol and the government of Colombia their consents to the assignments of the Chimichagua Association contract to the Company. Accordingly, the Company has entered into a joint operating agreement with Geopozos with respect to that property. For a description of the agreement, see Description of Property-The Interest in Colombia" herein.

Ability to obtain additional capital.

         The Company anticipates that its future revenues will be derived substantially from the Yemen, Paraguay and Colombia properties. To explore those properties and, if warranted, develop them, significant funding will be required.

         In order to complete development of the properties in Colombia, the Company could require approximately six million dollars ($6,000,000) during the next twelve months.

         The Company acquired only a five percent (5%) net profits interest in Adair Oil's interest in the Yemen and Paraguay contracts and did not acquire any right to manage or develop either of those properties, such rights remaining with Adair Oil. The Company is therefore unable to determine the extent of funding which Adair Oil will require under either of those contracts.

         In order to obtain the funds the Company and Adair Oil are reviewing a number of options. Some of the options which may be pursued include the formation of a joint venture; the investment by another party in equity capital; the issuance of debt by the Company or Adair Oil, as applicable; or borrowing from a lending institution. The parties are limited in their ability to borrow from banks in the United States with respect to the Yemen and Paraguay properties and, therefore, if the borrowing from a lending institution alternative is utilized, the parties expect to seek such borrowing from foreign institutions.

Factors Relating to Colombia Operations.

         Colombia has indicated an intent to play a growing role in international oil markets while expanding and privatizing its domestic gas and electricity industries. Officials have a stated objective of curbing the government's spending on energy development while increasing its energy revenues. The plans imply growing participation in energy prospects by private companies.

         Colombia has been beset, however, by violence and political unrest in recent years. These factors have had an impact on the energy infrastructure and driven up the costs of operating in that country due to security reasons alone. The government responded by, among other things, providing additional security forces to guard pipeline, production and exploration sites. The Company's interests in Colombia could also be affected by the policies of the United States toward Colombia and the responses of the Colombia government to those policies.

         Despite its political uncertainties, Colombia has strong sovereign credit and one of South America's most stable economies. Its economy in 1995 grew by 5.5% and has shown sustained strength in this decade. Colombian officials have stated they believe the country's financial reputation and range of opportunities will attract the estimated $27 billion needed through 2000 for new infrastructure, including big expansions oil, gas and power facilities. Despite its laudable economic stability and improving oil and gas prospectivity, political impediments could interfere with progress toward the lofty energy goals.

Ability to retain Yemen and Paraguay Contracts.

         The Company anticipates that future revenues may be derived from its net profits interests in the Yemen and Paraguay contracts. Adair Oil has indicated to the Company that it believes that a provision in each of the Yemen contracts which extends the time for compliance by Adair Oil in the event of a force majeure is applicable to the present situation. Adair Oil has also informed the Company that it has received assurances from the current government of Yemen that it agrees with Adair Oil's position and that the government of Yemen will honor the contracts.

         The contracts with respect to the property in Paraguay required the holder to pay one million dollars ($1,000,000) by May 31, 1997, and another two million dollars ($2,000,000) by July 31, 1997, to Guapex, the holder of the applicable concessions. Adair Oil has informed the Company that it has received assurances from Guapex that the contract will not be considered in default as a result of the failure to make the required payment if the payment is made by November 1, 1997.

International Operations.

         The Company anticipates that a significant portion, if not substantially all, of its future revenues will be derived from its interests in properties located in Colombia, Yemen and Paraguay. The Company may also acquire interests in other foreign countries in the future. Currency controls and fluctuations, royalty and tax rates, import and export regulations and other foreign laws or policies governing the operations of foreign companies in the applicable countries, as well as the policies and regulations of the United States with respect to companies operating in the applicable countries, could all have an adverse impact on the operations of the Company.

         The Company's interests could also be adversely affected by changes in the contracts applicable to the Company's interest, including the renegotiation of terms by the government of the country or the expropriation of interests. In addition, the contracts are governed by foreign laws and subject to interpretation by the courts in the applicable foreign countries. Foreign properties, operations and investments may also be adversely affected by the political and social developments of the applicable countries.

Price volatility.

         The revenues generated by the Company are highly dependent upon the prices of crude oil and natural gas. Fluctuations in the energy market make it difficult to estimate future prices of crude oil and natural gas. Such fluctuations are caused by a number of factors beyond the control of the Company, including regional and international demand, energy legislation of various countries, taxes imposed by applicable countries and the abundance of alternative fuels. International political and economic conditions may also have a significant impact on prices of oil and gas.

Imprecise nature of reserve estimates.

         The estimations of possible and/or probable reserves of oil and gas are imprecise. While such estimations are based upon engineering and other data, the process is a subjective one consisting of estimating underground accumulations of oil and gas that can not be measured in an exact way. The accuracy of an estimate is a function of the quality of available data and of engineering and geological interpretation and judgement. Accordingly, such estimates often change as more data becomes available and there can be no assurances that the information regarding reserves set forth herein will ultimately be produced.

Environmental regulation.

         The oil and gas industry is subject to substantial regulation with respect to the discharge of materials into the environment or otherwise relating to the protection of the environment. The exploration, development and production of oil and gas are regulated by various governmental agencies with respect to the storage and transportation of the hydrocarbons, the use of facilities for processing, recovering and treating the hydrocarbons and the clean up of the sites of the wells. Many of these activities require governmental approvals before they can be undertaken. The costs associated with compliance with the applicable laws and regulations have increased the costs associated with the planning, designing, drilling, installing, operating and plugging or abandoning of wells. To the extent that the Company owns an interest in a well it may be responsible for costs of environmental regulation compliance even well after the plugging or abandonment of that well.

Operating hazards and uninsured risks.

         The operation of an oil or gas well are subject to risks such as blowouts, cratering, pollution and fires, any of which could result in damage or destruction of the well or production facility or persons working. The operator of the well may be unable to purchase adequate insurance against each
of these risks.   The occurrence of a significant event could have a material adverse affect on the Company.

General risks of the oil and gas industry.

         The Company's operations will be subject to those risks generally associated with the oil and gas industry. Such risks include title problems associated with wells, weather conditions at well sites, shortages or delays in delivery of equipment and the stability of operators and well servicing companies. The Company's prospects will also be impacted by the proximity of its wells to pipelines for the distribution of any oil or gas produced.

Failure to file reports under the Exchange Act.

         The Company had filed a registration statement with the Commission under the Securities Act of 1933 in November, 1981, and therefore became subject to the requirement that it file reports thereafter under the Securities Exchange Act of 1934 (the "Exchange Act"). The Company filed reports under the Exchange Act, including annual reports on Form 10-K, during a portion of the 1980's. However, the Company experienced financial difficulties during the mid-1980's due to a downturn in the market for oil and gas and by the late 1980's had become essentially a dormant company. It continued to hold interests in oil and gas wells but was generating very little revenue. Consequently, by 1989 the Company could no longer afford the costs associated with audited financial statements. The Company filed its Form 10-K under the Exchange Act in 1989 without including audited financial statements and has continued to make 10-K filings under the Exchange Act without audited financial statements. The Company may also not have complied with certain other formalities required by the Exchange Act with respect to the 10-Ks and other reports due thereunder.

ITEM 2.  Description of Property.

         The Company holds interests in existing oil and gas wells in the United States, has interests in proved producing properties in Colombia and holds interests in contracts relating to properties in Yemen and Paraguay. The Colombia, Yemen and Paraguay properties are intended to be explored and, if warranted, developed as oil and gas properties.

The United States Properties.

         The Company holds working interests in oil and gas wells located throughout the United States. The Company holds an interest in seventy-nine
(79) oil and gas wells, with a net interest of 1.68 oil wells and 7.91 gas wells. The Company has received a report from a petroleum engineer which indicates that as of May 31, 1997, there were proved reserves of 778 barrels attributable to the Company's net interest in the oil wells and proved reserves of 124.8 million cubic feet attributable to the Company's net interest in the gas wells.

Yemen Property Interests.

         The Company holds interests in two properties, one located in the country of Yemen and the other located off the coast of Yemen. The Company acquired five percent (5%) of the interests of Adair Oil in the profits to which Adair Oil is entitled from the production of oil from those properties. Adair Oil, through an affiliated company, acquired the interests from the government of Yemen pursuant to contracts dated June 20, 1993. One contract relates to an area generally described as Block 24 offshore of the Hodeidah Province (the "Hodeidah Contract"), covering an area of approximately two million five hundred thousand (2,500,000) acres and the second contract relates to an area generally described as Block 28 in the Shabwa Province (the "Shabwa Contract") and covers approximately one million (1,000,000) acres. Other than the geographical locations to which they apply, the Hodeidah Contract and the Shabwa Contract each contains substantially identical terms, except as to the initial exploration periods, as defined in the contracts, and the funds required to be expended by the holder for exploration. Collectively, the Hodeidah and Shabwa contracts are referred to as the "Yemen Contracts."

         The Yemen Contracts assign to the holder the exclusive right to explore for oil in the designated areas and to conduct petroleum operations if warranted. The government of Yemen has retained a ten percent (10%) royalty interest and has retained the rights to all gas which might be discovered in the area. The initial exploration period for the Hodeidah Contract was thirty months from the effective date of the contract, during which time the holder was required to expend eighteen million dollars ($18,000,000) toward the acquisition and processing of seismic data relating to the area and the drilling and evaluation of at least two wells. The initial exploration period for the Shabwa Contract was thirty-six months from the effective date of the contract, during which time the holder was required to expend fifteen million dollars ($15,000,000) toward the acquisition and processing of seismic data relating to the area and the drilling and evaluation of at least two wells. Adair Oil believes that the holder was prevented from doing the before mentioned work program as a result of force majeure, as defined in the contracts, and that it has until December 31, 1998, to perform its obligations under the Hodeidah Contract and until December 31, 1998, to perform its obligations under the Shabwa Contract. The current government of Yemen has indicated to the representative of Adair Oil that it is in agreement with the position taken by Adair Oil.

         Following the initial exploration period, the holder has the option to enter into a second exploration period which would extend its rights to further explore the designated area for, in the case of the Hodeidah Contract, thirty
(30) months and, in the case of the Shabwa Contract, thirty-six (36) months. After completion of the exploration period, twenty-five percent (25%) of the area covered by each of the Yemen Contracts is then relinquished back to the Yemen government, except any area which has been converted into a development area.

         If Adair Oil determines that sufficient quantities of oil exist to warrant development of an area it must apply to the Ministry of Oil and Natural Resources of Yemen for designation of that area for development. The Ministry is to grant such designation if the holder is in compliance with the terms of its contract.

         The Company has received a report from an independent petroleum engineer which indicates that from the information which was made available to the engineer, the proved or probable reserves could not be quantified and the project should be considered as strictly exploratory.

Paraguay Property Interests.

         The Company holds a five percent (5%) net profits interest in Adair Oil's interest in a Farmout Agreement relating to the Alto Parana Concession in the Republic of Paraguay. Adair Oil acquired the interests of an affiliated company in that agreement in June, 1997. The affiliate acquired a sixty percent (60%) participating interest in the Alto Parana Concession on May 31, 1997, from Guapex. The Alto Parana Concession relates to approximately 3,292,900 hectares.

         The Company also holds a five percent (5%) net profits interest in Adair Oil's interest in a Farmout Agreement relating to the San Pedro Concession in the Republic of Paraguay. Adair Oil acquired the interests of an affiliated company in that agreement in June, 1997. The affiliate acquired a ninety-nine percent (99%) participating interest in the San Pedro Concession on May 30, 1997, from Guapex. The Alto Parana Concession relates to approximately 2,400,000 hectares.

         Each of the interests in the Paraguay contracts are to be assigned when the holder has complied with the Earning Obligations specified in the relevant contracts. For a description of those obligations, see "Business-The Interests in Paraguay" herein.

         The Company has received a report from an independent petroleum engineer which indicates that from the information which was made available to the engineer, the proved or probable reserves could not be quantified and the project should be considered as strictly exploratory.

The Colombia Properties.

         In 1997, the Company acquired, subject to certain consents as hereafter described, rights with respect to a contract relating to the exploration, drilling and development of oil and gas property in Colombia. The asset consists of the rights and obligations of Geopozos with respect to a contract, known as the Chimichagua Association contract (the "Association Contract"). The Association Contract grants the right to explore, drill and extract hydrocarbons from a specified area in Colombia. The Association Contract relates to an area of approximately 164,900 hectares (a hectare is 2.47 acres) in the Magdalena valley of Colombia, approximately 500 miles north of Bogota. The Association Contract was originally acquired by Esso Colombia in 1988 and, following an intervening assignment, was acquired by Geopozos on September 14, 1996.

         The Association Contract, between Ecopetrol, the national oil company of Colombia, and the holder, provides that the parties shall share equally the hydrocarbons produced from the relevant properties, subject to an overriding royalty interest of twenty percent (20%) which is reserved for Ecopetrol, and the expenses of development of the properties. The holder is responsible for the exploration of the properties but has the right to receive reimbursement of those costs with respect to fields which are commercially developed by the parties. The effective date of the Association Contract was January 20, 1989, and the contract terminates for all purposes twenty-eight (28) years thereafter. The contract provides for an exploration period of six (6) years, subject to certain extensions, and an exploitation period of twenty-two (22) years. Under the terms of the contract a portion of the property which has not been commercially developed is reduced over a period of years, beginning in the sixth year. In a letter to the Company dated August 4, 1997, Geopozos indicated that fifty percent (50%) of the original area covered by the Association Contract had been returned to Ecopetrol and that Ecopetrol had not issued any declarations of commerciality with respect to the remaining area.

         In connection with the agreement between Geopozos and the Company, Geopozos retained a two percent (2%) overriding royalty interest in hydrocarbons produced from the properties developed under the Association Contract. Geopozos also agreed to act as the operator under the Association Contract for a period of up to twelve (12) months until the Company or its assignee has been approved by Ecopetrol and the Ministry of Mines and Energy of Colombia. The parties also agreed to enter into joint operating agreement covering those operations. The agreement is to provide, among other things, that Geopozos will be allowed to mark up expenditures which it incurs, and which have been agreed to in advance, by ten percent (10%).

         The Association Contract provides, among other things, that Geopozos was required to perform certain exploration of the properties prior by December 18, 1996, and that the consents of Ecopetrol and the Colombian Ministry of Mines and Energy are required in order for the assignment to the Company from Geopozos to be effective. On August 4, 1997, the Company received a letter from Geopozos which indicated that (i) Geopozos has fulfilled all of its obligations to Ecopetrol, (ii) Geopozos has provided Ecopetrol with all necessary and requested technical information and data and (iii) the Association Contract is valid.

         The Company has received a report from a petroleum engineer which indicates that the information provided to him by the Company with respect to the properties in Colombia indicates that there are 22.150 billion cubic feet of gas which would be classified as proved reserves.

         Geopozos and the Company entered into a Joint Operating Agreement ("JOA") effective March 5, 1997, and terminating upon termination of the Association Contract. The JOA provides, among other things, that Geopozos will remain as Operator, for the purpose of the Association Contract and the JOA, for a period of time ending no sooner than twelve months from the effective date of the JOA, or until the Company is approved as Operator by Ecopetrol, whichever occurs first. Under the JOA, the Company owns 100% of the benefits of the Association Contract and is responsible for 100% of the costs and expenses of exploration and exploitation incurred by Geopozos, as Operator. These costs and expenses are payable by the Company on a quarterly basis, either in advance or at the end of the quarterly period, at the election of Geopozos. As security against the Company's obligation to pay these costs and expenses, Geopozos retains an interest in the Company's rights in the Association Contract as well as an interest in and a lien against any production to which the Company has a right under the Association Contract.

Item 3.  Legal Proceedings.

         In July, 1985, the Company entered into a revolving credit agreement with a lending bank. This note was collateralized by mortgage, deed of trust and assignment of production on the majority of the Company's oil and gas properties, causing the majority of the revenues of these properties to be paid directly to the lender. The Company became delinquent in the payment of principal and interest on the note during 1987. In January, 1988, the lender was placed in receivership, and in May, 1989, the FDIC sold this note to a third party. The third party holder failed to collect on this note. In the meantime, the Company held in suspense the revenues which otherwise might be payable to the third party holder under the terms of this note. Eventually, the Company filed an Action for Declaratory Judgment against the third party holder in the 281st Judicial District Court of Harris County, Texas. In this litigation, the Company requested the court to determine the rights of the third party holder with regard to this note and the security instruments collateralizing this note. On March 21, 1997, the court in this proceeding entered a default judgment against the third party holder. This default judgment declared the third party holder's interest in the note and the security instruments given as collateral thereunder to be null and void and of no force and effect, being barred by statute of limitation. Further, the court declared that the $252,476 previously held in suspense in lieu of payment to the third party holder to be the property of the Company, free and clear of any claims of the third party holder.

Item 4.  Submission of Matters to a Vote of Security Holders.

         A special meeting of shareholders of the Company was held on July 8, 1997. Proxies with respect to the matters to be acted upon at the meeting were not solicited by management. At the meeting shareholders approved an amendment to the Company's articles of incorporation to change the name to Adair International Oil and Gas, Inc., to increase the number of authorized shares of common stock from 20,000,000 shares to 100,000,000 shares and to change the par value of the shares of common stock from thirty cents ($.30) to no par value.

Shareholders were also requested to ratify the transaction with Adair Oil. A total of 16,502,480 shares were voted on each of the issues voted on at the meeting, with all shares voting in favor of each of the issues and no shares voting against any of the proposals.

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         The Company's stock has been traded very infrequently during the past two years and, to the best of the Company's knowledge, no broker made a market or regularly submitted quotations for the Company's stock during that time. In the last two fiscal years less than one thousand shares were traded in any year.

         As of July 31, 1997, there were approximately 800 holders of the Company's common stock. The Company has not paid any cash dividends on its common stock during the past two fiscal years. The Company may only pay dividends from surplus.

Recent Sales of Unregistered Securities.

         The Company issued shares of its common stock to directors as compensation for acting as directors of the Company and to one employee without the shares being registered under the Securities Act of 1933 (the "Securities Act") in reliance upon the exemption contained in Section 4(2) promulgated under the Securities Act. The directors of the Company had not received any compensation for serving as directors for a number of years. In recognition of the many years of service by the various directors without the payment of compensation, the Company issued as aggregate of nine hundred ninety thousand (990,000) shares to four directors. For a description of the transaction, see "Item 10. Executive Compensation" herein. At the same time that the shares were issued to the directors, the Company also issued ten thousand (10,000) shares to a long time employee of the Company in recognition of the employee's many years of service to the Company.

         The Company sold an aggregate of six million (6,000,000) shares of its common stock in exchange for assets consisting of rights with respect to properties located in Colombia. For a description of the transaction, see "Item 1. Description of Business" and "Item 2. Description of Properties" herein. The shares were sold in reliance upon the exemption contained in
Section 4(2) under the Securities Act.

         The Company sold an aggregate of ten million two hundred thousand (10,200,000) shares of common stock on June 16, 1997, in exchange for certain assets consisting of a portion of the rights to contracts respecting properties in Yemen and Paraguay. For a description of the transaction, see "Item 1. Description of Business" and "Item 2. Description of Properties" herein. The shares were sold in reliance upon the exemption contained in

Section 4(2) under the Securities Act.

         In July, 1997, the Company sold one million (1,000,000) shares of its restricted common stock for a price of twenty cents ($.20) per share to two individuals. The shares were sold in reliance upon the exemption contained in
Section 4(2) under the Securities Act.


Item 6.  Management's Discussion and Analysis or Plan of Operation.

         The following summary of the Company's financial position and results of operations should be read in conjunction with the Financial Statements, Notes to Financial Statements, contained elsewhere in this report. Audits of the financial statements have been completed through the year ended May 31, 1997 and prior year financial information have been restated and reclassified in connection with the audit.

Results of Operations-1996 vs. 1997.

         The following summarizes oil and gas revenues and operating expenses for the years 1996 and 1997.

                                                      Years ended May 31
                                                     1997             1996
Oil and gas sales                                  $205,920         $118,705
Lease operating expenses                            298,948          134,815
                                                   --------         --------
Operating (loss)                                   $(93,028)        $(16,110)

--------------------------------------------------------------------------------

         The following table reflects the Company's cumulative costs incurred in oil and gas properties.

                                                        Years Ended May 31
Oil and gas properties at full cost                     1997             1996
 Proved properties being amortized                   $7,858,674       $4,312,380

Less accumulated depletion
and depreciation                                      4,118,979        4,091,519
                                                     ----------       ----------
                                                     $3,739,695       $  220,861

         The increase in oil and gas property costs includes $3,600,000 from the acquisition of foreign oil and gas property in Colombia described in Note 2 to the financial statements.

         Oil and Gas Sales- The increase from $118,705 to $204,633 reflects approximately $100,000 of revenues which were received in May 1997 by the Company from release of suspended production revenues held in connection with the promissory note described in Note 3 to the financial statements. The release of revenues results from the cancellation of such indebtedness.

         Operating Expenses-Lease operating expenses increased from $15,479 to $51,249 due to the inclusion of additional production expenses on the revenues which had been suspended. General and administrative costs increased from $44,214 to $155,355 due to last quarter business activity and the inclusion of approximately $23,000 of legal expenses in connection with the Colombia acquisition described in Note 2. Payroll expenses increased by approximately $35,000 attributable to personnel associated with the acquisition.

         The oil and gas production which the Company holds in the United States continued to decline during 1997. Further declines in domestic productions are anticipated and the Company intends to focus future plans on exploring and developing foreign reserves acquired in the acquisition described in Notes 2 and 12. Future revenues from the Company's domestic production at May 31, 1997 is expected to be minimal.

         Net income for the fourth quarter ended May 31, 1997 was $672,172 or $.10 per share on revenues of $873,314 versus a net income at $4,977 or $.00 per share on revenues of $95,683 for the quarter May 31, 1996. The fourth quarter of fiscal year ended May 31, 1997 benefitted from non-recurring forgiveness of debt income aggregating $722,530 or $.07 per share from the cancellation of a promissory note which had been outstanding since January 1, 1987.

         In 1995 and prior the financial results of the Company were insignificant because the Company has not conducted any oil and gas exploration or development activities since May 31, 1989. Activity from May 31, 1989 through May 31, 1997 focused on production from the Company's domestic oil and gas reserves and cost cutting.

         Inflation's Impact-Inflation was not a significant factor in 1997 operations and is not expected to be a major factor in 1998 operations.

Liquidity and Capital Resources

         Cash provided by operating activities increased by $124,618 during the year ended May 31, 1997. Such cash flow is not sufficient to finance the future exploration and development of the Company's foreign oil and gas properties. Therefore the Company will continue efforts to farm out high risk prospects from inventory to oil companies with greater resources thereby avoiding the risk and cash drain of exploratory drilling activities. Given the present economic conditions in the industry , no assurances can be made that the Company will be successful in its efforts. The Company is also pursuing bank lines of credit to supplement future working capital requirements.

Item 7.  Financial Statements.

         The financial statements of the Company are included as part of this Form 10-KSB following the signature page.

Item 8. Changes to and Disagreements With Accountants on Accounting and Financial Disclosures.


         On July 15, 1997, the Company engaged the services of Braden, Bennink, Goldstein, Gazaway & Company, PLLC, Houston, Texas, to conduct an independent audit of the Company's financial statements through the year ended May 31, 1997. The Company had not engaged any firm to conduct an independent audit of the Company's financial statements since 1989.

PART III

Item 9. Directors, Executive Officers, Promoters, and Control Persons; Compliance With Section 16(a) of the Exchange Act.

         The following persons serve as directors and/or executive officers of the Company:

                                   Age          Position with Company
 John W. Adair                     55           Chairman of Board, Chief
                                                Executive Officer and Director
                                                (Since June, 1997)

 Earl Roberts                      61           President and Director (Since
                                                1981)

 Jalal Alghani                     38           Chief Financial Officer and
                                                Director (Since June, 1997)

 Abdul Aziz M. Al-Abdulkader       46           Director (Since June, 1997)


         Directors of the Company are elected annually. Officers of the Company are selected by the board of directors and serve at the pleasure of the board. No director of the Company serves on the board of directors of any other company which is a reporting company under the Securities Exchange Act of 1934. No person serving as a director or executive officer of the Company is related to any other director or executive officer of the Company.

         During the past five (5) years no director or executive officer of the Company (i) has been involved as a general partner or executive officer of any business which has filed a bankruptcy petition; (ii) has been convicted in any criminal proceeding nor is subject to any pending criminal proceeding; (iii) has been subjected to any order, judgment or decree of any court permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (iv) has been found by a court, the Commission or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law.

         John Adair served as the president and chief executive officer of Dresser Engineering Co., a company which specializes in oil and gas engineering services, from 1995 to 1997. Since 1990 Mr. Adair has served as president of Adair Oil International.

         Earl Roberts has served as the president of the Company since its inception and was the chief executive officer of the Company until June, 1997.

         Jalal Alghani served as vice president of sales and marketing of Dresser Engineering Co. from 1995 to 1997. Since 1990 Mr. Alghani has served as an executive officer of Adair Oil International.

         Abdul Aziz M. Al-Abdulkader has been involved with a number of companies during the past five years as an officer, director and investor, the majority of which are located in the Middle East. His primary employment has been the management of AMA group of companies located in Saudi Arabia, whose activities include furniture manufacturing and retailing, maintenance operations of residential compounds, ownership of restaurants and metal insulation production.

Section 16(a) Beneficial Ownership Reporting Compliance.

         No reports were filed on Forms 3, 4 or 5 under the Exchange Act during the last fiscal year. Earl Roberts, a current officer and director of the Company, and former directors, Robert Steelhammer, Jim Shindler and Raymond Kerr, should each have filed two Form 4s with respect to shares which they acquired during the year. Current directors, John Adair, Jalal Alghani and Abdul Aziz M. Al-Abdulkader should each have filed a Form 3 after becoming directors. Petroleum Exploration Services, Inc. should have filed a Form 3 when it became the beneficial owner of more than ten percent (10%) of the Company's common stock. Adair International Oil Canada, Inc. should have filed a Form 3 when it became the holder of more than ten percent (10%) of the Company's common stock.

Item 10.  Executive Compensation.

          During the past three fiscal years the Company has employed only one person as an executive officer. No executive officer received any compensation from the Company during the past three fiscal years. Mr. Earl Roberts, the president and chief executive officer of the Company during each of those years, received shares of common stock of the Company as a director during the fiscal year ended May 31, 1997, as hereafter described.

         The directors of the Company did not receive any compensation for serving as directors for a number of years. On August 1, 1996, the directors determined that, in recognition of the many years of service by the various directors without the payment of compensation, the Company should issue shares of its common stock to the directors. The issuance of the shares was contingent upon the completion of the transactions pursuant to which the Company was to acquire the interests in Colombia. See "Item 1. Description of Business." Thus, on March 14, 1997, the Company issued 321,750 shares of its common stock to Earl Roberts for service as a director and 222,750 shares of its common stock to each of the remaining directors, Robert Steelhammer, Jim Shindler and Raymond Kerr. In 1997 the Company incurred legal fees of $25,373 which were payable to a law firm of which Raymond Kerr, a director of the Company was a partner.

         The Company has no employment contracts with any of its executive officers. Beginning in June, 1997, the Company agreed to pay John Adair, Earl Roberts and Jalal Alghani a salary of five thousand dollars ($5,000) per month each.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

         The following sets forth information with respect to all persons known by the Company to beneficially own five percent (5%) of the outstanding common stock of the Company as of July 31, 1997:

 Title of Class    Name and Address of     Amount and Nature of       Percent of
                   Beneficial Owner        Beneficial Ownership       Class
 Common Stock      Adair International     10,200,000-Direct(1)       48.1%
                   Oil Canada, Inc.,
                   Tulsa, Oklahoma

 Common Stock      Petroleum               1,600,000                  7.5%
                   Exploration
                   Services, Inc.

         (1) In addition to the shares which it owns directly, Adair Oil indirectly through John Adair holds proxies to vote 4,000,000 shares of common stock on certain matters which could come before the shareholders. The proxy expires on December 31, 1997. Thus, with respect to the matters to which the proxy relates, Adair Oil is entitled to vote 66% of the outstanding shares. The same shareholders which have granted the proxies to Adair Oil have entered into a voting agreement with Adair Oil respecting those matters covered by the proxies. For a description of the matters to which the proxies relate, see "Item 1. Description of Business" herein.

         The following sets forth information with respect to shares of the outstanding common stock owned by the directors and executive officers of the Company as of July 31, 1997:

 Title of Class         Name and Address of    Amount and Nature of       Percent of Class
                        Beneficial Owner       Beneficial Ownership
 Common stock           John Adair             10,200,000-Indirect (1)    48.1%(1)
                        Tulsa, Oklahoma

 Common stock           Earl Roberts           1,050,950                  4.96%
                        Houston, Texas

 Common stock           Jalal Alghani          10,200,000-Indirect (1)    48.1%(1)
                        Houston, Texas

 Common stock           Abdul Aziz M. Al-      500,000-Direct             2.4%
                        Abdulkader

 All directors and                             11,750,950-Direct and      55.4%
 executive officers as a                       Indirect
 group (4 persons)


         (1) The shares owned by Messrs. Adair and Alghani are owned indirectly through Adair Oil. Adair and Alghani each own a one-third interest in the voting stock of Adair Oil. For a description of the other rights which Adair Oil has with respect to voting on certain matters, see the footnotes to the table above.

Item 12.  Certain Relationships and Related transactions.

         On June 16, 1997, the Company entered into an agreement with Adair Oil International Canada, Inc. ("Adair Oil") pursuant to which the Company issued to Adair Oil a controlling interest in its common stock, consisting of ten million two hundred thousand (10,200,000) shares, in exchange for certain assets held by Adair Oil. In connection with that same transaction, three members of the Company's board of directors agreed to resign and three persons designated by Adair

Oil were elected to the Company's board. John Adair and Jalal Alghani, each of whom is an executive officer of the Company and a member of its board of directors, each own one-third (1/3) of the stock of Adair Oil. For a further description of the transaction, see "Item 1. Description of Business" herein.

Item 13.  Exhibits and Reports on Form 8-K.

         The following exhibits are included with this report:

2.1. Purchase and Sales Agreement dated February 27, 1997, between the Company and Geopozos, S.A. relating to the acquisition of assets by the Company.

2.2. Letter of Agreement dated March 14, 1997, between the Company and ROGI International, S.A. relating to the issuance of shares of stock by the Company and the acquisition of assets by the Company.

2.3. Agreement dated May 30, 1997, between the Company and Adair Oil International Canada, Inc. pertaining to the acquisition of assets by the Company and the issuance of shares by the Company.

3.1.     A copy of the Company's articles of incorporation, as amended.

3.2.     A copy of the Company's by laws, as amended.

4.1. Articles V and VI of the Company's Articles of Incorporation pertain to certain rights of the holders of the Company's common stock and are included with Exhibit 3.1.

4.2. Provisions of the Company's by laws which pertain to certain rights of the holders of the Company's common stock are included with Exhibit 3.2.

9. Voting agreement effective June 16, 1997, entered into between holders of the Company's common stock.

10.1. A copy of the agreement between the Company and Geopozos dated February 27, 1997, is filed as Exhibit 2.1 hereto.

10.2 A copy of the letter agreement between the Company and Geopozos and ROGI International dated March 14, 1997, is filed as Exhibit 2.2 hereto.

10.3. A copy of the agreement between the Company and Adair Oil International Canada, Inc. dated May 30, 1997, is filed as Exhibit 2.3 hereto.

10.4. A copy of the Joint Operating Agreement effective March 5, 1997, between the Company and Geopozos.

23.      The consent of Braden, Bennink, Goldstein, Gazaway & Company, PLLC.

Reports on Form 8-K.

         The Company filed a report on Form 8-K dated July 28, 1997, relating to the Item 4, Changes in Registrant's Certifying Accountants.

         The Company filed another Form 8-K dated August 1, 1997, relating to Items 1, 2 and 5. These items pertain to changes in control of the registrant, the acquisition of assets and other events.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Adair International Oil and Gas, Inc.

DATED August 14, 1997                      By /s/ Earl Roberts
                                              President

SIGNATURES                                 TITLE

/s/  John W. Adair                Chairman of the Board and Chief
     John W. Adair                Executive Officer
                                  (Principal Executive Officer)

/s/  Earl Roberts                 President and Director
     Earl Roberts

/s/  Jalal Alghani                Vice President and Chief Financial Officer
     Jalal Alghani                (Principal Financial and Accounting Officer)

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
Adair International Oil and Gas, Inc.

         We have audited the accompanying balance sheet of Adair International Oil and Gas, Inc. as of May 31, 1997, and the related statements of operations, changes in stockholders' equity and cash flows for each of the two years ended May 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Adair International Oil and Gas, Inc. as of May 31, 1997, and the results of their operations, changes in stockholders' equity and their cash flows for each of the two years ended May 31, 1997 and 1996, in conformity with generally accepted accounting principles.

         As discussed in Note 2 to the financial statements, the realization of significant assets is contingent upon obtaining financing sufficient to fund the necessary development costs. Final arrangements for such financing has not yet been obtained. As described in Notes 2 and 6, in connection with the asset acquisition described in Note 2, shares have been issued to foreign corporations whose ownership is unknown to the company and we were unable to verify management's representations that these entities are not related parties. See also, Note 11 for subsequent events which have occurred since May 31, 1997.


Braden, Bennink, Goldstein, Gazaway & Company, P.L.L.C.

August 8, 1997

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     ADAIR INTERNATIONAL OIL AND GAS, INC.
                                 BALANCE SHEET
                                  MAY 31, 1997

ASSETS                                                                 1997
                                                                  -----------
Current Assets
Cash                                                              $   130,175
Accounts receivable, net of an allowance of -0-                        21,809
                                                                  -----------
         Total Current Assets                                         151,984
                                                                  -----------
Property and Equipment
Oil and gas properties and equipment, using the full
  cost method of accounting (Notes 1, 3 & 9) net of accumulated
  writedowns of the domestic full cost pool of $3,087,908           7,858,674
Office and other property and equipment, at cost                        4,210
                                                                  -----------
                                                                    7,862,884
Less accumulated depreciation, depletion and amortization          (4,119,767)
                                                                  -----------
         Total Property and Equipment                               3,743,117
                                                                  -----------
         TOTAL ASSETS                                             $ 3,895,101
                                                                  ===========

                                                                       1997
                                                                  -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Note payable (Note 3)                                             $    -0-
Accounts payable to related party                                      50,830
Accounts payable and accrued liabilities                               94,491
                                                                  -----------
         Current Liabilities                                          145,321

Long-term debt (Note 3)                                               600,000
                                                                  -----------
         Total Liabilities                                            745,321
                                                                  -----------
Commitments and Contingencies (Note 7)

Redeemable cumulative convertible preferred stock, stated value
   $100 per share; 5,000,000 shares authorized; issued and
   outstanding shares - 600 (Note 4)                                   60,000

Common Stockholders' Equity
Common stock, $.30 par value per share, 20,000,000 authorized,
   10,000,000 issued and outstanding                                3,000,000
Additional paid-in capital                                          5,896,728
Accumulated deficit                                                (5,806,948)
                                                                  -----------

         Total Common Stockholders' Equity                          3,089,780


         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 3,895,101
                                                                  ===========



    The accompanying notes are an integral part of the financial statements

                     ADAIR INTERNATIONAL OIL AND GAS, INC.
                            STATEMENTS OF OPERATIONS
                        For the years ended May 31, 1997



                                                            1997           1996
                                                          ---------      ---------
Revenue
Oil and gas sales                                         $ 205,920      $ 118,705
                                                          ---------      ---------


Costs and expenses
Lease operating expenses                                     51,249         15,479
Depreciation, depletion and amortization                     92,344         75,122
General and administrative                                  155,355         44,214
                                                          ---------      ---------
         Total costs and expenses                           298,948        134,815

Operating loss                                              (93,028)       (16,110)

Other income - forgiveness of indebtedness (Note 3)         722,530           --
                                                          ---------      ---------

Net income (loss) before taxes                              629,502        (16,110)

Federal income tax expense                                      -0-            -0-
                                                          ---------      ---------
Net income (loss) before dividends                          629,502            -0-

Redeemable preferred stock dividends and accretion              -0-            -0-
                                                          ---------      ---------
         Net income (loss) applicable to common stock     $ 629,502      $ (16,110)
                                                          =========      =========

Net income (loss) per common share:
Primary                                                   $    0.06      $   (0.01)
                                                          ---------      ---------

Fully-diluted                                             $    0.06      $   (0.01)
                                                          ---------      ---------



    The accompanying notes are an integral part of the financial statements

                     ADAIR INTERNATIONAL OIL AND GAS, INC.
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   For the years ended May 31, 1997 and 1996


                                                                                            Retained
                                                         Common         Additional          Earnings
                                       Shares            Stock        Paid-in Capital       (Deficit)
                                     ----------        ----------     ---------------      -----------
Balance May 31, 1995                  2,000,000        $  600,000       $ 4,696,728        $(5,820,340)
                                     ----------        ----------       -----------        -----------
Net loss for the year                                                                          (16,110)


Balance, May 31, 1996                 2,000,000           600,000         4,696,728         (5,836,450)
Stock dividend, May, 1997             2,000,000           600,000                             (600,000)
Issuance of common stock
   In connection with foreign
   acquisitions                       6,000,000         1,800,000         1,200,000
Net income for the year                                                                        629,502
                                     ----------        ----------       -----------        -----------
Balance May 31, 1997                 10,000,000        $3,000,000       $ 5,896,728        $(5,806,948)
                                     ==========        ==========       ===========        ===========


    The accompanying notes are an integral part of the financial statements.

                     ADAIR INTERNATIONAL OIL AND GAS, INC.
                            STATEMENTS OF CASH FLOWS
                   For the years ended May 31, 1997 and 1996


                                                                      1997             1996
                                                                  -----------        --------
Cash flows from operating activities
     Net income                                                   $   629,502        $(16,110)

     Adjustments to reconcile net income (loss) to net cash provided by operating activities:

         (Increase) decrease in accounts receivable                   152,715         (30,916)
         Writedown of full cost pool                                   81,954          75,134
         Increase (decrease) in accounts payable                      (27,949)        (39,921)
         Increase (decrease) in accrued expenses                       15,136          16,173
         Forgiveness of  indebtedness (Note 3)                       (722,530)           --
                                                                  -----------        --------
          Net cash provided by  operating activities                  128,828           4,360

Cash flows from investing activities
     Purchase of fixed assets                                          (4,210)           --
                                                                  -----------        --------
         Net cash provided by  investing activities                    (4,210)           --

Net increase in cash and cash equivalents                             124,618           4,360
         Cash and cash equivalents at beginning of year                 5,557           1,197
                                                                  -----------        --------
Cash and cash equivalents at end of year                          $   130,175        $  5,557
                                                                  ===========        ========

Supplemental Disclosures:
         Interest paid                                            $         0        $      0
                                                                  ===========        ========
         Income taxes paid                                        $         0        $      0
                                                                  ===========        ========


Schedule of non-cash investing and financing activities

Issuance of common stock
         for foreign oil and gas property  (Note 2)               $ 3,000,000        $      0
                                                                  ===========        ========

Issuance of promissory note for foreign oil and gas
         property (Note 2)                                        $   600,000        $      0
                                                                  ===========        ========
Forgiveness of short-term indebtedness                            $   722,530        $      0
                                                                  ===========        ========

Common stock dividend                                             $   600,000        $      0
                                                                  ===========        ========


    The accompanying notes are an integral part of the financial statements.

                     ADAIR INTERNATIONAL OIL AND GAS, INC.
                         NOTES TO FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  Adair International Oil and Gas, Inc. (Formerly Roberts Oil and Gas, Inc.)("the Company") was incorporated under the laws of the state of Texas on November 7, 1980. Since inception the Company's primary purpose has been the exploration, development and production of oil and gas properties in the United States. During the year ended May 31, 1997, as described in Note 2, the Company acquired proven properties located in Colombia. After May 31, 1997 as described in
         Note 11, a 51% interest in the Company's outstanding Common Stock was acquired by Adair Oil and Gas International of Canada, Bahama Corporation, and the Company name was changed to Adair International Oil and Gas, Inc.

         ACCOUNTS RECEIVABLE

                  Accounts receivable result from revenues attributable to non-operating interests in domestic oil and gas properties. No reserve for bad debts exists because they are all deemed to be fully collectible.

         CASH AND CASH EQUIVALENTS

                  For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The carrying amount approximates fair value because of the short maturities of those instruments.

         PROPERTY AND EQUIPMENT

                  The Company follows the full-cost method of accounting for its oil and gas properties and, accordingly, capitalizes all costs associated with property acquisition, exploration and development in separate cost centers for each country. Such costs do not exceed the sum of the present value of estimated proved reserves and the value of unproved properties including consideration for income tax benefits.

                  Depreciation and depletion of oil and gas properties is computed using all capitalized costs and estimated future development and abandonment costs, exclusive of oil and gas properties not yet evaluated, on a unit of production method based on estimated proved reserves.

                  The cost of other categories of property and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets for financial statement purposes and accelerated methods for federal income tax purposes.

                  Gains and losses on dispositions of oil and gas properties are recognized only when there is a significant change in the relationship between costs and proved reserves. Gains or losses on dispositions of assets other that oil and gas properties are credited or charged to operations. Expenditures for repairs and minor replacements are charged to expense.

                  In accordance with the full cost method of accounting, the net capitalized costs of oil and gas properties are not to exceed their related estimated future net revenues discounted at 10 percent, net of tax considerations, plus the lower of cost or estimated fair market value of unproved properties.

                  Substantially all of the Company's exploration, development and production activities are conducted jointly with others and, accordingly, the financial statements reflect only the Company's proportionate interest in such activities.

         INCOME TAXES

                  The Company accounts for income taxes pursuant to the asset and liability method of computing deferred income taxes. Deferred tax assets and liabilities are established for the temporary differences between the financial reporting bases and the tax bases of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

         SIGNIFICANT ACCOUNTING ADJUSTMENTS

                  The full cost pool was written down by $55,785 and $75,122 in 1997 and 1996 respectively. The write-down primarily reflects a decrease in the valuation of proved reserves. Future write-downs of the full cost pool may be required if (i) declining prices and other unfavorable industry trends continue, (ii) production is not replaced by reserve additions and (iii) further impairments of unevaluated properties or downward revisions to proved reserves are required.

         EARNINGS PER SHARE INFORMATION

                  Earnings per share are computed by dividing earnings (loss) by the weighted average number of common shares outstanding adjusted for conversion of common stock equivalents, where applicable outstanding during the period. The calculation of fully diluted earnings per common share additionally assumes the conversion of the cumulative convertible preferred stock.

         USE OF ESTIMATES

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         RECLASSIFICATIONS

                  Certain previously reported financial information has been reclassified and prior unaudited results have been restated to conform to the current year's presentation and to give effect to adjustments resulting from the audit.

2.       ACQUISITION

                  On February 27, 1997, Roberts Oil and Gas, Inc. (The "Company") entered into an agreement with Geopozos, S.A. ("Geopozos") pursuant to which it agreed to issue shares of its common stock to Geopozos (the "Geopozos Agreement"), subject to approval by the Company's board of directors and to be implemented on May 20, 1997. As part of the Geopozos Agreement the Company agreed to issue to Geopozos two million (2,000,000) shares of its common stock and a promissory note in the principal amount of six hundred thousand dollars ($600,000) in exchange for certain assets. In connection with the acquisition of those assets, on March 14, 1997, the Company was directed by ROGI International S.A., (a party to the Geopozos agreement and an unrelated company incorporated under the laws of Panama), to issue the aforementioned two million (2,000,000) shares of its common stock to two entities and four million (4,000,000) shares of its common stock to seven foreign corporations and one individual in exchange for the assets being acquired.

                  The assets which were transferred to the Company in exchange for the promissory note and the issuance of shares consisted of a contract, known as the "Chimichaqua Association" contract relating to a 100% working interest covering rights to explore and drill for hydrocarbons in specified locations in Colombia. The assignment of the interest from Geopozos to the Company is subject to the approval of the Colombian Ministry of Mines and Ecopetrol (the Colombian government owned oil company).

                  The shares issued in connection with this acquisition were authorized but unissued shares of the Company. To date, the Company has not been informed of the relationship or affiliation, if any, among the entities to whom these shares were issued.

                  At May 31, 1997 the property acquired contained proven non-producing gas reserves, as described in Note 9, " Supplemental Oil and Gas Disclosures", which was recorded at a cost basis of $3,600,000, and issued 6,000,000 common shares valued at $0.50 per share. On March 5, 1997 the parties to this acquisition executed a joint operating agreement which requires Geopozos to operate the property for an initial period of twelve months.

                  Pursuant to the purchase agreement, Geopozos may nominate one individual to serve on the Board of Directors and will receive a 2% overriding royalty in all hydrocarbons produced from the properties. At May 31, 1997 the Company was in process of determining a development plan for the acquired property. Realization of the value of these reserves is contingent upon the Company obtaining financing sufficient to fund the development costs. Firm commitments for such financing have not yet been obtained.

3.       NOTES PAYABLE AND LONG-TERM DEBT

         Notes payable at May 31, consisted of the following:


                                                             1997
                                                           --------
         Promissory note payable, as described below       $600,000


         Less:
         Current maturities                                     -0-
                                                           --------
         Long term debt                                    $600,000
                                                           ========

                  The Company issued a $600,000 unsecured promissory note to Geopozos in connection with the acquisition of the Colombia properties described in Note 2. The note bears no interest and is due and payable in full from first funds raised for the Chimichaqua Association Development Project, if Ecopetrol (the Colombia National Oil Company) grants commercialization on the first well in the project. The Company may be able to recover a like amount from recovered expenses paid by Ecopetrol. At May 31, 1997 the note was not classified as current because events which must occur to make the note due and payable are not expected to occur within the next twelve months. The note has not been discounted because it has no maturity date and the ultimate date of payment cannot be determined.

                  In October , 1986, the Company renewed, rearranged and extended a revolving credit agreement and related promissory note dated July 1, 1985 in the original principal sum of $900,000. The note was payable on or before December 31, 1991. As no demand for full payment of outstanding principal and interest was made prior to the maturity date, monthly installments of principal and interest of $19,631 were due and payable commencing January 1, 1987 through maturity. The note was collateralized by a mortgage, deed of trust and assignment of production on the majority of the Company's oil and gas properties. The majority of revenues from the Company's oil and gas production were received directly by the lender. Payments including this note and preferred stock dividends and redemptions were administered by the lender. In January of 1988, the lending bank was placed into receivership and the note began to be administered by the Federal Deposit Insurance Corporation (FDIC). In May 1989, the FDIC sold the note to a third party individual. There were no revisions or modifications to the original note agreement after the FDIC or the third party individual assumed administration of the note. The majority of revenue from the Company's oil and gas production were forwarded to the new third party and subsequently, placed in suspense. Preferred stock dividends, note payments and payments of operating and general and administrative expenses of the Company were administered by the new third party.

                  On March 21, 1997 in a Houston District Court, the Company received a declaratory judgement ruling that the holder was barred from collection by the statute of limitations which canceled the note. Production revenues which had been held in suspense since 1989, aggregating $ 252,476 were released and deposited by the company in May 1997. The promissory note was removed from the balance sheet and forgiveness of debt income of $ 722,530 was included in the results of operations during the year ended May 31, 1997.

                  The Company had no long term leases at May 31, 1997 and May 31, 1996. Rental expense for 1997 and 1996 was $6,897 and $9,218,respectively.

4.       REDEEMABLE CUMULATIVE CONVERTIBLE PREFERRED STOCK

                  During the fiscal year 1986 the shareholders of the Company authorized 5,000,000 shares of redeemable cumulative convertible preferred stock (preferred stock) for $100 per share. The preferred stock is non-voting and was convertible to 166.67 shares of common stock for each share of preferred stock at any time at the shareholders option within five years from the date of issuance.

                  The preferred stock was to accrue dividends at the rate of 12% per annum to be funded by a sinking fund account at a bank, to the extent, and only to the extent, that revenues from certain oil and gas properties being deposited with the bank exceeded operating expenses and agreed bank debt repayment. Dividends were accumulated and the first quarterly dividend payment was made on January 5, 1987. Thereafter, the amount initially paid for the preferred shares were scheduled for repayment of $100 per share plus accrued dividends in twenty equal quarterly installments beginning April 5, 1987. The Company was unable to make any of the scheduled principal and interest payments on its preferred stock.

                  The preferred stock contained a conversion feature allowing the holders to convert the preferred shares to common stock. At the earlier of five years from the stock issuance date or at liquidation of related shareholder notes, if any, the preferred shareholder could elect one on the following redemption options:

             a. To convert each share of preferred stock to 166.67 share of common stock;
             b. To have the Company redeem the preferred stock at $150 per share; or
             c. To redeem the preferred stock utilizing a combination of (a) and (b).

                  The premium over issue price of $50 per share was accreted over twenty quarters using the interest method.

                  Prior to May 31, 1997 all preferred shares were converted to common stock, except for 600 shares held by three shareholders. Legal counsel for the Company determined that, pursuant to the preferred stock agreement, the preferred shareholders who failed to convert no longer retained their redemption rights because the statute of limitations on such rights expired prior to May 31, 1997. The preferred stock purchase agreement provides that, in such circumstances, the Company may convert all remaining preferred shares to common stock at the rate of 166.67 shares of common, subject to adjustment for a 30:1 reverse stock split and the stock dividend on May 12, 1997 described in Note 10. It is anticipated that in August, 1997 the Company will issue approximately 6,666 common shares in redemption of the remaining preferred stock outstanding at May 31, 1997. Such shares are considered common stock equivalents in computing fully diluted earnings per share.

5.       INCOME TAXES

                  The company adopted Statement on Financial Accounting Standards Opinion No. 109, "Accounting for Income Taxes" effective June 1, 1994. The effect of this change did not have significant impact on the Company's financial statements.

                  The difference between the approximate effective rates presented for federal income taxes and the amounts which would be determined by applying the statutory federal rates for fiscal 1997, and fiscal 1996, to earnings before provision for federal income taxes are presented below:

                                                                Years ended May 31,
                                                    ------------------------------------------
                                                             1997                  1996
                                                    ------------------------------------------
                                                                    % of                 % of
                                                                   Pretax               Pretax
                                                      Amount       Income     Amount    Income
                                                    ------------------------------------------
         Federal income tax at statutory rate       $ 233,758        34%       $ -0-       0%
         Benefit from net operating loss             (233,758)       34%         -0-       0%
                                                    ---------        ---       -----       --
         Income tax expense                         $   -0-           0%       $ -0-       0%
                                                    =========        ===       =====       ==

         The sources of deferred income taxes are as follows:

                                                                        Years ended May 31,
                                                                   ----------------------------
                                                                       1997             1966
                                                                   ----------------------------
         Difference between book and tax depreciation,
            depletion and amortization, oil and gas properties     $       (19)     $         0
         Effect of net operating losses                              4,356,433        5,034,957
         Effect of write-down of full cost pool                       (154,400)         (68,121)
         Valuation allowance for ownership changes                  (4,202,006)      (4,966,836)
                                                                   -----------      -----------
                                                                   $         0      $         0
                                                                   ===========      ===========


                  Deferred taxes result primarily from the writedown of the domestic full cost pool for book purposes which was not deductible for tax purposes. At May 31, a valuation allowance was established to reduce the deferred tax asset resulting from the benefit of net operating loss carryforwards. Such allowance was established because
         Section 382 of the Internal Revenue Code limits the use of operating loss carry forwards and other tax attributes in the event of a greater than 50% change in ownership as described in Notes 2 and 11. Because of the ownership changes explained in Notes 2 and 11, all net operating loss carryforwards at May 31, 1997, no longer exist.

6.       RELATED PARTY TRANSACTIONS

                  During the years ended May 31, 1996 and 1997, the Company incurred approximately $25,373 and $7,692 , respectively, in legal costs paid to a Director. At May 31, 1997, $50,830 was owed.

                  As described in Note 2, the Company has not been informed of the relationship or affiliation, if any, of the entities who obtained stock in connection with that acquisition.

7.       COMMITMENTS AND CONTINGENCIES

                  The Company is subject to extensive Federal, state, and local environmental laws and regulations. These requirements, which change frequently, regulate the discharge of materials into the environment. The Company believes that it is in compliance with existing laws and regulations.

         ENVIRONMENTAL CONTINGENCIES

                  The oil and gas industry is subject to substantial regulation with respect to the discharge of materials into the environment or otherwise relating to the protection of the environment. The exploration, development and production of oil and gas are regulated by various governmental agencies with respect to the storage and transportation of the hydrocarbons, the use of facilities for processing, recovering and treating the hydrocarbons and the clean up of the sites of the wells. Many of these activities require governmental approvals before they can be undertaken. The costs associated with compliance with the applicable laws and regulations have increased the costs associated with the planning, designing, drilling, installing, operating and plugging or abandoning of wells. To the extent that the Company owns an interest in a well it may be responsible for costs of environmental regulation compliance even well after the plugging or abandonment of that well.

8.       MAJOR CUSTOMERS

                  The respective percentages of those customers comprising 10% or greater of the Company's sales over the past three years are as follows:

         Years ended May 31
         ------------------
         1997                       12%
         1996                        5%

9.       SUPPLEMENTARY OIL AND GAS INFORMATION

                  Costs Incurred and Capitalized Costs in Oil and Gas Producing Activities Costs incurred in oil and gas producing activities are as follow:

                                                  United States      Colombia          Total
-----------------------------------------------------------------------------------------------
MAY 31, 1997
OIL AND GAS PROPERTIES
Unevaluated oil and gas properties                 $       -0-      $       -0-     $       -0-

Proved oil and gas properties                        4,258,674        3,600,000       7,858,674
                                                   -----------      -----------     -----------
         Total capitalized costs                     4,258,674        3,600,000       7,858,674
                                                   -----------      -----------     -----------
Less accumulated depletion and depreciation         (4,118,979)             -0-      (4,118,979)
                                                   -----------      -----------     -----------
         Capitalized costs, net                    $   139,695      $ 3,600,000     $ 3,739,695
                                                   ===========      ===========     ===========

OTHER PROPERTY AND EQUIPMENT

Plant and equipment                                $     4,210      $       -0-     $     4,210
                                                   -----------      -----------     -----------
Total                                                    4,210              -0-           4,210
Less accumulated depreciation                             (788)            (-0-)           (788)
                                                   -----------      -----------     -----------
Net                                                $     3,422      $       -0-     $     3,422
                                                   ===========      ===========     ===========

Total net property and equipment                   $   143,117      $ 3,600,000     $ 3,743,117
                                                   ===========      ===========     ===========

Costs incurred in oil and gas property acquisition, exploration, and development activities are as follows:


                                  United States  Colombia         Total
-------------------------------------------------------------------------
1997
Exploration                          $    0     $        0     $        0
                                     ------     ----------     ----------
Development                               0              0              0
                                     ------     ----------     ----------
Acquisition of proved properties          0      3,600,000      3,600,000
                                     ------     ----------     ----------

         Total costs incurred        $    0     $3,600,000     $3,600,000
                                     ======     ==========     ==========


Oil and gas depletion expense in 1997 and 1996 was $ 33,534 and $ 45,277, respectively.

Presented below is a summary of proved reserves of the Company's oil and gas properties:

Year ended May 31, 1997

                                                      United States       Colombia        Total
-----------------------------------------------------------------------------------------------
OIL (BARRELS)
Proved reserves:
         Beginning of year                                 989               0             989
                                                       -------      ----------      ----------
         Acquisition, exploration and
             development of minerals in place                0               0               0
                                                       -------      ----------      ----------
         Revisions of previous estimates                     0               0               0
                                                       -------      ----------      ----------
         Production                                       (211)              0            (211)
                                                       -------      ----------      ----------
         Sales of minerals in place                          0               0               0
                                                       -------      ----------      ----------
         End of year                                       778               0             778
                                                       -------      ----------      ----------

GAS (THOUSANDS OF CUBIC FEET) Proved reserves:

         Beginning of year                             161,960               0         161,960
                                                       -------      ----------      ----------
         Acquisition, exploration and
              development of minerals in place               0      22,150,000      22,150,000
                                                       -------      ----------      ----------
         Revisions of previous estimates                     0               0               0
                                                       -------      ----------      ----------
         Production                                    (37,157)              0         (37,157)
                                                       -------      ----------      ----------
         Sales of minerals in place                          0               0               0
                                                       -------      ----------      ----------
         End of year                                   124,803      22,150,000      22,274,803
                                                       =======      ==========      ==========


STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS AND CHANGES THEREIN RELATING TO PROVED OIL AND GAS RESERVES

The following information has been prepared in accordance with Statement of Financial Accounting Standards No. 69, which requires the standardized measure of discounted future net cash flows to be based on sales prices, costs and statutory income tax rates in effect at the time the projections are made and a 10 percent per year discount rate. The projections should not be viewed as estimates of future cash flows nor should the "standardized measure" be interpreted as representing current value to the Company.

                                                              1997
------------------------------------------------------------------------------------------
(In Dollars)                               United States     Colombia            Total
------------------------------------------------------------------------------------------
Future cash inflows                         $ 365,056      $ 27,647,500      $ 28,012,556
                                            ---------      ------------      ------------
Future production costs                      (105,834)       (7,865,130)       (7,970,964)
                                            ---------      ------------      ------------
Future development costs                            0        (7,400,000)       (7,400,000)
                                            ---------      ------------      ------------
Future income tax expenses                    (38,883)       (4,210,006)       (4,248,889)
                                            ---------      ------------      ------------
Future net cash flows                         220,339         8,172,364         8,392,703
                                            ---------      ------------      ------------
10 percent annual discount for
         estimated timing of cash flows       (80,644)       (4,429,421)       (4,510,065)
                                            ---------      ------------      ------------
Standardized measure of discounted
        future net cash flows               $ 139,695      $  3,742,943      $  3,882,628
                                            ---------      ------------      ------------


                                                             1996
------------------------------------------------------------------------------------------
(In Dollars)                              United States     Colombia             Total
------------------------------------------------------------------------------------------
Future cash inflows                         $ 473,188      $          0      $    473,188
                                            ---------      ------------      ------------
Future production  costs                     (127,674)                0          (127,674)
                                            ---------      ------------      ------------
Future development costs                            0                 0                 0
                                            ---------      ------------      ------------
Future income tax expenses                    (51,827)                0           (51,827
                                            ---------      ------------      ------------
Future net  cash  flows                       293,687                 0           293,687
                                            ---------      ------------      ------------
10 percent annual discount for
         estimated timing of cash flows      (106,315)                0          (106,315)
                                            ---------      ------------      ------------
Standardized measure of discounted
         future net cash flows              $ 187,372                 0      $    187,372
                                            ---------      ------------      ------------

The following are the principal sources of changes in the standardized measure of discounted future net cash flows during 1997 and 1996.

                                                                    1997
-----------------------------------------------------------------------------------------------
(In Dollars)                                     United States     Colombia           Total
-----------------------------------------------------------------------------------------------
Balance at beginning of year                       $ 220,661      $         0      $   220,661
                                                   ---------      -----------      -----------
Acquisitions, discoveries and extensions                   0        6,796,500        6,796,500
                                                   ---------      -----------      -----------
Sales and transfers of oil and gas
         produced, net of production costs           (56,278)               0          (56,278)
                                                   ---------      -----------      -----------
Changes in estimated future development costs              0                0                0
                                                   ---------      -----------      -----------
Net changes in prices, net of production costs             0                0                0
                                                   ---------      -----------      -----------
Sales of reserves in place                                 0                0                0
                                                   ---------      -----------      -----------
Development costs incurred during the period               0                0                0
                                                   ---------      -----------      -----------
Changes in production rates and other                      0                0                0
                                                   ---------      -----------      -----------
Revisions of previous quantity estimates                   0                0                0
                                                   ---------      -----------      -----------
Accretion of discount                                      0                0                0
                                                   ---------      -----------      -----------
Net change in income taxes                           (24,688)      (3,053,557)      (3,078,245)
                                                   ---------      -----------      -----------
Balance at end of year                             $ 139,695      $ 3,742,943      $ 3,882,638
                                                   ---------      -----------      -----------

                                                                    1996
-----------------------------------------------------------------------------------------------
(Dollars in thousands)                           United States     Colombia           Total
-----------------------------------------------------------------------------------------------
Balance at beginning of year                       $ 295,995                0      $   295,995
                                                   ---------      -----------      -----------
Acquisitions, discoveries and extensions                   0                0                0
                                                   ---------      -----------      -----------
Sales and transfers of oil and gas
         produced, net of production costs           (75,334)               0          (75,334)
                                                   ---------      -----------      -----------
Changes in estimated future development costs              0                0                0
                                                   ---------      -----------      -----------
Net changes in prices, net of production costs             0                0                0
                                                   ---------      -----------      -----------
Sales of reserves in place                                 0                0                0
                                                   ---------      -----------      -----------
Development costs incurred during the period               0                0                0
                                                   ---------      -----------      -----------
Changes in production rates and other                      0                0                0
                                                   ---------      -----------      -----------
Revisions of previous quantity estimates                   0                0                0
                                                   ---------      -----------      -----------
Accretion of discount                                      0                0                0
                                                   ---------      -----------      -----------
Net change in income taxes                           (33,329)               0          (33,329)
                                                   ---------      -----------      -----------
Balance at end of year                             $ 187,372      $         0      $   187,372
                                                   ---------      -----------      -----------

10.      STOCK DIVIDEND

                  In May , 1997 the Board of Directors approved a stock dividend on the basis of a one share dividend for each share owned for all shareholders of record at May 12, 1997. In connection with this dividend 2,000,000 shares were issued.

11.      SUBSEQUENT EVENTS

                  On June 16, 1997, the Company acquired a five percent net profits interests in exploration acreage totaling 14 million acres in Paraguay, South America and 3.5 million acres in Yemen from Adair Oil and Gas International Canada, Inc. in exchange for 10,200,000 voting shares in common stock. The initial 10,000,000 shares were newly issued and the additional 200,000 came from the Company treasury stock which, together, represent 51% of the Company's issued and then outstanding common stock. The Company will record the cost of the acquisition at $5,100,000 using a stock valuation of $0.50 per share. Under the purchase agreement members of the Board of Directors at May 31, 1997 resigned and were replaced by a new board headed by the Chairman and Chief Executive Officer of Adair. The new board retained the services of Earl K. Roberts, as

         President and Chief Operating Officer. On July 9, 1997 the company changed its name to Adair International Oil and Gas, Inc. and appointed three new directors. It is expected that two additional board members will be added in the future.

                  The development of the Yemen and Paraguay properties are expected to be funded by a joint venture. The Company's net profits interest in such properties does not require it to fund any of the cost of exploration or development of the Yemen or Paraguay properties.

                  On June 27, 1997 the Bylaws provided for an increase in Directors from four to six.

                  On July 25, 1997 the Board of Directors increased the number of authorized common shares to 100,000,000 and changed those shares to no par value.

                  In July 1997 the Company sold 1,000,000 restricted common shares to one of the new directors for $200,000.

                                 EXHIBIT INDEX

2.1. Purchase and Sales Agreement dated February 27, 1997, between the Company and Geopozos, S.A. relating to the acquisition of assets by the Company.

2.2. Letter of Agreement dated March 14, 1997, between the Company and ROGI International, S.A. relating to the issuance of shares of stock by the Company and the acquisition of assets by the Company.

2.3 Agreement dated May 30, 1997, between the Company and Adair Oil International Canada, Inc. pertaining to the acquisition of assets by the Company and the issuance of shares by the Company.

3.1.     A copy of the Company's articles of incorporation, as amended.

3.2.     A copy of the Company's by laws, as amended.

9. Voting agreement effective June 16, 1997, entered into between holders of the Company's common stock.

10.4. A copy of the Joint Operating Agreement effective March 5, 1997, between the Company and Geopozos.

23.      The consent of Braden, Bennink, Goldstein, Gazaway & Company, PLLC.

27.      Financial Data Schedule.