Form 10QSB
period 1997-08-31
ADAIR INTERNATIONAL OIL & GAS INC
filed 1997-10-15
CIK 355300

 ______________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  -----------
                                  FORM 10-QSB
                                  -----------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

          For the Quarterly Period Ended: August 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 2-73871

                     ADAIR INTERNATIONAL OIL AND GAS, INC.
             (Exact name of registrant as specified in its charter)

                 Texas                                           74-2142545
         (State or other jurisdiction                            (IRS Employer
         of incorporation or organization)                       Identification No.)

                            3000 Richmond, Suite 100
                              Houston, Texas 77098
          (Address of principal executive offices, including zip code)

                                 (713) 621-8241
              (Registrant's telephone number, including area code)

                               _________________


         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         At October 10, 1997, 21,413,700 shares of common stock, no par value, were outstanding.

         Transitional Small Business Disclosure Format (check one);   Yes [ ]
No [x]

                     ADAIR INTERNATIONAL OIL AND GAS, INC.



                                    CONTENTS



PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Balance Sheets as of August 31, 1997 and August
                  31, 1996 (unaudited)

          Condensed Statements of Operations for the three months ended August 31, 1997 and August 31, 1996 (both unaudited)

          Condensed Statements of Cash Flows for the three months ended August 31, 1997 and August 31, 1996 (both unaudited)

          Condensed Statement of Stockholders Equity for the three months ended August 31, 1997 and August 31, 1996 (both unaudited)

          Notes to Condensed Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

                        PART 1 -- FINANCIAL INFORMATION

                      Adair International Oil & Gas, Inc.
                            Condensed Balance Sheets
                        As of August 31, 1997, and 1996

                                                              AUGUST 31, 1997     AUGUST 31, 1996
                                                                (UNAUDITED)              *
                                                              ---------------     ---------------
Current Assets
  Cash                                                          $    22,316         $   (11,543)
  Accounts receivable                                                 9,796             186,438
                                                                -----------         -----------
     Total Current Assets                                            32,112             174,895
                                                                -----------         -----------
Property and Equipment
Unproved oil and gas properties                                     303,411                   0
Proved oil and gas properties and equipment                       7,869,406           4,311,923
Office and other property and equipment                               7,128               2,481
                                                                -----------         -----------
                                                                  8,179,945           4,314,404
Less: accumulated depreciation, depletion and amortization       (4,128,453)         (4,100,100)
                                                                -----------         -----------
  Total Property and Equipment                                    4,051,492             214,304
                                                                -----------         -----------
Other assets                                                            375                   0
                                                                -----------         -----------
  TOTAL ASSETS                                                  $ 4,083,979         $   389,199
                                                                ===========         ===========
Current Liabilities
  Accounts payable                                              $    55,915         $   110,300
  Accrued liabilities                                                47,073              58,591
  Note payable                                                            0             722,530
                                                                -----------         -----------
     Current Liabilities                                            102,988             891,421
Long-term debt                                                      600,000                   0
                                                                -----------         -----------
     TOTAL LIABILITIES                                              702,988             891,421
                                                                -----------         -----------
Preferred Stock                                                      60,000              60,000

Commitments and Contingencies                                             0                   0

Common Stockholder's Equity
Common Stock                                                                            600,000
Additional paid-in capital                                        9,363,728           4,696,728
Retained deficit                                                 (6,042,737)         (5,858,950)
                                                                -----------         -----------
     Total Common Stockholders' Equity                            3,320,991            (562,222)
                                                                -----------         -----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $ 4,083,979         $   389,199
                                                                ===========         ===========

*Condensed from audited financial statements

   The accompanying notes are an integral part of these financial statements

                       Adair International Oil & Gas, Inc.
                       Condensed Statements of Operations
                For The Quarters Ended August 31, 1997, and 1996

                                             AUGUST 31, 1997   AUGUST 31, 1996
                                               (UNAUDITED)             *
                                             ---------------   ---------------
REVENUE
  Oil and gas sales                          $        13,988   $        24,342
                                             ---------------   ---------------

COSTS AND EXPENSES
  Lease operating expense                              7,885            13,621
  Depreciation, depletion and amortization             8,687             8,581
  General and administrative                         233,205            24,640
                                             ---------------   ---------------
    Total costs and expenses                         249,777            46,842
                                             ---------------   ---------------

Operating loss before income taxes                  (235,789)          (22,500)
Federal income tax expense                                 0                 0
                                             ---------------   ---------------

Net loss applicable to common stock          $      (235,789)          (22,500)
                                             ===============   ===============

NET LOSS PER COMMON SHARE
  Primary                                    $         (0.01)  $         (0.01)
                                             ===============   ===============
  Fully Diluted                              $         (0.01)  $         (0.01)
                                             ===============   ===============

* Condensed from audited financial statements




   The accompanying notes are an integral part of these financial statements.

                       Adair International Oil & Gas, Inc.
                       Condensed Statements of Cash Flow
                For The Quarters Ended August 31, 1997, and 1996

                                                           AUGUST 31, 1997   AUGUST 31, 1996
                                                             (UNAUDITED)             *
                                                           ---------------   ---------------
Cash flows from operating activities:
     Net loss                                              $      (235,789)  $       (22,500)
     Adjustments to reconcile net loss to net cash
       provided by operating activities:
         Depreciation, amortization and depletion                    8,686             8,581
         Changes in assets and liabilities                         (84,106)           (1,157)
                                                           ---------------   ---------------
     Net cash used for operating activities                       (311,209)          (15,076)
                                                           ---------------   ---------------
Cash flows from investing activities:
     Purchase of oil and gas property, net                         (10,732)              457
     Purchase of fixed assets                                       (2,918)           (2,481)
                                                           ---------------   ---------------
     Net cash used for investing activities                        (13,650)           (2,024)
                                                           ---------------   ---------------
Cash flows from financing activities:
     Proceeds from sale of common stock                            217,000                 0
                                                           ---------------   ---------------
     Net cash provided by financing activities                     217,000                 0
                                                           ---------------   ---------------
NET DECREASE IN CASH                                       $      (107,859)  $       (17,100)
CASH, BEGINNING OF QUARTER                                 $       130,175             5,557
                                                           ---------------   ---------------
CASH, END OF QUARTER                                       $        22,316   $       (11,543)
                                                           ===============   ===============

Supplemental Disclosures:
  Interest paid                                            $             0   $             0
                                                           ===============   ===============
  Income taxes paid                                        $             0   $             0
                                                           ===============   ===============
Schedule of non-cash investing and financing activities:
  Issuance of common stock for foreign acquisitions        $       250,000   $             0
                                                           ===============   ===============

* Condensed from audited financial statements




   The accompanying notes are an integral part of these financial statements

                      Adair International Oil & Gas, Inc.
             Condensed Statement of Changes in Stockholders' Equity
                For the Quarters Ended August 31, 1997, and 1996
                                  (Unaudited)

                                                          COMMON        ADDITIONAL       RETAINED
                                             SHARES        STOCK      PAID IN CAPITAL     DEFICIT
                                           --------------------------------------------------------
Balance, May 31, 1996                       2,000,000   $   600,000     $4,696,728      $(5,836,450)
Net loss                                                                                    (22,500)
                                           --------------------------------------------------------
Balance, August 31, 1996                    2,000,000   $   600,000     $4,696,728      $(5,858,950)
                                           ========================================================
Balance, May 31, 1997                      10,000,000   $ 3,000,000     $5,896,728      $(5,806,948)
Convert common stock to no par value                     (3,000,000)     3,000,000
Sale of common stock                        1,000,000                      217,000
Issuance of common stock for Paraguay
and Yemen acquisitions                     10,200,000                      250,000
Net loss                                                                                   (235,789)
                                           --------------------------------------------------------
Balance, August 31, 1997                   21,200,000   $        --     $9,363,728      $(6,042,737)
                                           ========================================================

                     ADAIR INTERNATIONAL OIL AND GAS, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS



NOTE 1:  BASIS OF PRESENTATION

                 The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for interim periods. The financial information for the quarter ended August 31, 1996, is derived from audited financial statements.

                 The results for the three months ended August 31, 1997, are not necessarily indicative of the results to be expected for the full year.


NOTE 2:  LOSS PER SHARE

                 Loss per share was computed by dividing earnings (loss) by the weighted average number of common shares (21,200,000 for the quarter ended August 31, 1997, and 2,000,000 for the quarter ended August 31,
         1996) adjusted for conversion of common stock equivalents, where applicable, during the periods.


NOTE 3:  ACQUISITION

                 On June 16, 1997, the Company acquired a five percent (5%) net profits interests in exploration acreage totaling 14 million acres in Paraguay, South America and 3.5 million acres in Yemen from Adair Oil and Gas International Canada, Inc. ("Adair"), in exchange for 10,200,000 voting shares in common stock. The initial 10,000,000 shares were newly issued and the additional 200,000 came from the Company treasury stock which, together, represent 51% of the Company's issued and then outstanding common stock. The Company recorded the acquisition at $ 250,000 using a stock valuation of $ .02 per share. The valuation was reduced from the amount previously announced because financing to fund exploration and development costs has not yet been obtained by an affiliate. Under the purchase agreement members of the Board of Directors at May 31, 1997, resigned and were replaced by a new board headed by the Chairman and the Chief Executive Officer of Adair. The new board retained the services of Earl K. Roberts, as President and Chief Operating Officer. On July 9, 1997, the company changed its name to Adair International Oil and Gas, Inc. and appointed three new directors.

                 The Company's net profits interest in such properties does not require it to fund any of the cost of exploration or development of the Yemen or Paraguay properties.


NOTE 4:  COMMITMENTS AND CONTINGENCIES

                 The Company is subject to extensive federal, state, and local environmental laws and regulations. These requirements, which change frequently, regulate the discharge of materials into the environment. The Company believes that it is in compliance with existing laws and regulations.

         ENVIRONMENTAL CONTINGENCIES

                 The oil and gas industry is subject to substantial regulation with respect to the discharge of materials into the environment or otherwise relating to the protection of the environment. The exploration, development and production of oil and gas are regulated by various governmental agencies with respect to the storage and transportation of the hydrocarbons, the use of facilities for processing, recovering and treating the hydrocarbons and the clean up
         of the sites of the wells.   Many of these activities require
         governmental approvals before they can be undertaken. The costs associated with compliance with the applicable laws and regulations have increased the costs associated with the planning, designing, drilling, installing, operating and plugging or abandoning of wells. To the extent that the Company owns an interest in a well it may be responsible for costs of environmental regulation compliance even after the plugging or abandonment of that well.


NOTE 5:  CHANGES IN STOCKHOLDERS EQUITY

                 On July 25, 1997, the Board of Directors increased the number of authorized common shares to 100,000,000 and changed those shares to no par value. The financial statements at August 31, 1997, reflect the change to no par value and increase in paid in capital.

                 In July 1997, the Company sold 1,000,000 restricted common shares to one of the new directors for $ 200,000.

                 During August, 1997, the Company offered 6,666 common shares in redemption of all the remaining preferred stock outstanding at May 31, 1997. At August 31, 1997, the exchange had not been completed. The Company expects that the transaction will be fully completed during the quarter ended November 30, 1997.

                      MANAGEMENTS' DISCUSSION AND ANALYSIS
                             OR PLAN OF OPERATIONS


                 The following summary of the Company's financial position and results of operation should be read in conjunction with the Condensed Financial Statements, Notes to Condensed Financial Statements and the Company's audited financial statements for the year ended August 31, 1997, included in the 10-KSB. Financial results for the quarter ended August 31, 1996, were restated and reclassified in connection with the year end audit.

         RESULTS OF OPERATIONS  -  1996 VS 1997

                 The following summarizes oil and gas revenues and operating expenses for the first quarter of fiscal 1996 and fiscal 1997:


                                                                                   Quarters ended August 31,
                                                                                  ---------------------------
                                                                                  1997                   1996
                                                                                  ----                   ----
                 Oil and Gas Sales                                           $     13,988         $      24,342
                 Lease Operating Expenses                                           7,885                13,621
                                                                            -------------         -------------
                          Operating Income                                   $      6,103          $     10,721
                                                                             ============          ============

                 The following reflects the Company's cumulative costs in oil and gas properties:

                                                                                   Quarters ended August 31,
                                                                                   -------------------------
                                                                                   1997                 1996
                                                                                   ----                 ----
         Oil and Gas Properties at Full Cost:
                 Unproved Oil and Gas
                          Properties                                        $       303,411        $     -0-
                 Proved Properties Being Amortized                                7,869,406            4,311,923
                 Less Accumulated Depletion
                          and Depreciation                                       (4,128,453)          (4,100,100)
                                                                            ---------------        -------------
                                                                             $    4,044,364        $     211,823
                                                                             ==============        =============


                 The increase in oil and gas property costs includes
         $3,610,184 from the acquisition of foreign oil and gas properties in Columbia during the quarter ended May 31, 1997, and $ 250,000 from the acquisition of unapproved oil and gas properties in Yemen and Paraguay during the quarter ended August 31, 1997. In addition, the Company capitalized $ 53,411 of acquisition costs on other unproved oil and gas prospects, domestic and foreign, during the quarter ended August 31, 1997.

         Oil and Gas Sales - The decrease from $ 24,342 to $ 13,988 reflects declining production from wells in the United States. Further declines in the Company's domestic production is anticipated and the Company intends to focus future plans on exploring and developing foreign reserves in Columbia and the acquisition of domestic production. Future revenues from the Company's domestic oil and gas properties at August 31, 1997, is expected to be minimal.

         Operating Expenses   -   Lease operating expenses decreased from $
         13,621 to $ 7,885 due to declining domestic production. At August 31, 1997, the Company had no foreign production.

         General and administrative expenses increased to $ 233,205 during the quarter ended August 31, 1997, versus $ 24,640 the same period of last year. The increase is attributable to approximately $ 74,000 of non-recurring legal expenses associated with the acquisition of revenue interests in Yemen and Paraguay, $ 75,382 of payroll expenses attributable to personnel associated with the acquisition, and $ 16,284 of public relations expense.

                 The net loss for the quarter ended August 31, 1997 was ($235,789) or $ (.01) per share on revenues of $ 13,988 versus a net loss of $ (22,500) or $ (.01) per share on revenues of $ 24,342.

                 In 1996 results of the company were insignificant because the Company had not conducted any oil and gas exploration or development activities since May 31, 1989.


         LIQUIDITY AND CAPITAL RESOURCES

                 Cash used by operations during the quarter ended August 31, 1997 was $ 311,209 and oil and gas revenues were not adequate to cover expenses which included certain non-recurring legal fees and professional costs described above. Therefore, the company sold additional common shares to raise working capital. In the future, cash provided from the oil and gas properties at August 31, 1997, will not be adequate to cover projected operating and overhead expenses. Therefore the Company is concentrating its efforts on raising additional capital from debt and/or equity placements and from bank lines of credit. Financing for foreign oil and gas exploration is dependent on obtaining joint venture partners through farm-out arrangements. The Company is attempting to increase domestic oil and gas production through the acquisition of proved producing oil and gas properties. Given the present economic conditions in the industry, no assurances can be made that the Company will be successful in its efforts.

                                    PART II

                               OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     EXHIBITS REQUIRED BY ITEM 601 OF REGULATION SB

                 (1) Exhibit 27.  Financial Data Schedule


         (b)     REPORTS ON FORM 8-K

                 (1) On August 21, 1997, the Company filed a current report dated July 28, 1997 on Form 8-K reporting a change in the Company's certifying accountant.

                 (2) On September 8, 1997, the Company filed a current report dated August 1, 1997 on Form 8-K relating to changes in control of the Registrant, the acquisition of assets, and other events.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                 ADAIR INTERNATIONAL OIL AND GAS, INC.




Date: October 13, 1997           By:     /s/ John W. Adair
                                         --------------------------------------
                                         John W. Adair, Chairman of the Board


                                 By:     /s/ Jalal Alghani
                                         --------------------------------------
                                         Jalal Alghani, Chief Financial Officer

                              INDEX TO EXHIBITS


EXHIBIT
NUMBER                  DESCRIPTION
------                  -----------
  27                    Financial Data Schedule