Form 10QSB
period 1997-11-30
ADAIR INTERNATIONAL OIL & GAS INC
filed 1998-01-14
CIK 355300

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

          For the Quarterly Period Ended: November 30, 1997

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

         At November 30, 1997, 22,382,867 shares of common stock, no par value, were outstanding.

         Transitional Small Business Disclosure Format (check one);   Yes [ ]
No [x]

                     ADAIR INTERNATIONAL OIL AND GAS, INC.



                                    CONTENTS



PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Balance Sheets as of November 30, 1997 and November 30,
                  1996 (unaudited)

          Condensed Statements of Operations for the three months and six months ended November 30, 1997 and November 30, 1996 (both unaudited)

          Condensed Statements of Cash Flows for the three months and six months ended November 30, 1997 and November 30, 1996 (both unaudited)

          Condensed Statement of changes in Stockholders Equity for the three and six months ended November 30, 1997 and November 30, 1996

          Notes to Condensed Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

Item 6.   Exhibits and Reports on Form 8-K

                        PART 1 -- FINANCIAL INFORMATION

                      Adair International Oil & Gas, Inc.
                            Condensed Balance Sheets
                        As of November 30, 1997, and 1996

                                                             NOVEMBER 30, 1997   NOVEMBER 30, 1996
                                                                (UNAUDITED)              *
                                                             -----------------   -----------------
Current Assets
  Cash                                                          $    28,763         $   (14,334)
  Accounts receivable                                                 8,996             172,750
                                                                -----------         -----------
     Total Current Assets                                            37,759             158,416
                                                                -----------         -----------
Property and Equipment
  Unproved oil and gas properties                                   370,625                   0
  Oil and Gas Properties and Equipment                            7,877,845           4,311,923
  Office and other property and equipment                             9,668               2,481
                                                                -----------         -----------
                                                                  8,258,138           4,314,404
Less: accumulated depreciation, depletion and amortization       (4,137,419)         (4,108,680)
                                                                -----------         -----------
  Total Property and Equipment                                    4,120,719             205,724
                                                                -----------         -----------
Other assets                                                            375                   0
                                                                -----------         -----------
  Total Assets                                                  $ 4,158,853         $   364,140
                                                                ===========         ===========
Current Liabilities
  Accounts payable                                              $    58,205         $   112,686
  Accrued liabilities                                                45,967              58,591
  Note payable                                                            0             722,530
                                                                -----------         -----------
     Total Current Liabilities                                      104,172             893,807
Long-term debt                                                      600,000                   0
                                                                -----------         -----------
     TOTAL LIABILITIES                                              704,172             893,807
                                                                -----------         -----------
Preferred Stock                                                           0              60,000

Commitments and Contingencies                                             0                   0

Common Stockholder's Equity
Common Stock, No Par Value                                                              600,000
Additional paid-in capital                                        9,990,916           4,696,728
Retained deficit                                                 (6,536,235)         (5,886,395)
                                                                -----------         -----------
     Total Common Stockholders' Equity                            3,454,681            (589,667)
                                                                -----------         -----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $ 4,158,853         $   364,140
                                                                ===========         ===========

*Condensed from audited financial statements

   The accompanying notes are an integral part of these financial statements

                       Adair International Oil & Gas, Inc.
                       Condensed Statements of Operations
         For The Three and Six Months Ended November 30, 1997, and 1996

                                              Three Months  Three Months    Six Months    Six Months
                                                  Ended         Ended         Ended         Ended
                                              November 30,  November 30,   November 30,  November 30,
                                                  1997          1996           1997          1996
                                               (Unaudited)       *         (Unaudited)        *
                                             ------------   ------------   ------------   ------------
REVENUE
  Oil and gas sales                          $     27,773   $      4,112  $      41,764   $     28,454
  Other income                                          0            300              0            300
                                             ------------   ------------   ------------   ------------
    Total Income                                   27,773          4,412         41,764         28,754
                                             ------------   ------------   ------------   ------------

COSTS AND EXPENSES
  Lease operating expense                          11,422          6,105         19,308         19,726
  Depletion, depreciation and amortization          8,966          8,580         17,652         17,161
  General and administrative                      500,883         17,172        734,091         41,812
                                             ------------   ------------   ------------   ------------
    Total Costs and Expenses                      521,271         31,857        771,051         78,699
                                             ------------   ------------   ------------   ------------

Operating loss before income taxes               (493,498)       (27,445)      (729,287)       (49,945)
Provision for income taxes                              0              0              0              0
                                             ------------   ------------   ------------   ------------

Net loss applicable to common stock          $   (493,498)  $    (27,445)  $   (729,287)  $    (49,945)
                                             ============   ============   ============   ============

NET LOSS PER COMMON SHARE
  Primary                                    $      (0.03)  $      (0.01)  $      (0.04)  $      (0.02)
                                             ============   ============   ============   ============
  Fully Diluted                              $      (0.03)  $      (0.01)  $       0.04   $      (0.02)
                                             ============   ============   ============   ============

* Condensed from audited financial statements




   The accompanying notes are an integral part of these financial statements.

                       Adair International Oil & Gas, Inc.
                       Condensed Statements of Cash Flow
              For The Six Months Ended November 30, 1997, and 1996

                                                           NOVEMBER 30, 1997  NOVEMBER 30, 1996
                                                             (UNAUDITED)              *
                                                           ----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                              $      (729,287)   $       (49,945)
     Adjustments to reconcile net income
       (loss) to net cash provided by
       operating activities:
         Depreciation and amortization                              17,652             17,161
         Stock Commission Expense                                  267,188                  0
         Changes in assets and liabilities                        (149,336)            14,917
                                                           ---------------    ---------------
     Net cash provided by (used in) operating activities          (593,783)           (17,867)
                                                           ---------------    ---------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of oil and gas property                              (19,171)               457
     Purchase of fixed assets                                       (5,458)            (2,481)
                                                           ---------------    ---------------
     Net cash provided by (used in) investing activities           (24,629)            (2,024)
                                                           ---------------    ---------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from sale of common stock                            517,000                  0
                                                           ---------------    ---------------
     Net cash provided by (used in) financing activities           517,000                  0
                                                           ---------------    ---------------
Net increase (decrease) in cash and cash equivalents       $      (101,412)   $       (19,891)
Cash and cash equivalents at beginning of year             $       130,175              5,557
                                                           ---------------    ---------------
Cash and cash equivalents at end of year                   $        28,763    $       (14,334)
                                                           ===============    ===============

SUPPLEMENTAL DISCLOSURES
  Interest paid                                            $             0    $             0
                                                           ---------------    ---------------
  Income taxes paid                                        $             0    $             0
                                                           ---------------    ---------------
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
  Issuance of Common Stock                                 $       267,188   $             -
                                                           ---------------   ---------------
  Issuance of common stock for foreign acquisitions        $       250,000   $             0
                                                           ---------------   ---------------

* Condensed from audited financial statements




   The accompanying notes are an integral part of these financial statements

                      Adair International Oil & Gas, Inc.
             Condensed Statement of Changes in Stockholders' Equity
              For the Six Months Ended November 30, 1997, and 1996
                                  (Unaudited)

                                                          COMMON        ADDITIONAL       RETAINED
                                             SHARES        STOCK      PAID IN CAPITAL     DEFICIT
                                           --------------------------------------------------------
Balance, May 31, 1996                       2,000,000   $   600,000     $4,696,728      $(5,836,450)
Net loss                                                                                    (22,500)
                                           --------------------------------------------------------
Balance, August 31, 1996                    2,000,000   $   600,000     $4,696,728      $(5,858,950)
Net loss                                                                                    (27,445)
                                           --------------------------------------------------------
Balance, November 30, 1996                  2,000,000   $   600,000     $4,696,728      $(5,886,395)
                                           ========================================================

Balance, May 31, 1997                      10,000,000   $ 3,000,000     $5,896,728      $(5,806,948)
Convert common stock to no par value                     (3,000,000)     3,000,000
Sale of common stock                        1,000,000                      217,000
Issuance of common stock for Paraguay
  and Yemen acquisitions                   10,200,000                      250,000
Net loss                                                                                   (235,789)
                                           --------------------------------------------------------
Balance, August 31, 1997                   21,200,000   $        --     $9,363,728      $(6,042,737)
                                           ========================================================
Sales of Common Stock                         600,000                      300,000
Conversion of Preferred Stock to Common         6,667                       60,000
Issuance of common stock                      250,000                      267,188
Redemption of common shares                  (850,000)
Issuance of restricted common shares        1,176,200
Net loss                                                                                   (493,498)
                                           --------------------------------------------------------
Balance, November 30, 1997                 22,382,867   $        --     $9,990,916      $(6,536,235)
                                           ========================================================

                     ADAIR INTERNATIONAL OIL AND GAS, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS



NOTE 1:  BASIS OF PRESENTATION

                 The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for interim periods. The financial information for the quarter ended
         November 30, 1997, is derived from audited financial statements.

                 The results for the three months ended November 30, 1997, are not necessarily indicative of the results to be expected for the full year.


NOTE 2:  LOSS PER SHARE

                 Loss per share was computed by dividing earnings (loss) by the weighted average number of common shares (21,581,387 for the quarter ended November 30, 1997, and 2,006,667 for the quarter ended
         November 30, 1996) 20,164,515 for the six months ended November 30, 1997 and 2,006,667 for the six months ended November 30, 1996 adjusted for conversion of common stock equivalents, where applicable, during the periods.

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


NOTE 4:  CHANGES IN STOCKHOLDERS EQUITY

                 On July 25, 1997, the Board of Directors increased the number of authorized common shares to 100,000,000 and changed those shares to no par value. The financial statements at November 30, 1997, reflect the change to no par value and increase in paid in capital.

                 In July 1997, the Company sold 1,000,000 restricted common shares to one of the new directors for $ 200,000.

                 During October and November 30, 1997, the Company converted all remaining preferred shares to common stock at a rate of 11.11 shares of common stock for each preferred share. A total of 6,667 shares were issued in connection with the conversion

                 During October and November 1997, the Company exchanged 850,000 shares of common stock for 1,176,200 shares of common stock. 326,200 additional common shares were issued as a result of this exchange.

                 During the quarter, 600,000 common shares were sold in private transactions for $300,000.

                 In addition, on November 4, 1997 the Company issued 250,000 common shares to a stock brokerage firm as a commission and for public relation services. The stock was valued at its market value at the date of issuance. A charge to commission expense of $267,188 was made during the quarter.

                      MANAGEMENTS' DISCUSSION AND ANALYSIS
                             OR PLAN OF OPERATIONS


                 The following summary of the Company's financial position and results of operation should be read in conjunction with the Condensed Financial Statements, Notes to Condensed Financial Statements and the Company's audited financial statements for the year ended May 31, 1997, included in the 10-KSB. Financial results for the quarter ended November 30, 1996, were restated and reclassified in connection with the year end audit.

         RESULTS OF OPERATIONS  -  1996 VS 1997

                 The following summarizes oil and gas revenues and operating expenses for the quarter and six months ended November 30, 1997 and 1996:




                                          Six Months ended November 30,     Quarters ended November 30,
                                          -----------------------------     ---------------------------
                                               1997          1996           1997                 1996
                                               ----          ----           ----                 ----
                 Oil and Gas Sales           $41,764         $28,454        $27,773              $ 4,112
                 Lease Operating Expenses     19,308          19,726         11,442                6,105
                                             -------         -------        -------              -------
                          Operating Income   $22,456         $ 8,728        $16,351              $(1,993)
                                             =======         =======        =======              =======

                 The following reflects the Company's cumulative costs in oil and gas properties:

                                                                                Six Months ended November 30,
                                                                                -----------------------------
                                                                                   1997              1996
                                                                                   ----              ----
         Oil and Gas Properties at Full Cost:
                 Unproved Oil and Gas
                          Properties                                          $   370,625        $   -0-
                 Proved Properties Being Amortized                              7,877,845          4,311,923
                 Less Accumulated Depletion
                          and Depreciation                                     (4,137,419)        (4,108,680)
                                                                              -----------        -----------
                                                                              $ 4,111,051        $   203,243
                                                                              ===========        ===========


                 The increase in oil and gas property costs includes $3,610,184 from the acquisition of foreign oil and gas properties in Columbia during the quarter ended May 31, 1997. In addition, the Company capitalized $67,214 of acquisition costs on other unproved oil and gas prospects, domestic and foreign, during the quarter ended November 30, 1997.

         Oil and Gas Sales - The increase from $ 28,454 to $ 41,764 reflects additional revenues which were suspended in fiscal 1996 from wells in the United States. During the first six months the Company experienced a decline in the Company's domestic production and the Company intends to focus plans on exploring and developing foreign reserves and the acquisition of domestic production in the future. Future revenues from the Company's existing domestic oil and gas properties at November 30, 1997, are expected to be minimal Revenues during the quarter ended November 30, 1997 increased to $27,773 versus $4,112 in the same quarter of last year because revenues in second quarter of 1996 were suspended.

         Operating Expenses   -   Lease operating expenses increased from $6,105
         to $11,422 due to the increase in domestic revenues described above. Lease operating expenses for the six months decreased from $19,726 to $19,308 due to lower workover expenses. At November 30, 1997 the Company had no foreign production.

         General and administrative expenses increased to $734,091 during the six months ended November 30, 1997, versus $41,812 the same period of last year. The increase is attributable to approximately $80,000 of non-recurring legal expenses associated with reorganization of the Company in June 1997, $85,000 of payroll expenses attributable to personnel associated with the acquisition, and $303,295 of public relations expense and non-recurring commission expenses in connection with the sale of common stock. During the three months ended November 30, 1997 general and administrative expenses were $500,883 versus $17,172 during the same period of last year. The second quarter of 1997 includes $35,000 in non-recurring private placement fees and $10,000 in commissions for the private sale of common stock. The second quarter of 1997 also included a $267,188 non-recurring charge to commission expense for brokerage services and public relations.

                 The net loss for the quarter ended November 30, 1997 was ($493,498) or $(.03) per share on revenues of $27,773 versus a net loss of $(27,445) or $(.01) per share on revenues of $4,112 in the same period of last year.

                 The net loss for the six months ended November 30, 1997 was $(729,287) or $.04 per share on revenues of $41,674 versus a net loss of $49,945 or $(.02) per share on revenues of $28,454 last year.

                 In 1996 results of the Company were insignificant because the Company had not conducted any oil and gas exploration or development activities since May 31, 1989.


         LIQUIDITY AND CAPITAL RESOURCES

                 Cash used by operations during the six months ended
         November 30, 1997 was $593,783 and oil and gas revenues were not adequate to cover expenses which included certain non-recurring legal fees and other costs described above. Therefore, the Company sold additional common shares to raise working capital. In the future, cash provided from the existing oil and gas properties at November 30, 1997, will not be adequate to cover projected operating and overhead expenses. Financing for foreign oil and gas exploration is dependent upon the Company obtaining additional capital. Therefore, the Company is concentrating its efforts on raising additional capital through the private placement of $15,000,000 of preferred shares. The Company is attempting to increase domestic oil and gas production through the drilling of additional domestic wells and from acquiring cash producing oil and gas properties from the proceeds of the anticipated placement. It is anticipated that the private placement will be completed during the first quarter of 1998. Given the present economic conditions in the industry, no assurances can be made that the Company will be successful in its efforts to raise additional capital or to increase revenues through exploration.

     Except for historical information contained herein the statements in this filing are forward-looking. Forward-looking statements involve known and unknown risks and uncertainties which may cause the Company's actual results in future periods to differ from those forecasted. Such risks and uncertainties include, among other things, volatility of oil prices, product demand, market competition, risks inherent in the Company's international operations, imprecision of reserve estimates, the availability of additional oil and gas assets for acquisition on commercially reasonable terms, and the Company's ability to replace and exploit its existing oil and gas reserves.

                                    PART II

                               OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On October 1, 1997, the Company held it Annual Meeting of
Stockholders. At that meeting the only order of business was the election of the Board of Directors for the coming fiscal year. John W. Adair, Earl K. Roberts, Jalal Alghani and Abdul Aziz M. Al-Abdulkader who were all of the members of the Board of Directors prior to the Annual Meeting were elected to continue as members of the Board of Directors of the Company after the Annual Meeting. The number of votes cast for, against or withheld and the number of abstentions for each Director is as follows:
                                                 Votes Against
Name                           Votes For          or Withheld        Abstentions
----                           ----------        -------------       -----------
John W. Adair                  17,752,706             76                 -0-
Earl K. Roberts                17,752,706             76                 -0-
Jalal Alghani                  17,752,706             76                 -0-
Abdul Aziz M. Al-Abdulkader    17,752,706             76                 -0-

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     EXHIBITS REQUIRED BY ITEM 601 OF REGULATION SB

                 (1) Exhibit 27  Financial Data Schedule


         (b)     REPORTS ON FORM 8-K

                 (1) On October 28, 1997, the Company filed a current report on Form 8-K reporting that Mr. Abdul Aziz M. Al-Abdulkader resigned as a Director of Adair International Oil & Gas, Inc. on October 2, 1997 to concentrate on other business opportunities.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                 ADAIR INTERNATIONAL OIL AND GAS, INC.




Date: January 13, 1997           By:     /s/ John W. Adair
                                         --------------------------------------
                                         John W. Adair, Chairman of the Board


                                 By:     /s/ Jalal Alghani
                                         --------------------------------------
                                         Jalal Alghani, Chief Financial Officer

                              INDEX TO EXHIBITS


EXHIBIT
NUMBER                  DESCRIPTION
------                  -----------
  27                    Financial Data Schedule