Form 10QSB
period 1998-02-28
ADAIR INTERNATIONAL OIL & GAS INC
filed 1998-04-20
CIK 355300

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

          For the Quarterly Period Ended: February 28, 1998

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

         At February 28, 1998, 24,069,942 shares of common stock, no par value, were outstanding.

         Transitional Small Business Disclosure Format (check one);   Yes [ ]
No [x]

                     ADAIR INTERNATIONAL OIL AND GAS, INC.



                                    CONTENTS



PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Balance Sheets as of February 28, 1998 and February 28,
                  1997 (unaudited)

          Condensed Statements of Operations for the three months and nine months ended February 28, 1998 and February 28, 1997 (both unaudited)

          Condensed Statements of Cash Flows for the three months and nine months ended February 28, 1998 and February 28, 1997 (both unaudited)

          Condensed Statement of Changes in Stockholders Equity for the three and nine months ended February 28, 1998 and February 28, 1997

          Notes to Condensed Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

Item 6.   Exhibits and Reports on Form 8-K

                         PART I - FINANCIAL INFORMATION

                       Adair International Oil & Gas, Inc.
                            Condensed Balance Sheets
                        As of February 28, 1998, and 1997


                                                                           FEBRUARY 28, 1998      FEBRUARY 28, 1997
                                                                              (UNAUDITED)
                                                                           -----------------      -----------------
Current Assets
  Accounts receivable                                                      $           7,645      $         177,919
                                                                           -----------------      -----------------
  Total Current Assets                                                                 7,645                177,919
                                                                           -----------------      -----------------
Property and Equipment
  Unproved oil and gas properties                                                    394,789                      0
  Oil and Gas Properties and Equipment                                             7,888,226              4,311,923
  Office and other property and equipment                                              9,668                  2,481
                                                                           -----------------      -----------------
                                                                                   8,292,683              4,314,404
  Less: accumulated depletion, depreciation and amortization                      (4,146,201)            (4,124,403)
                                                                           -----------------      -----------------
  Total Property and Equipment                                                     4,146,482                190,001
                                                                           -----------------      -----------------
Other Assets                                                                             375                      0
                                                                           -----------------      -----------------
    Total Assets                                                           $       4,154,502      $         367,920
                                                                           =================      =================

Current Liabilities
  Bank Overdrafts                                                          $           5,616      $          15,079
  Accounts payable                                                                    70,536                110,235
  Accrued liabilities                                                                 45,654                 58,591
  Note payable                                                                             0                722,530
                                                                           -----------------      -----------------
  Total Current Liabilities                                                          121,806                906,435
Long-term debt                                                                       600,000                      0
                                                                           -----------------      -----------------
    Total Liabilities                                                                721,806                906,435
                                                                           -----------------      -----------------
Preferred stock                                                                            0                 60,000

Commitments and Contingencies                                                              0                      0

Common Stockholder's Equity
Common stock, No Par Value                                                                                  600,000
Additional paid-in capital                                                        10,204,018              4,696,728
Retained deficit                                                                  (6,771,322)            (5,895,243)
                                                                           -----------------      -----------------
  Total Common Stockholder's Equity                                                3,432,696               (598,515)
                                                                           -----------------      -----------------
    Total Liabilities and Stockholder's Equity                             $       4,154,502      $         367,920
                                                                           =================      =================

* Condensed from audited financial statements


    The accompanying notes are an integral part of these financial statements

                       Adair International Oil & Gas, Inc.
                       Condensed Statements of Operations
         For The Three and Nine Months Ended February 28, 1998, and 1997


                                     THREE MONTHS           THREE MONTHS            NINE MONTHS            NINE MONTHS
                                        ENDING                 ENDING                 ENDING                 ENDING
                                   FEBRUARY 28, 1998      FEBRUARY 28, 1997      FEBRUARY 28, 1998      FEBRUARY 28, 1997
                                      (UNAUDITED)                 *                 (UNAUDITED)                 *
                                   -----------------      -----------------      -----------------      -----------------
Revenue
  Oil and gas sales                $          27,150      $          26,682      $          68,914      $          55,136
  Other income                                     0                      0                      0                    300
                                   -----------------      -----------------      -----------------      -----------------
    Total Income                              27,150                 26,682                 68,914                 55,436
                                   -----------------      -----------------      -----------------      -----------------
Costs and Expenses
  Lease Operating
    expense                                   16,436                  7,030                 35,744                 26,756
  Depletion,
    depreciation and
    amortization                               8,781                  8,582                 26,433                 25,743
  General and
    administrative                           237,020                 19,918                971,111                 61,730
                                   -----------------      -----------------      -----------------      -----------------
  Total Costs and
    Expenses                                 262,237                 35,530              1,033,288                114,229
                                   -----------------      -----------------      -----------------      -----------------
Operating loss
  before income taxes                       (235,087)                (8,848)              (964,374)               (58,793)
Provision for income
  taxes                                            0                      0                      0                      0
                                   -----------------      -----------------      -----------------      -----------------
Net Loss Applicable
  to Common Stock                  $        (235,087)     $          (8,848)     $        (964,374)     $         (58,793)
                                   =================      =================      =================      =================
NET LOSS PER
COMMON SHARE
Primary                            $           (0.01)     $            0.00      $           (0.05)     $           (0.03)
                                   -----------------      -----------------      -----------------      -----------------

Fully Diluted                      $           (0.01)     $            0.00      $           (0.05)                 (0.03)
                                   -----------------      -----------------      -----------------      -----------------


* Condensed from
  audited financial
  statements

    The accompanying notes are an integral part of these financial statements

                       Adair International Oil & Gas, Inc.
                       Condensed Statements of Cash Flows
              For the Nine Months Ended February 28, 1998, and 1997

                                                                           FEBRUARY 28, 1998      FEBRUARY 29, 1997
                                                                              (UNAUDITED)                 *
                                                                           -----------------      -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                                $        (964,374)     $         (58,793)
 Adjustments to reconcile net income (loss) to net cash
 provided by (used by) operating activities:
    Depreciation and amortization                                                     26,433                 25,743
    Stock issued for commissions and services                                        288,263                      0
    Changes in assets and liabilities                                               (160,130)                14,438
                                                                           -----------------      -----------------
 Net cash provided by (used in) operating activities                                (809,808)               (18,612)
                                                                           -----------------      -----------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of oil and gas property                                                    (29,552)                   457
 Purchase of fixed assets                                                             (5,458)                (2,481)
                                                                           -----------------      -----------------
 Net cash provided by (used in) investing activities                                 (35,010)                (2,024)
                                                                           -----------------      -----------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from sale of common stock                                                  709,027                      0
                                                                           -----------------      -----------------
 Net cash provided by (used in) financing activities                                 709,027                      0
                                                                           -----------------      -----------------
Net increase (decrease) in cash and cash equivalents                       $        (135,791)     $         (20,636)
Cash and cash equivalents at beginning of year                             $         130,175      $           5,557
                                                                           -----------------      -----------------
Cash and cash equivalents at end of year                                   $          (5,616)     $         (15,079)
                                                                           =================      =================
SUPPLEMENTAL DISCLOSURES
  Interest Paid                                                            $             148      $               0
                                                                           -----------------      -----------------
  Income Taxes Paid                                                        $               0      $               0
                                                                           -----------------      -----------------
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
 Issuance of Common Stock for services                                     $         288,263      $               0
                                                                           -----------------      -----------------
 Issuance of common stock for foreign acquisitions                         $         250,000      $               0
                                                                           -----------------      -----------------

* Condensed from audited financial statements

    The accompanying notes are an integral part of these financial statements

                       Adair International Oil & Gas, Inc.
             Condensed Statement of Changes in Stockholders' Equity
              For the Nine Months Ended February 28, 1998, and 1997
                                   (Unaudited)

                                                                    COMMON            ADDITIONAL           RETAINED
                                                SHARES               STOCK          PAID IN CAPITAL         DEFICIT
                                            ---------------     ---------------     ---------------    ---------------
Balance, May 31, 1996                             2,000,000     $       600,000     $     4,696,728    $    (5,836,450)
Net Loss                                                                                               $       (22,500)
                                            ---------------     ---------------     ---------------    ---------------
Balance, August 31, 1996                          2,000,000     $       600,000     $     4,696,728    $    (5,858,950)

Net loss                                                                                                       (27,445)
                                            ---------------     ---------------     ---------------    ---------------
Balance, November 30, 1996                        2,000,000     $       600,000     $     4,696,728    $    (5,886,395)

Net Loss                                                                                                        (8,848)
                                            ---------------     ---------------     ---------------    ---------------
Balance, February 28, 1997                        2,000,000     $       600,000     $     4,696,728    $    (5,895,243)
                                            ===============     ===============     ===============    ===============


Balance, May 31, 1997                            10,000,000     $     3,000,000     $     5,896,728    $    (5,806,948)
Convert common stock to no par value                                 (3,000,000)          3,000,000
Sale of common stock                              1,000,000                                 217,000
Issuance of common stock for Paraguay
 and Yemen acquisitions                          10,200,000                                 250,000
Net Loss                                                                                                      (235,789)
                                            ---------------     ---------------     ---------------    ---------------
Balance, August 31, 1997                         21,200,000                  --           9,363,728         (6,042,737)

Sale of Common Stock                                600,000                                 300,000
Conversion of Preferred Stock to Common               6,667                                  60,000
Issuance of common stock as commissions             250,000                                 267,188
Redemption of unrestricted common shares           (850,000)
Issuance of restricted common shares              1,176,200
Net loss                                                                                                      (493,498)
                                            ---------------     ---------------     ---------------    ---------------
Balance, November 30, 1997                       22,382,867                  --           9,990,916         (6,536,235)

Sales of Common Stock                               671,000                                 192,027
Issuance of common stock for services                21,075                                  21,075
Redemption of unrestricted shares                (1,100,000)
Issuance of restricted common shares              2,095,000
Net Loss                                                                                                     (235,087)
                                            ---------------     ---------------     ---------------    ---------------
Balance, February 28, 1998                       24,069,942     $            --     $    10,204,018    $    (6,771,322)
                                            ===============     ===============     ===============    ===============

    The accompanying notes are an integral part of these financial statements

                     ADAIR INTERNATIONAL OIL AND GAS, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS



NOTE 1:  BASIS OF PRESENTATION

                 The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for interim periods. The financial information for the quarter ended
         February 28, 1997, is derived from audited financial statements.

                 The results for the three months ended February 28, 1998, are not necessarily indicative of the results to be expected for the full year.


NOTE 2:  LOSS PER SHARE

                 Loss per share was computed by dividing earnings (loss) by the weighted average number of common shares (23,139,158 for the quarter ended February 28, 1998, and 2,006,667 for the quarter ended
         February 28, 1997) 21,137,836 for the nine months ended February 28, 1998 and 2,006,667 for the nine months ended February 28, 1997 adjusted for conversion of common stock equivalents, where applicable, during the periods.

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


NOTE 4:  CHANGES IN STOCKHOLDERS EQUITY

                 During January 1998 the company issued 21,075 shares valued at $21,075 to two individuals as compensation for services rendered.

                 During December 1997, the Company exchanged 2,100,000 unrestricted shares of common stock for 2,625,000 restricted shares of common stock. 525,000 of additional common shares were issued as a result of this exchange.

                 During the quarter, 1,141,000 common shares were issued in private transactions.

                      MANAGEMENTS' DISCUSSION AND ANALYSIS
                             OR PLAN OF OPERATIONS


                 The following summary of the Company's financial position and results of operation should be read in conjunction with the Condensed Financial Statements, Notes to Condensed Financial Statements and the Company's audited financial statements for the year ended May 31, 1997, included in the 10-KSB. Financial results for the quarter ended February 28, 1997, were restated and reclassified in connection with the year end audit.

         RESULTS OF OPERATIONS  -  1997 VS 1998

                 The following summarizes oil and gas revenues and operating expenses for the quarter and nine months ended February 28, 1998 and 1997:




                                          Nine Months ended February 28,    Quarters ended February 28,
                                          ------------------------------    ---------------------------
                                               1998          1997           1998                 1997
                                               ----          ----           ----                 ----
                 Oil and Gas Sales           $68,914         $55,136        $27,150              $26,682
                 Lease Operating Expenses     35,744          26,756         16,436                7,030
                                             -------         -------        -------              -------
                          Operating Income   $33,170         $28,380        $10,714              $19,652
                                             =======         =======        =======              =======

                 The following reflects the Company's cumulative costs in oil and gas properties:

                                                                                Nine Months ended February 28,
                                                                                ------------------------------
                                                                                   1998              1997
                                                                                   ----              ----
         Oil and Gas Properties at Full Cost:
                 Unproved Oil and Gas
                          Properties                                          $   394,789        $   -0-
                 Proved Properties Being Amortized                              7,888,226          4,311,923
                 Less Accumulated Depletion
                          and Depreciation                                     (4,146,201)        (4,124,403)
                                                                              -----------        -----------
                                                                              $ 4,136,814        $   187,520
                                                                              ===========        ===========


                 The increase in oil and gas property costs includes $3,610,184 from the acquisition of foreign oil and gas properties in Columbia during the quarter ended May 31, 1997. In addition, the Company capitalized $24,163 and $154,973 of acquisition costs on other unproved oil and gas prospects, domestic and foreign, during the quarter and nine months ended February 28, 1998.

         Oil and Gas Sales - The increase from $ 55,136 to $ 68,914 reflects additional revenues which were suspended in fiscal 1997 from wells in the United States. During the first nine months the Company experienced a decline in the Company's domestic production and the Company intends to focus plans on exploring and developing foreign reserves and the acquisition of domestic production in the future. Future revenues from the Company's existing domestic oil and gas properties at February 28, 1998, are expected to be minimal Revenues during the quarter ended February 28, 1998 increased to $27,150 versus $26,682 in the same quarter of last year because revenues in third quarter of fiscal 1997 were suspended.

         Operating Expenses   -   Lease operating expenses for the three months
         ended February 28, 1998 increased from $7,030 to $16,436 due to the increase in domestic revenues described above. Lease operating expenses for the nine months increased from $26,756 to $35,744 due to lower workover expenses. At February 28, 1998 the Company had no foreign production.

         General and administrative expenses increased to $971,111 during the nine months ended February 28, 1998, versus $61,730 the same period of last year. The increase is attributable to approximately $80,000 of non-recurring legal expenses associated with reorganization of the Company in June 1997, $85,000 of payroll expenses attributable to personnel associated with the acquisition, and $303,295 of public relations expense and non-recurring commission expenses in connection with the sales of common stock. During the three months ended February 28, 1998 general and administrative expenses were $237,020 versus $19,918 during the same period of last year. The third quarter of 1998 includes $21,075 in non-recurring consulting fees.

                 The net loss for the quarter ended February 28, 1998 was ($235,087) or $(.01) per share on revenues of $27,150 versus a net loss of $(8,848) or $(.00) per share on revenues of $26,682 in the same period of last year.

                 The net loss for the nine months ended February 28, 1998 was $(964,374) or ($.05) per share on revenues of $68,914 versus a net loss of $58,793 or $(.03) per share on revenues of $55,136 last year.

                 In 1997 results of the Company were insignificant because the Company had not conducted any oil and gas exploration or development activities since May 31, 1989.


         LIQUIDITY AND CAPITAL RESOURCES

                 Cash used by operations during the nine months ended
         February 28, 1998 was $809,808 and oil and gas revenues were not adequate to cover expenses which included certain non-recurring legal fees and other costs described above. Therefore, the Company sold additional common shares to raise working capital. In the future, cash provided from the existing oil and gas properties at February 28, 1998, will not be adequate to cover projected operating and overhead expenses. Financing for foreign oil and gas exploration is dependent upon the Company obtaining additional capital. Therefore, the Company is concentrating its efforts on raising additional capital through the private placement of $15,000,000 of preferred shares. The Company is attempting to increase domestic oil and gas production through the drilling of additional domestic wells and from acquiring cash producing oil and gas properties from the proceeds of the anticipated placement. Given the present economic conditions in the industry, no assurances can be made that the Company will be successful in its efforts to raise additional capital or to increase revenues through exploration.

     On February 6, 1998, the Company entered into a purchase agreement with Petrolex Energy Corporation (conditioned upon the Company obtaining the financing) to acquire a 15% registered interest in the Maracas Association Contract and a 70% interest in the Los Toches Association Contract in Columbia. By terms of the purchase contract, the Company will pay $5 million comprised of $2.5 million in cash and $2.5 million secured by way of an interest bearing unsecured convertible redeemable debenture. The proposed purchasing of the Maracas contract will enable the Company to combine its operational efforts with its Chimichagua association Contract in building a pipeline and power generation facility. It is estimated that Maracas could contain in excess of 100 BCF of reserves and the Company is working with ENRON Corporation on pipeline construction into the area. None of the reserves can be classified as proved at this time.

     On March 20, 1998, the Company obtained a commitment from a lender to provide financing up to $16 million for the acquisition, drilling and development of six prospects located in Texas. The commitment provides for a closing which is anticipated to occur by May 31, 1998. Funding of the loan is dependent upon satisfactory completion of due diligence by the lender. At closing, the Company expects to receive $4,000,000 pursuant to a promissory note for $3,000,000 and $1,000,000 under a line of credit with the remaining $12 million to be disbursed as the drilling program progresses. The promissory note will require monthly repayments for five years with interest at LIBOR plus 350 basis points. The line of credit has a three year term with interest repayable monthly at prime plus 2%. The remaining funding under the initial commitment is contingent upon the successful drilling and completion of the prospects. With the completion of drilling on all six prospects, the Company estimates that the future net revenues could approximate be $12,000,000 annually. None of the reserve estimates attributable to these prospects can be classified as proven at this time.

     The Company has been issued a right of first refusal and is pursuing project financing to purchase controlling interest in a 150 mega watt power plant in Colombia. This plant is projected to generate approximately $30 million in net revenue with the acquisition.

     The Company is presently involved in discussions with the payee for the $600,000 long-term liability on the balance sheet at February 28, 1998. In these discussions, the Company proposes to offset this liability against future development expenses to be incurred on the Chimichagua concession. Negotiations are continuing at this time.

     Except for historical information contained herein the statements in this filing are forward-looking. Forward-looking statements involve known and unknown risks and uncertainties which may cause the Company's actual results in future periods to differ from those forecasted. Such risks and uncertainties include, among other things, volatility of oil prices, product demand, market competition, risks inherent in the Company's international operations, imprecision of reserve estimates, the availability of additional oil and gas assets for acquisition on commercially reasonable terms, and the Company's ability to replace and exploit its existing oil and gas reserves and to obtain financing.

                                    PART II

                               OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     EXHIBITS REQUIRED BY ITEM 601 OF REGULATION SB

                 (1) Exhibit 27  Financial Data Schedule


         (b)     REPORTS ON FORM 8-K

                 None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                 ADAIR INTERNATIONAL OIL AND GAS, INC.




Date: April 9, 1998              By:     /s/ John W. Adair
                                         --------------------------------------
                                         John W. Adair, Chairman of the Board


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

