Form 10KSB
period 1998-05-31
ADAIR INTERNATIONAL OIL & GAS INC
filed 1998-09-14
CIK 355300

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 FORM  10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  fiscal  year  ended  May  31,  1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  transition  period  from  _____________  to  ____________

Commission  file  number  000-10056

                      ADAIR INTERNATIONAL OIL AND GAS, INC.

                 (Name of Small Business Issuer in Its Charter)

                 Texas                              74-2142545
     State or other jurisdiction of               (I.R.S. Employer
     incorporation or  organization             Identification No.)

3000 Richmond, Suite 100
Houston, TX                                          77098
(Address of principal executive offices)          (Zip Code)

                   Issuer's Telephone Number   (713) 621-8241

         Securities registered under Section 12(b) of the Exchange Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                           Common Stock, no par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the  past  90  days:     [  X  ]  Yes       [    ]  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this  Form  10-KSB     [  ]

The  Registrant's  revenues for its fiscal year ended May 31, 1998 were $75,489.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days: $1,911,060 as of August 21, 1998.

Indicate the number of shares outstanding of each of the Registrant's class of common stock, as of the latest practicable date: 28,859,672 as of August 21, 1998.

Documents  incorporated  by  reference:  Not  applicable

Transitional  Small  Business Disclosure Format     [ ] Yes         [X]  No

                                   TABLE OF CONTENTS
                                   -----------------

PART I

          Item 1.   Business                                                         1

          Item 2.   Properties                                                       7

          Item 3.   Legal Proceedings                                                9

          Item 4.   Submission of Matters to a Vote of Security Holders             10

PART II

          Item 5.   Market for Registrant's Common Equity and
                    Related Stockholder Matters                                     10

          Item 6.   Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                       11

          Item 7.   Financial Statements                                            14

          Item 8.   Changes in and Disagreements With Accountants on Accounting
                    and Financial Disclosure                                        15

PART III

          Item 9.   Directors, Executive Officers, Promoters and Control Persons;
                    Compliance with Section 16(a) of  The Exchange Act              15

          Item 10.  Executive Compensation                                          15

          Item 11.  Security Ownership of Certain Beneficial Owners and Management  16

          Item 12.  Certain Relationships and Related Transactions                  17

          Item 13.  Exhibits and Reports on Form 8-K                                18

                    FORWARD-LOOKING STATEMENT AND INFORMATION

     The  Company  is  including  the  following  cautionary  statement  to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made
by,  or  on  behalf  of,  the  Company.   Forward-looking  statements  include
statements concerning plans, objectives, goals, strategies, expectations, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained herein are forward-looking statements and, accordingly, involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitations, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward-looking statements: the ability of the Company to maintain its rights in its oil and gas interests and properties; the ability of the Company to obtain acceptable forms and amounts of financing to fund planned prospect acquisition, exploration, development, production, marketing and other expansion efforts; the global market for oil and gas; the political climate in nations where the Company may have interests and properties; the ability to engage the services of suitable energy industry service providers. The Company has no obligation to update or revise these forward-looking statements to reflect the occurrence of future events or circumstances.

ITEM  1.     DESCRIPTION  OF  BUSINESS

     Adair International Oil and Gas, Inc. (the "Company") was originally incorporated in the state of Texas on November 7, 1980, as Roberts Oil and Gas, Inc. The name of the Company was changed to its present name pursuant to an amendment to its articles of incorporation effective July 25, 1997. The Company generally engages in the holding of interests in oil and gas properties. Until 1997 the Company's activities were limited to the United States.

     The Company began to acquire interests in oil and gas properties in 1981. Following a registration of its shares of common stock with the Securities and Exchange Commission (the "SEC"), the Company began filing periodic reports with the SEC pursuant to the Securities Exchange Act of 1934, as amended (the"Exchange Act"). However, by the mid-1980's the oil and gas market collapsed. The Company experienced financial difficulties and did not have sufficient resources to continue the exploration and development of oil and gas properties. While the Company continued to hold interests in wells, it had become virtually inactive. As a consequence, beginning in 1989 and until 1996, the Company filed its annual report with the SEC and omitted to include audited financial statements. In addition during 1989 through 1996, the Company may not have fully complied with other formalities required under the Exchange Act and the filings due thereunder.

     Since 1997 the Company has made numerous changes in its operations and the focus of its business. The Company's business expanded to the acquisition of interests in contracts pertaining to oil and gas properties in Colombia, Yemen and Paraguay. In connection with the transactions relating to those acquisitions, the controlling interest in the Company's common stock was issued to persons not previously affiliated with the Company and new directors and officers were appointed. It is the Company's present intent to focus its efforts on acquiring and developing domestic oil and gas properties.

DOMESTIC  OIL  AND  GAS  OPERATIONS

     The Company does not expect that it will be able to generate any substantial increases in revenue from its existing domestic oil and gas interests in the future because of normal declines in oil and gas production. The Company's future will be dependent upon its ability to benefit from the interests which it may have in properties and contracts in foreign countries, and to acquire other oil and gas properties in the United States. However, it will be necessary to find a source of funds or form joint ventures in order for the Company to develop its interests in the foreign properties, and to acquire oil and gas properties in the United States. Further the Company is presently negotiating financing for a new domestic drilling program. However, the Company's ability to effect such a drilling program is subject to the Company being able to obtain financing. There can be no assurance that financing will become available, or if financing becomes available, that such financing will be available on terms favorable to the Company. In 1998, the Company acquired contiguous oil and gas leases in Cherokee County, Texas which consist of a total of approximately 400 acres.

TRANSACTIONS  PERTAINING  TO  OIL  AND  GAS  PROPERTIES  IN  COLOMBIA

     In February, 1997, the Company entered into an agreement with Geopozos, S.A. ("Geopozos") pursuant to which it agreed to issue shares of its common stock to Geopozos (the "Geopozos Agreement"), subject to approval of the agreement by the Company's board of directors, in connection with the acquisition of specified assets in the Republic of Colombia. As part of the Geopozos Agreement the Company agreed, among other terms, to issue to Geopozos 2,000,000 shares of the Company's common stock.

     In connection with the acquisition of those assets, in March, 1997, the Company also entered into an agreement with ROGI International, a company incorporated under the laws of Panama, (the "ROGI International Agreement") pursuant to which the Company agreed to issue, as required by the Geopozos Agreement, the 2,000,000 shares of its common stock to persons or entities as directed by Geopozos and 4,000,000 shares of its common stock to persons or entities as directed by ROGI International in exchange for the assets being acquired. Thus, a total of 6,000,000 shares were issued in exchange for the assets. The Geopozos Agreement also provides that Geopozos may, at its election, nominate a person to serve on the board of directors of the Company. Geopozos has not nominated any person to serve on the Company's board.

     The shares issued pursuant to the Geopozos and ROGI International Agreements had been authorized but unissued shares of the Company. On behalf of Geopozos the 2,000,000 shares were issued to two corporations and ROGI International directed that the 4,000,000 shares be issued to seven corporations and one individual. The Company has not been informed of, and does not know, of any relationship or affiliation among those entities.

     The assets which were transferred to the Company in exchange for the contingency agreement of $600,000 and the issuance of shares consists of 100% of the interest in the Chimichagua Association Contract in Colombia. The Company received notification from Ecopetrol authorizing the assignment of the Association Contract from Geopozos to the Company's wholly owned subsidiary, Adair Colombia Oil & Gas, S.A., a Colombian corporation, effective June 29, 1998. The terms of all of the transactions relating to the properties in Colombia were based on negotiations by the Company, and the Company believes the terms to be fair and reasonable, but they were not based on independent appraisals.

TRANSACTIONS  PERTAINING  TO  OIL  AND  GAS  PROPERTIES  IN  YEMEN  AND PARAGUAY

     As stated above, the Company acquired certain rights with respect to oil and gas properties in Yemen and Paraguay. These rights were acquired from Adair Oil International Canada, Inc. ("AOI") and consist of 5% of the net profits, if any, related to certain underlying contracts of AOI in Yemen and Paraguay. The Paraguay Contracts were farm-in contracts with Guarani Petroleum Exploration, S.A. and the Yemen Contracts are with the sovereign government of the Republic of Yemen. However, the underlying contracts of AOI in Paraguay have expired because AOI was unable to obtain financing to fulfill the terms of the Paraguay contracts.

     In connection with the Paraguay Contracts of AOI (the "Paraguay Contracts"), AOI may seek to negotiate a renewal of the Paraguay Contracts if AOI can form joint ventures, farmouts or other arrangements with an oil and gas industry participant. If AOI does not obtain a renewal of the Paraguay Contracts or does not find an industry partner, then AOI intends to sell its Paraguay geological and geophysical data. In any case, the Company will be entitled to 5% of the profits, if any, from the Paraguay Contracts, including profits from the sale of AOI's geological and geophysical data.

     The activities required to be fulfilled by AOI in the underlying contracts of AOI in Yemen have remained unfulfilled because of the civil war in Yemen. In connection with AOI's contract with Yemen (the "Yemen Contracts") AOI has invoked the force majeure clause because of the civil war in Yemen. AOI first entered into the Yemen Contracts at a time when such properties were considered extremely desirable. However, because of the past and current political situation in Yemen and the declines in the global energy markets during 1998, AOI does not presently intend to pursue any existing contractual rights which it may have pursuant to the Yemen Contracts. The Company may pursue, however, the renegotiation of the Yemen Contracts if it is able to enter into a strategic alliance with an industry partner on terms more favorable than the existing Yemen Contracts. In any case, the Company will be entitled to 5% of the profits, if any, from the Yemen Contracts of AOI.

EMPLOYEES

     The Company employs seven full time employees, all of whom are in management or administrative positions.

FACILITIES

     The Company leases 4,000 square feet of office space at 3000 Richmond, Suite 100, Houston, Texas. The lease provides for monthly rental payments of $6,000 per month.

Y2K  COMPLIANCE

     The  Company  believes  that  the  computers  it  uses  are  Y2K compliant.

RISK  FACTORS

     The prospects of the Company are subject to a number of risks. The risk factors which management considers to be the highest are set forth hereafter. There may exist, however, other factors which constitute additional risks but which are not currently foreseen or fully appreciated by management.

     INSUFFICIENCY OF WORKING CAPITAL. Presently, the Company lacks sufficient working capital and is dependent on financing activities such as the sale of its common stock to obtain working capital. There are no assurances, however, that the Company can: (1) raise the necessary capital to enable it to continue the execution of its revenue growth strategy; or (2) generate sufficient revenue growth and improvements in operating margins to meet its working capital requirements if such capital is obtained. To the extent that funds generated from operations are insufficient, the Company will have to raise additional working capital. No assurance can be given that funds will be available from any source when needed by the Company or, if available upon terms and conditions reasonably acceptable to the Company.

     ABILITY TO OBTAIN ADDITIONAL CAPITAL. The realization fo the value of the oil and gas reserves of the Company's properties in the Republic of Colombia is contingent upon the Company obtaining financing sufficient to fund development costs. In order to obtain financing, the Company is reviewing a number of financing alternatives, which include the formation of a joint venture, the issuance of debt or equity by the Company, or borrowing from a financial institution. The Company is limited in its ability to borrow from banks in the United States with respect to foreign properties although the Company may seek financing from foreign financial institutions. There can be no assurance, however, that the Company will be able to obtain any financing. Sale of equity by the Company may dilute the interest of current stockholders. If the Company is able to borrow funds from lenders, assets of the

Company will probably have to be pledged as collateral and loan terms may restrict the Company's operation. No assurance can be given that funds will be available from any source when needed by the Company or, if available upon terms and conditions reasonably acceptable to the Company.

     GOING CONCERN RISK. The Financial Statements of the Company include a going concern qualification by the Company's independent auditor. The Company's operating losses and the Company's need for financing raise doubt about the Company's ability to continue as a going concern.

     RELIANCE ON EFFORTS OF OTHERS. The Company intends to form joint ventures or sell parts of its oil and gas interests to industry participants in order finance and facilitate oil and gas exploration, and the Company will depend on other companies to develop and operate the wells and the properties. The prospects of the Company will be highly dependent upon its ability to engage the services of other parties.

     FOREIGN POLITICAL CLIMATE. The Company has direct oil and gas interests in the Republic of Colombia, and indirect oil and gas interests in the Republic of Yemen. AOI may seek to negotiate the renewal of its Paraguay Contracts, and if the renewal is successful, the Company would have indirect oil and gas interests in Paraguay. Any changes in the political climate of these nations, or even a mere unsettling in the current political climate, could have a negative impact on the Company, up to and including the complete loss of these interests.

     INTERNATIONAL OPERATIONS. The Company anticipates that a significant portion of its future international revenues could be derived from its oil and gas interests located in Colombia. Currency controls and fluctuations, royalty and tax rates, import and export regulations and other foreign laws or policies governing the operations of foreign companies in the applicable countries, as well as the policies and regulations of the United States with respect to companies operating in the applicable countries, could all have an adverse impact on the operations of the Company.

     The Company's interests could also be adversely affected by changes in any contracts applicable to the Company's interests, including the renegotiation of terms by foreign governments or the expropriation of interests. In addition, the contracts are governed by foreign laws and subject to interpretation by foreign courts. Foreign properties, operations and investments may also be adversely affected by geopolitical developments.

     NEW BUSINESS STRATEGY. During 1998, the Company refocused its efforts on acquiring producing oil and gas properties in the Continental United States. The Company is presently negotiating financing to acquire certain domestic properties. The management of the Company has extensive oil & gas production and finance experience which the Company believes can be redirected to the successful implementation of the new business strategy. The implementation of this strategy will require additional financing, and is subject to the general risks of the oil and gas industry. No assurance can be given that funds will be available from any source when needed by the Company or, if available, upon terms and conditions reasonably acceptable to the Company. The Company is also seeking strategic alliances with global oil and gas industry participants in connection with the Company's properties in Colombia, and in Yemen and Paraguay, to the extent that the Company elects to pursue these properties.

     OIL AND GAS PRICE VOLATILITY. The revenues generated by the Company are highly dependent upon the prices of crude oil and natural gas. Fluctuations in the energy market make it difficult to estimate future prices of crude oil and natural gas. Such fluctuations are caused by a number of factors beyond the control of the Company, including regional and international demand, energy legislation of various countries, taxes imposed by applicable countries and the abundance of alternative fuels. International political and economic conditions may also have a significant impact on prices of oil and gas. There can be no assurance of profitable operations even if there is substantial production of oil and gas.

     IMPRECISE NATURE OF RESERVE ESTIMATES. Estimates of possible reserves of oil and gas are imprecise. While such estimations are based upon engineering and other data, the process is a subjective one consisting of estimating underground accumulations of oil and gas. The accuracy of an estimate is a function of the quality of available data and of engineering and geological interpretation and judgement. Such estimates often change as more data becomes available. There can be no assurances that the information regarding reserves will ultimately be shown to be correct.

     ENVIRONMENTAL REGULATION. The oil and gas industry is subject to substantial regulation with respect to the discharge of materials into the environment or otherwise relating to the protection of the environment. The exploration, development and production of oil and gas are regulated by various governmental agencies with respect to the storage and transportation of the hydrocarbons, the use of facilities for processing, recovering and treating the hydrocarbons and the clean up of drilling sites. Many of these activities require governmental approvals before they can be undertaken. The costs associated with compliance with the applicable laws and regulations have increased the costs associated with the planning, designing, drilling, installing, operating and plugging or abandoning of wells. To the extent that the Company owns an interest in a well it may be responsible for costs of environmental regulation compliance even after the plugging or abandonment of that well.

     OPERATING HAZARDS AND UNINSURED RISKS. The operation of an oil or gas well is subject to risks such as blowouts, cratering, pollution and fires, any of which could result in damage or destruction of the well or production facility or persons working. The operator of the well may be unable to purchase adequate insurance against each of these risks. The occurrence of a significant event could have a material adverse affect on the Company.

     GENERAL RISKS OF THE OIL AND GAS INDUSTRY. The Company's operations will be subject to those risks generally associated with the oil and gas industry. Such risks include exploration, development and production risks , title risks, weather risks, shortages or delays in delivery of equipment and the stability of operators and well servicing companies. The Company's prospects will also be impacted by the proximity of its wells to pipelines for the distribution of any oil or gas produced.

     FAILURE TO FILE REPORTS UNDER THE EXCHANGE ACT. The Company had filed a registration statement with the Commission under the Securities Act of 1933 in November, 1981, and therefore became subject to the requirement that it file reports thereafter under the Securities Exchange Act of 1934 (the "Exchange Act"). The Company filed reports under the Exchange Act, including annual reports on Form 10-K, during a portion of the 1980's. However, the Company experienced financial difficulties during the mid-1980's due to a downturn in the market for oil and gas and by the late 1980's had become essentially a dormant company. It continued to hold interests in oil and gas wells but was generating very little revenue. Consequently, by 1989 the Company could no longer afford the costs associated with audited financial statements. The
Company filed its Form 10-K under the Exchange Act in 1989 without including audited financial statements and continued to make 10-K filings under the Exchange Act without audited financial statements, until the filing of a Form 10-KSB for the fiscal year ended May 31, 1997. During the period that the Company failed to file audited financial statements, it may also have failed to comply with other formalities required by the Exchange Act with respect to other required reports and proxy statements.

ITEM  2.     DESCRIPTION  OF  PROPERTY

     The Company holds interests in existing oil and gas wells in the United States, and has interests in undeveloped properties in Colombia. The Company intends to explore and, if appropriate, develop the Colombia properties. It should be noted that, absent additional financing, the Company does not have the financial resources necessary to explore or develop the Colombia properties.

     NEW BUSINESS STRATEGY. During 1998, the Company refocused its efforts on acquiring producing oil and gas properties in the Continental United States. The Company is presently negotiating financing to acquire certain domestic properties. The management of the Company has extensive oil & gas production and finance experience which the Company believes can be redirected to the successful implementation of the new business strategy. The implementation of this strategy will require additional financing, and is subject to the general risks of the oil and gas industry. No assurance can be given that funds will be available from any source when needed by the Company or, if available, upon terms and conditions reasonably acceptable to the Company. The Company is also seeking strategic alliances with global oil and gas industry participants in connection with the Company's properties in Colombia, and in Yemen and Paraguay, to the extent that the Company elects to go forward on these properties.

THE  UNITED  STATES  PROPERTIES

     The Company holds working interests in oil and gas wells located throughout the United States. The Company holds an interest in 79 oil and gas wells, with a net interest of 1.68 oil wells and 7.91 gas wells. The Company has received a report from a petroleum engineer which indicates that as of June 30, 1998, there were proved reserves of 1,351 barrels attributable to the Company's net interest in the oil wells and proved reserves of 116.1 million cubic feet of natural gas attributable to the Company's net interest in the gas wells. These wells are located in Texas and Oklahoma.

     For 1996, the average sales price per barrel of oil produced was $18.00, and the average sales price per MCF of gas produced was $1.65, and the average lifting cost per barrel of oil was $5.00, and the average lifting cost per MCF was $0.20. For 1997, the average sales price per barrel of oil produced was $20.00, and the average sales price per MCF of gas produced was $2.10, and the average lifting cost per barrel of oil was $5.00, and the average lifting cost per MCF was $0.20. For 1998, the average sales price per barrel of oil produced was $13.00, and the average sales price per MCF of gas produced was $1.85, and the average lifting cost per barrel of oil was $5.00, and the average lifting cost per MCF was $0.20.

       In 1998, the Company acquired an oil and gas lease known as the Cherokee lease, which is located in Cherokee County, Texas, and it consists of approximately 400 acres. This property in considered undeveloped acreage because the Company has not commenced drilling activity, nor does the Company have any producing wells on this property.

     The Company has not commenced any drilling activity during the last three years.

THE  COLOMBIA  PROPERTIES

     In 1997, the Company acquired, subject to certain consents as hereafter described, rights with respect to a contract relating to the exploration, drilling and development of oil and gas properties in the Republic of Colombia. The rights acquired consisted of the rights and obligations of Geopozos with respect to a contract known as the Chimichagua Association Contract (the "Association Contract"). The Company received a copy of a letter from Ecopetrol which authorized the assignment of the Association Contract from Geopozos to the Company effective June 29, 1998. The Association Contract grants the right to explore, drill and extract hydrocarbons from a specified area in Colombia. The Association Contract relates to an area of approximately 25,000 acres in the Magdalena valley of Colombia, approximately 500 miles north of Bogota. The
Association Contract was originally acquired by Esso Colombia in 1988 and, following an intervening assignment, was acquired by Geopozos on September 14, 1996.

     The Association Contract, between Ecopetrol and the Company, provides that the parties shall share equally the hydrocarbons produced from the relevant properties, subject to an overriding royalty interest of 20% which is reserved for Ecopetrol, and the expenses of development of the properties. The Company is responsible for the exploration of the properties but has the right to receive reimbursement of those costs with respect to fields which are commercially developed by the parties. The effective date of the Association Contract was January 20, 1989, and the contract terminates for all purposes 28 years thereafter. The Association Contract provides for an exploration period of six years, subject to certain extensions, and an exploitation period of 22 years. Under the terms of the Association Contract, a portion of the property which has not been commercially developed is reduced over a period of years, beginning in the sixth year. In a letter to the Company dated August 4, 1997, Geopozos indicated that 50% of the original area covered by the Association Contract had been returned to Ecopetrol and that Ecopetrol had not issued any declarations of commercialism with respect to the remaining area.

     In connection with the agreement between Geopozos and the Company, Geopozos retained a 2% overriding royalty interest in hydrocarbons produced from the properties developed under the Association Contract. The parties also agreed to enter into joint operating agreement covering those operations. The agreement is to provide, among other things, that Geopozos will be allowed to mark up expenditures which it incurs, and which have been agreed to in advance, by 10%.

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

     The Company has received a report from a petroleum engineer which indicates that the information provided to him by the Company with respect to the properties in Colombia indicates that there are 22.150 billion cubic feet of gas which would be classified as proved reserves, however, this property is considered undeveloped acreage because the Company has not conducted any drilling activity on this property.

ITEM  3.     LEGAL  PROCEEDINGS

     The Company was named as a defendant in the matter of Mark Singleton v. Adair International Oil and Gas, Inc., 98-2672, 215th Judicial District Court, Harris County, Texas. The plaintiff is seeking rescission for the purchase of 195,000 shares of common stock of the Company. This litigation is presently in the early stages of discovery. The Company intends to vigorously defend itself in this matter.

     The Company was named as a defendant in the matter of Santa Fe Natural Resources, Inc. v. Adair International Oil and Gas, Inc., CV-42,061, 142nd Judicial District Court, Midland County, Texas. The plaintiff is claiming that the Company breached a contract in connection with a bid on an oil and gas prospect in Eddy County, New Mexico. The Plaintiff is also claiming an amount due from the Company in connection with services rendered for an oil and gas prospect known as the Saunders prospect in New Mexico. This litigation is presently in the early stages of discovery. The Company intends to defend itself vigorously in this matter.

ITEM  4.      SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     No matters were submitted for a vote by security holders during the fourth quarter of the fiscal year covered by this report.

ITEM  5.     MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED STOCKHOLDER
             MATTERS

     The Company's trading symbol is "AIGI". The ranges of reported high and low bid quotations for the Company's Common Stock for each quarterly period within the fiscal year ended May 31, 1998 are set forth below. During fiscal 1997, the Company's stock had been traded very infrequently and, to the best of the Company's knowledge, no broker made a market or regularly submitted quotations for the Company's stock during that time. Quotations are as reported by the National Quotation Bureau or members of the National Association of Securities Dealers who maintain a market in the Company's Common Stock on the OTC Bulletin Board. Such quotations represent prices between dealers without retail markup, markdown or commissions and do not necessarily represent actual transactions.

                   HIGH    LOW
QUARTER ENDED       BID    BID
-----------------  -----  ------
August 31, 1997    $1.75  $
November 30, 1997  $2.00  $11/16
February 28, 1998  $   1  $
May 31, 1998       $      $

     As of August 21, 1998, there were approximately 873 record holders of the Company's common stock.

DIVIDEND  POLICY

     The Company has not paid, and the Company does not currently intend to pay cash dividends on its common stock in the foreseeable future. The current policy of the Company's Board of Directors is to retain all earnings, if any, to provide funds for operation and expansion of the Company's business. The declaration of dividends, if any, will be subject to the discretion of the Board of Directors, which may consider such factors as the Company's results of operations, financial condition, capital needs and acquisition strategy, among others.

RECENT  SALES  OF  UNREGISTERED  SECURITIES

     During the period January, 1998 through May 1998, the Company issued 78,483 shares to each of John W. Adair, Earl K. Roberts, Jalal Alghani, and William A. Petty as partial compensation for service as employees. The company issued $5,000 worth of its shares to each of Messrs. Adair, Roberts, Alghani and Petty at the end of each of those months based on the monthly closing price of the shares. The closing price ranged from $.38 per share to $0.19 per share during that period. These securities were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 as amended.

Messrs. Adair, Roberts, Alghani, and Petty are employees of the Company and in that capacity were knowledgeable about the Company's operations and financial condition and they were able to evaluate the risks and merits of receipt of the shares, and they each agreed to accept the shares as partial compensation.

ITEM  6.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

     The following summary of the Company's financial position and results of operations should be read in conjunction with the Financial Statements and the Notes to Financial Statements, contained in this report.

     Adair International Oil and Gas, Inc. is an independent oil and gas company that is actively pursuing the acquisition of oil and gas properties in the United States which have behind the pipe potential for future development that will enhance shareholder value. Although the Company has substantial assets in Colombia, this past year the Company began focusing on acquiring property in the Mid-Continental United States, specifically Texas and Oklahoma, because of the possibility of a more rapid payout than from properties in foreign countries.

     The Company believes that it has substantial natural gas reserves in the Chimichagua concession in the Republic of Colombia. This asset is being evaluated for development and for the construction of a gas fired power generation plant. However, it is presently unknown if the Company will obtain financing to develop the natural gas reserves or if the Company will be able to negotiate a profitable off-take contract for a term that will make the project economical.

     During the past year, management believes that it has positioned the Company to begin making domestic acquisitions which will bring positive cash flow and long term appreciation to the Company. Management has also made considerable efforts to confirm existing engineering and geological data of potential acquisitions. In addition, the Company has started negotiations for the financing of acquisitions. The Company uses a strict evaluation philosophy when considering which properties to acquire, such as the Company's criteria for a three year or less pay out.

     The management guidelines which the Company uses are to operate only within the Company's specific areas of expertise, to concentrate expansion in areas of proven reserves, and to increase the value of new and existing projects using state-of-the art technology.

     The Company's strategy is to increase its cash flow, its oil and gas production and its oil and gas reserves, and to minimize risk by:

          Identifying and acquiring producing oil an gas properties with undeveloped potential located in areas in which management has experience.

          Controlling production and operational risks by serving as operator of many of the wells in which it has an interest.

          Maximizing the potential of acquired oil and gas properties though the use of improved production and operating practices and enhanced recovery techniques.

          Establishing additional production by re-completing and reworking wells.

          Drilling development wells, and to a lesser extent exploratory wells, in established areas.

Results  of  Operations

     Fiscal  year ended May 31, 1998 compared to fiscal year ended May 31, 1997.
     ---------------------------------------------------------------------------

     The following summarizes oil and gas revenues and operating expenses for the years ended May 31, 1998 and 1997:

                          Year Ended     Year Ended
                          May 31, 1998   May 31, 1997
Oil and Gas Sales         $      75,489  $     205,920

Lease Operating Expenses         24,097         51,249
                          -------------  -------------
Operating Income          $      51,392  $     154,671
                          =============  =============

The following reflects the Company's cumulative costs in oil and gas properties:

                          Twelve  Months  ended  May  31,
                                 1998           1997
Oil and gas properties
at Full Cost:

Unevaluated oil and gas
Properties                  $   7,342,245   $ 7,258,674

Less accumulated depletion
and depreciation               (4,193,902)   (4,118,979)
                            --------------  ------------
                            $   3,148,343   $ 3,139,695
                            ==============  ============

     Oil and Gas Sales. During fiscal 1998, the Company experienced a decline in the Company's domestic production of oil and gas and a decrease in associated revenues. Revenues decreased to $75,489 in 1998 from $205,920 in 1997, a decrease in revenues of $130,431. The Company intends to focus its efforts on the acquisition of domestic production. In addition, the Company will seek financing to explore and develop its foreign reserves. Future revenues from the Company's existing domestic producing oil and gas properties at May 31, 1998, are expected to be minimal. However, in 1998, the Company leased approximately 400 acres in Cherokee County, Texas on which the Company plans to conduct drilling activity.

     Lease Operating Expenses - During fiscal 1998, the Company experienced a decline in lease operating expenses because of declining production from domestic properties. Lease operating expenses decreased to $24,097 in 1998 from $51,249 in 1997, a decrease of $27,152. During fiscal 1998 the Company had no foreign production.

     General and administrative expenses increased to $1,568,350 for the year ended May 31, 1998, compared to $213,377 for the year ended May 31, 1997. The increase is attributable to approximately $80,000 non-recurring legal expenses associated with reorganization of the Company in June, 1997, $117,000 of payroll expenses attributable to personnel associated with the acquisition, and $529,091 of public relations expense and non-recurring commission expenses in connection with the sales of common stock.

     The net loss for the year ended May 31, 1998, was ($1,968,392) or $(0.07) per share on revenues of $75,489 versus net income of $629,502 or $0.06 per share on revenues of $205,920 in the same period of last year.

LIQUIDITY  AND  CAPITAL  RESOURCES

     Cash used by operations during the year ended May 31, 1998, was $1,631,480 and oil and gas revenues were not adequate to cover expenses which included certain non-recurring legal fees and other costs described above. Therefore, the Company sold additional common shares to raise working capital. In the future, cash provided from the existing oil and gas properties at May 31, 1998, will not be adequate to cover projected operating and overhead expenses.
Financing for foreign oil and gas exploration is dependent upon the Company obtaining additional capital. The Company is attempting to increase domestic oil and gas production through the drilling of additional domestic wells and by acquiring cash producing oil and gas properties. On September 8, 1998, the company obtained a memorandum from a local lender to finance the acquisition of a mid-continent company. This financing is subject to a comprehensive and satisfactory due diligence review. The engineering reports show approximately 1 million barrels of proved reserves and 17 billion cubic feet of natural gas reserves. The future net revenue from the reserves is projected to be approximately $37 million as per the report and valuation, and production consists of approximately 72% natural gas and 28% oil. Management's review of the data meets the lenders requirements, and the acquisition of this company is consistent with the Company's desire to remain focused on natural gas. The company is also pursuing bank lines of credit to supplement future working capital requirements. No assurance can be made that the company will be successful in its efforts or raise additional capital or to increase revenues through exploration.

ITEM  7.     FINANCIAL  STATEMENTS

     The financial statements of the Company are included as part of this Form 10-KSB beginning on page F-1.

ITEM 8. CHANGES TO AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

     On July 15, 1997, the Company engaged the services of Braden, Bennink, Goldstein, Gazaway & Company, PLLC, of Houston, Texas ("Braden, Bennink"), to be the Company's independent auditor. Braden, Bennink audited the Company's financial statements for the fiscal years ended May 31, 1998 and 1997. Prior to the engagement of Braden Bennink, the Company had not engaged any firm to conduct an independent audit of the Company's financial statements from 1989 until 1997.

ITEM  9.     DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS,  AND  CONTROL PERSONS;
             COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT

     The following persons serve as directors and/or executive officers of the Company

Name             Age                     Title
---------------  ---  -------------------------------------------
John W. Adair     56  Chairman of Board, Chief Executive Officer
                      and Director

Earl K. Roberts   62  President and Director

Jalal Alghani     39  Chief Financial Officer and Director, since
                      1997, and Director

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

     Mr. Adair has been a Director and the CEO of the Company since 1997. Prior to his joining the Company in 1997, he served as the president and chief executive officer of Dresser Engineering Co., a company which specializes in oil and gas engineering services, from 1995 to 1997. Since 1988 Mr. Adair has served as president of Adair Oil International Canada, Inc. and Adair Oil International, Inc.

     Mr. Roberts has been a Director of the Company since 1981, and has served as the president of the Company since its inception in 1988 and was the chief executive officer of the Company until June, 1997.

     Mr. Alghani has been a Director of the Company since 1997. Prior to his joining the Company in 1997, he served as vice president of sales and marketing of Dresser Engineering Co. from 1995 to 1997. Since 1990 Mr. Alghani has served as an executive officer of Adair Oil International Canada, Inc.

SECTION  16(A)  BENEFICIAL  OWNERSHIP  REPORTING  COMPLIANCE

     John W. Adair, Jalal Alghani and Earl K. Roberts each failed to file five reports on Form 4 during the last fiscal year concerning five transactions each in restricted stock received as compensation by each of them from the Company.

ITEM  10.     EXECUTIVE  COMPENSATION

     The following table reflects all forms of compensation for services to the Company for the fiscal years ended May 31 , 1998, 1997 and 1996 of the chief executive officer and other executive officers of the Company. No other executive officer of the Company received compensation which exceeded $100,000 during 1998.

                                  SUMMARY COMPENSATION TABLE

                   ANNUAL COMPENSATION       LONG TERM COMPENSATION                 ALL OTHER
           --------------------------------  -------------------------------------  ---------
                                    OTHER            AWARDS                  PAYOUTS
                                             ------------------------------  -------
NAME  AND                           ANNUAL   RESTRICTED  SECURITIES
PRINCIPAL                           COMPEN-  STOCK       UNDERLYING          LTIP
POSITION   YEAR  SALARY (1)  BONUS  SATION   AWARDS                  OPTIONS/SARS   PAYOUTS
---------  ----  ----------  -----  -------  ----------              -------------  -------
John W.
Adair      1998  $   85,000    -0-      -0-         -0-         -0-      -0-   -0-      -0-
CEO
           1997  $      -0-    -0-      -0-         -0-         -0-      -0-   -0-      -0-

           1996  $      -0-    -0-      -0-         -0-         -0-      -0-   -0-      -0-


Earl K.
Roberts    1998  $   85,000    -0-      -0-         -0-         -0-      -0-   -0-      -0-
President
           1997  $      -0-    -0-      -0-         -0-         -0-      -0-   -0-      -0-

           1996  $      -0-    -0-      -0-         -0-         -0-      -0-   -0-      -0-


Jalal
Alghani    1998  $   85,000    -0-      -0-         -0-         -0-      -0-   -0-      -0-
CFO
           1997  $      -0-    -0-      -0-         -0-         -0-      -0-   -0-      -0-

           1996  $      -0-    -0-      -0-         -0-         -0-      -0-   -0-      -0-

-----------------------------------------
(1) Includes receipt of restricted common stock of the Company as employee compensation.

     On March 14, 1997, the Company issued 321,750 shares of its common stock to Earl K. Roberts for service as a director. The Company has no employment contracts with any of its executive officers. Beginning in June, 1997, the Company agreed to pay John W. Adair, Earl K. Roberts and Jalal Alghani each a salary of $5,000 per month. In January 1998, this compensation was increased to include, for each person, per month, $5,000 worth of restricted common stock of the Company, based on the market price of the common stock at the end of each month.

ITEM  11.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of August 21, 1998 with respect to the beneficial ownership of shares of Common Stock by (i) each person who is known to the Company to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each executive officer of the Company and (iv) all executive officers and directors of the Company as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown.

NAME AND ADDRESS OF                                         PERCENT     TITLE OF
BENEFICIAL OWNER                    BENEFICIAL OWNERSHIP   OF CLASS      CLASS
----------------------------------  ---------------------  ---------  ------------
Adair International                           10,200,000       35.4%  Common Stock
Oil Canada, Inc.
4212 San Felipe, Suite 100
Houston, Texas 77027

Petroleum                                      1,600,000        5.6%  Common Stock
Exploration
Services, Inc.
Carrera 14 North
87-39 Office 201
Bogota, Colombia

John W. Adair                             10,278,483  (1)      35.7%  Common Stock
3000 Richmond, Suite 100
Houston, Texas 77098

Earl K. Roberts                                1,129,433        4.0%  Common Stock
3000 Richmond, Suite 100
Houston, Texas 77098

Jalal Alghani                              10,278,483 (1)      35.7%  Common Stock
3000 Richmond, Suite 100
Houston, Texas 77098

William Petty                                  3,063,000       10.6%  Common Stock
3000 Richmond, Suite 100
Houston, Texas 77098

  All directors and                           11,386,399       39.5%  Common Stock
  executive
  officers as a group (3) persons)

-----------------------------------------
(1) Of these shares, 10,200,000 shares are owned by Messrs. Adair and Alghani indirectly through Adair International Oil Canada, Inc. Messrs. Adair and Alghani own an aggregate of 66.6% of the voting stock of Adair International Oil Canada, Inc.

ITEM  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     On  June  16,  1997,  the  Company  entered  into  an  agreement with Adair
International Oil Canada, Inc. (the "Agreement") pursuant to which the Company issued to Adair International Oil Canada, Inc. ("AOI") 10,200,000 shares of common stock of the Company in exchange for a 5% interest in each of certain assets held by AOI related to oil and gas interests in Yemen and Paraguay. In connection with the Agreement, three members of the Company's board of directors agreed to resign and three persons designated by AOI were elected to the Company's board. John W. Adair and Jalal Alghani, each of whom is an executive officer of the Company and a member of its board of directors, each own one-third of the stock of AOI. The terms of this transaction were based on negotiations by the Company, and the Company believes the terms to be fair and reasonable, but they were not based on independent appraisals. The AOI oil and gas interests in Paraguay have expired. AOI is seeking to revive-extend these interests. AOI invoked the force majeure clause in its contracts related to the oil and gas interests in Yemen. In connection with the Agreement, 200,000 shares of common stock of the Company which were loaned and returned to the Company by two entities which received shares as part of the ROGI International Agreement.

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     Exhibits

3.1    *  A copy of the Company's articles of incorporation, as amended
3.2    *  A copy of the Company's by laws, as amended
4.1 * Articles V and VI of the Company's Articles of Incorporation pertain to certain rights of the holders of the Company's common stock and are included with Exhibit 3.1
4.2 * Provisions of the Company's by laws which pertain to certain rights of the holders of the Company's common stock are included with
          Exhibit 3.2
21.1  **  Subsidiaries
27.1  **  Financial Data Schedule

-------------------------
* Incorporated by reference to the Company's annual report on Form 10-KSB for the fiscal year ended May 31, 1997.
**     Filed  herewith

(b)     Reports  on  Form  8-K

     None.

                                   SIGNATURES

     In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of September 1998.



                         ADAIR  INTERNATIONAL  OIL  AND  GAS,  INC.

                         By /s/  John  W.  Adair
                            ----------------------
                            John W. Adair, Chairman and Director



Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated:


Signature                        Title                   Date
----------------------  ------------------------  ------------------

   /s/ John W. Adair    Chairman of the Board,    September  9, 1998
----------------------
      John W. Adair     Chief Executive Officer,
                        and Director

   /s/ Earl K. Roberts  President and Director    September 9, 1998
----------------------
      Earl K. Roberts

   /s/ Jalal Alghani    Chief Financial Officer   September  9, 1998
----------------------
      Jalal Alghani     and Director

                      ADAIR INTERNATIONAL OIL AND GAS, INC.
                                TABLE OF CONTENTS
                              MAY 31, 1998 AND 1997


Independent Auditor's Report                                       F2

Balance Sheets                                                     F3

Statements of Operations                                           F5

Statements of Changes in Stockholders' Equity                      F6

Statements of Cash Flows                                           F7

Notes to Financial Statements                                      F9


                                       F1

BRADEN,  BENNINK,  GOLDSTEIN,  GAZAWAY  &  COMPANY,  PLLC
---------------------------------------------------------
A  Company  of  CPA  Firms


                          INDEPENDENT AUDITOR'S REPORT

To  the  Board  of  Directors
Adair  International  Oil  and  Gas,  Inc.

We have audited the accompanying balance sheets of Adair International Oil and Gas, Inc. as of May 31, 1998 and 1997, and the related statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We have previously issued an opinion dated August 8, 1997 for 1997. The May 31, 1997 balance sheet has been restated to report the error correction described in Notes 2 and 3.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Adair International Oil and Gas, Inc. as of May 31, 1998 and 1997, and the results of their operations, changes in stockholders' equity and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's significant operating losses and uncertainty with regard to obtaining financing raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has not obtained an independent appraisal of the property described in Note 2. We were unable to satisfy ourselves about the valuation of this asset by means of other auditing procedures. As mentioned in our report dated August 8, 1997, realization of the value of these reserves is contingent upon the Company obtaining financing sufficient to fund the development costs. The company is pursuing financing from third parties, but agreements have not yet been fulfilled. As mentioned in Note 7, the Company is involved in litigation with third parties. The effects of the possible results of the litigation can not be determined.

Braden,  Bennink,  Goldstein,  Gazaway  &  Company,  P.  L.  L.  C.


Houston,  Texas
August  28,  1998


                                       F2

                     ADAIR INTERNATIONAL OIL AND GAS, INC.
                                 BALANCE SHEETS
                              MAY 31, 1998 AND 1997

                                                                 As Restated
                                                      1998          1997
                                                  ------------  -------------
Current assets
  Cash and cash equivalents (Note 1)              $    35,630   $    130,175
  Accounts receivable (Note 1)                          2,411         21,809
  Note receivable (Note 1)                            188,500              0
                                                  ------------  -------------

    Total current assets                              226,541        151,984
                                                  ------------  -------------

Property and equipment (Note 1, 2, and 9)
  Oil and gas properties and equipment              7,342,245      7,258,674
  Office furniture and equipment                        7,399          4,210
                                                  ------------  -------------
                                                    7,349,644      7,262,884
  Less:  accumulated depreciation and depletion    (4,196,076)    (4,119,767)
                                                  ------------  -------------

    Net property and equipment                      3,153,568      3,143,117
                                                  ------------  -------------

Other assets
  Deposits                                                375              0
                                                  ------------  -------------

    Total other assets                                    375              0
                                                  ------------  -------------


    Total assets                                  $ 3,380,484   $  3,295,101
                                                  ============  =============

                                       F3

                     ADAIR INTERNATIONAL OIL AND GAS, INC.
                                 BALANCE SHEETS
                              MAY 31, 1998 AND 1997

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                As Restated
                                                     1998          1997
                                                 ------------  -------------
Current Liabilities
  Accounts payable (Note 1)                      $   112,326   $     71,594
  Accrued expenses                                    73,688         73,727
  Payroll taxes payable                               14,262              0
                                                 ------------  -------------

    Total liabilities                                200,276        145,321
                                                 ------------  -------------

Contingency (Note 3)

Stockholders' equity
  Preferred stock                                          0         60,000
  Common Stock                                    10,955,548      3,000,000
  Additional paid in capital                               0      5,896,728
  Retained earnings (deficit)                     (7,775,340)    (5,806,948)
                                                 ------------  -------------

    Total stockholders' equity                     3,180,208      3,149,780
                                                 ------------  -------------

    Total liabilities and stockholders' equity   $ 3,380,484   $  3,295,101
                                                 ------------  -------------

                                       F4

                     ADAIR INTERNATIONAL OIL AND GAS, INC.
                            STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDING MAY 31, 1998 AND 1997

                                                          As Restated
                                               1998          1997
                                           ------------  -------------
Revenue
Oil and gas sales                          $    75,489   $    205,920
                                           ------------  -------------

Costs and expenses
Lease operating expenses                        24,097         51,249
Depreciation and depletion                     451,434         34,322
General and administrative                   1,568,350        213,377
                                           ------------  -------------

Total costs and expenses                     2,043,881        298,948
                                           ------------  -------------

Operating (loss)                            (1,968,392)       (93,028)

Other income-forgiveness of indebtedness             0        722,530
                                           ------------  -------------

Net income (loss) before taxes             $(1,968,392)  $    629,502
                                           ------------  -------------

Federal income tax expense                           0              0
                                           ------------  -------------

Net income (loss)                          $(1,968,392)  $    629,502
                                           ============  =============


Net earnings (loss) per common share:
Basic                                      $      (.07)  $        .06
                                           ------------  -------------
Diluted                                    $      (.07)  $        .06
                                           ------------  -------------

                                       F5

                                          ADAIR INTERNATIONAL OIL AND GAS, INC.
                                       STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                        FOR THE YEARS ENDING MAY 31, 1998 AND 1997

                                             Shares                                Additional                      Total
                                           Issued and    Preferred     Common       Paid-in       Retained     Stockholder's
                                           Outstanding     Stock        Stock       Capital       Earnings        Equity
                                           -----------  -----------  -----------  ------------  ------------  ---------------
Balance at May 31, 1996                      2,000,000      60,000   $   600,000  $ 4,696,728   $(5,836,450)  $     (479,722)

Stock dividend, May 1997                     2,000,000                   600,000                   (600,000)               -

Issuance of common stock
  in connection with foreign acquisitions    6,000,000                 1,800,000    1,200,000                      3,000,000

Net income                                                                                          629,502          629,502

Balance at May 31, 1997                     10,000,000      60,000     3,000,000    5,896,728    (5,806,948)       3,149,780
                                           -----------  -----------  -----------  ------------  ------------  ---------------

Change common shares to no par
  value - July 1997 ***                                                5,896,728   (5,896,728)                             -

Conversion of preferred stock                    6,666     (60,000)       60,000

Issuance of common stock                    17,933,181                 1,998,820                                   1,998,820

Net loss                                                                                         (1,968,392)      (1,968,392)

Balance at May 31, 1998                     27,939,847  $        -   $10,955,548  $         -   $(7,775,340)  $    3,180,208
                                           ===========  ===========  ===========  ============  ============  ===============

***  Changed number of shares authorized to 100,000,000 common shares no par value and 5,000,000 preferred shares par value
     $0.01  each.

                                       F6

                     ADAIR INTERNATIONAL OIL AND GAS, INC.
                            STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDING MAY 31, 1998 AND 1997

                                                                           As Restated
                                                                1998          1997
                                                            ------------  -------------
Cash flows from operating activities:
Net income (loss)                                           $(1,968,392)  $    629,502
                                                            ------------  -------------
Adjustments to reconcile net income to net
cash provided by operating activities:
  Decrease in accounts receivable                                19,398        152,715
  (Increase) in note receivable                                (188,500)
  (Increase) in deposits                                           (375)
  Increase (decrease) in accounts payable                        40,732        (27,949)
  Increase (decrease) in accrued liabilities                        (39)        15,136
  Increase in payroll taxes payable                              14,262
  Forgiveness of indebtedness                                         -       (722,530)
  Depreciation and depletion                                    451,434         81,954
                                                            ------------  -------------

  Total adjustments                                             336,912       (500,674)
                                                            ------------  -------------

Net cash provided by (used in) operating activities          (1,631,480)       128,828
                                                            ------------  -------------

Cash flows from investing activities:
  Payments for purchases of property and equipment             (461,885)        (4,210)
                                                            ------------  -------------

  Net cash (used in) investing activities                      (461,885)        (4,210)
                                                            ------------  -------------

Cash flows from financing activities:
  Preferred stock conversion to common stock                    (60,000)
  Additional shares issued                                    2,058,820
                                                            ------------  -------------

  Net cash provided by financing activities                   1,998,820
                                                            ------------  -------------

Net increase (decrease) in cash during the year                 (94,545)       124,618

Cash, beginning of year                                         130,175          5,557
                                                            ------------  -------------

Cash, end of year                                           $    35,630   $    130,175
                                                            ============  =============


                                                                          continued

                                       F7

                                                                          As Restated
                                                                   1998           1997
                                                            ------------  -------------

Supplemental disclosures of cash flow information
  Cash paid during the year for:

    Interest                                                $       148   $          -
                                                            ============  =============

    Income taxes                                            $         -   $          -
                                                            ============  =============

Schedule of non-cash investing and financing activities:

Issuance of common stock for foreign oil and gas property   $         -   $  3,000,000
                                                            ============  =============

Issuance of common stock for compensation and services      $   563,932   $          -
                                                            ============  =============

Forgiveness of short-term indebtedness                      $         -   $    722,530
                                                            ============  =============

Common stock dividend                                       $         -   $    600,000
                                                            ============  =============

                                       F8

                     ADAIR INTERNATIONAL OIL AND GAS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                              MAY 31, 1998 AND 1997


NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Organization
------------
Adair International Oil and Gas, Inc. (formerly Roberts Oil and Gas, Inc.) ("the Company") was incorporated under the laws of the state of Texas on November 7, 1980. Since inception the Company's primary purpose has been the exploration, development and production of oil and gas properties in the United States. Working interests are located in Texas and Oklahoma. During the year ended May 31, 1997, as described in Note 2, the Company acquired properties located in Colombia. On June 16, 1997, a 51% interest in the Company's outstanding common stock was acquired by Adair Oil and Gas International of Canada, Bahama Corporation, and the Company name was changed to Adair International Oil and Gas, Inc.

Going  concern
--------------
As shown in the accompanying financial statements, the Company incurred a net loss for the year ended May 31, 1998. This factor, as well as the uncertain conditions that the Company faces regarding its financing agreements, as discussed in Note 2, create an uncertainty about the Company's ability to continue as a going concern. Management of the Company is developing a plan to obtain additional financing. The ability of the Company to continue as a going concern is dependent on their ability to obtain such financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Cash  and  cash  equivalents
----------------------------
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Accounts  receivable
--------------------
Accounts receivable result from revenues attributable to non-operating interests in domestic oil and gas properties. No allowance for bad debts exists because management deems them to be fully collectible.

Note  receivable
----------------
The note receivable is the result of the sale of stock for a note and is due from a financial advisory company.

Property  and  equipment
------------------------
The Company follows the full cost method of accounting for its oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including directly related overhead costs, are capitalized.

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects are not amortized until impairment occurs. If the results of an assessment indicate that

                                       F9

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (continued)

the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized.

Property  and  equipment  (continued)
-------------------------------------
In addition, the capitalized costs are subject to a "ceiling test," which basically limits such costs to the aggregate of the "estimated present value," discounted at a 10-percent interest rate of future net revenues from proved reserves, based on current economic and operating conditions, plus the lower of cost or fair market value of unproved properties.

Depletion of oil and gas properties is computed using all capitalized costs and estimated future development and abandonment costs, exclusive of oil and gas properties not yet evaluated, on a unit of production method based on estimated proved reserves.

Substantially all of the Company's exploration, development, and production activities are conducted jointly with others and, accordingly, the financial statements reflect only the Company's proportionate interest in such activities.

The cost of other categories of property and equipment are capitalized at cost and depreciated using the "straight-line" method over their estimated useful lives for financial statement purposes as follows:

Furniture  and  office  equipment           7  years
Computer  software  and  equipment          5  years

Depreciation expense for the years ending May 31, 1998 and 1997 were $1,386 and $788, respectively.

Gains and losses on dispositions of oil and gas properties are recognized only when there is a significant change in the relationship between costs and proved reserves. Gains or losses on dispositions of assets other than oil and gas properties are credited or charged to operations. Expenditures for repairs and minor replacements are charged to expense.

Accounts  payable  and  accrued  liabilities
--------------------------------------------
Accounts payables and accrued expenses are amounts due to vendors and consultants. This balance includes amounts about which the company disputes the liability. In particular, a former attorney for the company has claimed a liability which the company believes is not due. Although this is in dispute, that liability has been included in these financial statements.

Income  taxes
-------------
The Company accounts for income taxes pursuant to the asset and liability method of computing deferred income taxes. Deferred tax assets and liabilities are established for the temporary differences between the financial reporting bases and the tax bases of the

                                       F10

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (continued)

Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. When necessary, valuation allowances are established to reduce deferred tax assets to the amount expected to be realized.

Significant  Accounting  Adjustments
------------------------------------
The full cost pool was written down by $55,785 in 1997 and $41,388 in 1998 for domestic properties. The write-downs primarily reflect a decrease in the valuation of proved reserves. The costs associated with Colombia, Paraguay, and Yemen have been expensed as explained in Note 2. Future write-downs of the full cost pool may be required if declining prices and other unfavorable industry trends continue, production is not replaced by reserve additions and further impairments of unevaluated properties or downward revisions to proved reserves are required.

Earnings  Per  Share
--------------------
Earnings per share are computed by dividing earnings (loss) by the weighted average number of common shares outstanding adjusted for conversion of common stock equivalents, where applicable outstanding during the period. The calculation of diluted earnings per common share additionally assumes the conversion of the cumulative convertible preferred stock.

Use  of  Estimates
------------------
Management uses estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates.


NOTE  2  -  ACQUISITIONS  AND  RESTATEMENT  OF  1997

On February 27, 1997, the Company entered into an agreement with Geopozos, S.A. ("Geopozos") pursuant to which it agreed to issue shares of its common stock to Geopozos (the "Geopozos Agreement"), subject to approval by the Company's board of directors and to be implemented on May 20, 1997. As part of the Geopozos Agreement the company agreed to issue to Geopozos two million (2,000,000) shares of its common stock and a contingency agreement for $600,000. In 1997, this was recorded as a note payable, because the best available information at the time indicated that a note payable was to be issued. Information obtained during 1998 clarified the status of this obligation. The 1997 financial statement have been restated to correct this error and the asset value has been reduced accordingly. In connection with the acquisition of those assets, on March 14, 1997, the Company was directed by ROGI International S.A., (a party to the Geopozos Agreement and an unrelated company incorporated under the laws of Panama), to issue the aforementioned two million (2,000,000) shares of its common stock to two

                                       F11

NOTE  2  -  ACQUISITIONS  AND  RESTATEMENT  OF  1997  (continued)

entities and four million (4,000,000) shares of its common stock to seven foreign corporations and one individual in exchange for the assets being acquired. The assets which were transferred to the Company in exchange for the contingency agreement of $600,000 and the issuance of shares consisted of 100% of the interest in the Chimichaqua Association Contract in Colombia. The
Company received a copy of a letter from Ecopetrol which authorized the assignment of the Association Contract from Geopozos to the Company effective June 29, 1998. The terms of all of the transactions relating to the properties in Colombia were based on negotiations by the Company, and the Company believes the terms to be fair and reasonable, but they were not based on independent appraisals.

The shares issued in connection with this acquisition were authorized but unissued shares of the company. To date, the Company has not been informed of the relationship or affiliation, if any, among the entities to whom these shares were issued.

At May 31, 1997 (as restated) the property acquired contained proven non-producing gas reserves, as described in Note 9, "Supplemental Oil and Gas Disclosures", which has been recorded at a cost basis of $3,000,000 is adjusted as explained above, and issued 6,000,000 common shares valued at $0.50 per share. On March 5, 1997 the parties to this acquisition executed a joint operating agreement which requires Geopozos to operate the property for an initial period of twelve months.

Pursuant to the purchase agreement, Geopozos may nominate one individual to serve on the Board of Directors and will receive a 2% overriding royalty in all hydrocarbons produced from the properties. At May 31, 1998, the Company was in process of determining a development plan for the acquired property.

The Company has received a report from a petroleum engineer which indicated that the information provided to him by the Company with respect to the properties in Colombia indicates that there are 22.150 billion cubic feet of gas which would be classified as proved reserves, however, this property is considered undeveloped acreage because the Company has not conducted any drilling activity on the property.

Realization of the value of reserves is contingent upon the Company obtaining financing sufficient to fund the development costs. As of August 28, 1998, the Company has not obtained financing for this project.

On July 16, 1997, the Company acquired certain rights with respect to oil and gas properties in Yemen and Paraguay. These rights were acquired from Adair Oil International Canada, Inc. ("AOI") and consist of 5% of the net profits, if any related to certain underlying contracts of AOI in Yemen and Paraguay. The Paraguay contracts were foreign contracts with Guarani Petroleum Exporation, SA. The Yemen Contracts are with the sovereign governments of the Republic of Yemen. However, the underlying

                                       F12

NOTE  2  -  ACQUISITIONS  AND  RESTATEMENT  OF  1997  (continued)

contracts of AOI in Paraguay have expired because the Company was unable to obtain financing to fulfill the terms of the Paraguay contracts.

In connection with the Paraguay Contracts of AOI (the "Paraguay Contracts"), AOI may seek to negotiate a renewal of the Paraguay Contracts if AOI can form joint ventures, farmouts, or other arrangements with an oil and gas industry participant. If AOI does not obtain a renewal of the Paraguay Contracts or does not find an industry partner, then AOI intends to sell its Paraguay geological and geophysical data. In any case, the Company will be entitled to 5% of the profits, if any, from the Paraguay Contracts, including profits from the sale of AOI's geological and geophysical data.

The activities required to be fulfilled by AOI in the underlying contracts of AOI in Yemen have remained unfulfilled because of the civil war in Yemen and the Company's lack of financing to conduct drilling operations in Yemen, even if the civil war had never occurred. In connection with the completion of the exploration period, twenty-five percent (25%) of the area covered by each of the Yemen Contracts is then relinquished back to the Yemen government, except any area which has been converted into a development area. If AOI determines that sufficient quantities of oil exist to warrant development of an area it must apply to the Ministry of Oil and Natural Resources of Yemen for designation of that area for development. The Ministry is to grant such designation if the holder is in compliance with the terms of its contract. AOI has received a report from an independent petroleum engineer which indicates that from the information which was made available to the engineer, the proved or probable reserves could not be quantified and the project should be considered as strictly exploratory. AOI has not conducted any geological or geophysical data gathering in connection with Yemen properties. All costs connected to Yemen and Paraguay have been expensed.


NOTE  3  -  CONTINGENCY  AGREEMENT

The Company issued a $600,000 contingency agreement to Geopozos in connection with the acquisition of the Colombia properties described in Note 2. The agreement bears no interest and is due and payable in full from first funds raised for the Chimichaqua Association Development Project, if Ecopetrol (the Colombia National Oil Company) grants commercialization on the first well in the project. The Company may be able to recover a like amount form recovered expenses paid by Ecopetrol. At May 31, 1997 the contingent liability was classified as a liability because the available information indicated a note payable would be prepared. The company has now determined that this is a contingency obligation and the 1997 financial statements have been restated accordingly.

                                       F13

NOTE  3  -  NOTES  PAYABLE  AND  LONG-TERM  DEBT  (continued)

In October 1986, the Company renewed, rearranged and extended a revolving credit agreement and related promissory note dated July 1, 1985 in the original principal sum of $900,000. The note was payable on or before December 31, 1991. As no demand for full payment of outstanding principal and interest was make prior to the maturity date, monthly installments of principal and interest of $19,631 were due and payable commencing January 1, 1987 through maturity. The note was collateralized by a mortgage, deed of trust and assignment of production on the majority of the Company's oil and gas properties. The majority of revenues from the company's oil and gas production were received directly by the lender. In January 1988, the lending bank was placed into receivership and the note began to be administered by the Federal Deposit Insurance Corporation
(FDIC). In May 1989, the FDIC sold the note to a third party individual. There were no revisions or modifications to the original note agreement after the FDIC or the third party individual assumed administration of the note. The majority of revenue from the Company's oil and gas production were forwarded to the new third party and subsequently, placed in suspense. (Preferred stock dividends, note payments, and payments of operating and general and administrative expenses of the Company were administered by the new third party.)

On March 21, 1997 in a Houston District Court, the Company received a declaratory judgment ruling that the holder was barred from collection by the statute of limitations which canceled the note. Production revenues which had been held in suspense since 1989, aggregating $252,476 were released and deposited by the company in May 1997. The promissory note was removed from the balance sheet and forgiveness of debt income of $722,530 was included in the results of operations during the year ended May 31, 1997.


NOTE  4  -  REDEEMABLE  CUMULATIVE  CONVERTIBLE  PREFERRED  STOCK

During the fiscal year 1986 the shareholders of the Company authorized 5,000,000 shares of redeemable cumulative convertible preferred stock (preferred stock) for $100 per share. The preferred stock is non-voting and was convertible to
166.67 shares of common stock for each share of preferred stock at any time at the shareholders' option within five years from the date of issuance.

The preferred stock was to accrue dividends at the rate of 12% per annum to be funded by a sinking fund account at a bank, to the extent, and only to the extent, that revenues from certain oil and gas properties being deposited with the bank exceeded operation

                                       F14

NOTE  4  -  REDEEMABLE  CUMULATIVE  CONVERTIBLE  PREFERRED  STOCK  (continued)

expenses and agreed bank debt repayment. Dividends were accumulated and the first quarterly dividend payment was made on January 5, 1987. Thereafter, the amount initially paid for the preferred shares were scheduled for repayment of $100 per share plus accrued dividends in twenty equal quarterly installments beginning April 5, 1987. The Company was unable to make any of the scheduled principal and interest payments on its preferred stock.

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

Prior to May 31, 1997 all preferred shares were converted to common stock, except for 600 shares held by three shareholders. Legal counsel for the Company determined that, pursuant to the preferred stock agreement, the preferred shareholders who failed to convert no longer retained their redemption rights because under the statute of limitations on such circumstances, the Company may convert all remaining preferred shares to common stock at the rate of 166.67 shares of common, subject to adjustment for a 30:1 reverse stock split and the stock dividend on May 12, 1997 described in Note 10. In August 1997, the Company issued approximately 6,666 common shares in redemption of the remaining preferred stock outstanding at May 31, 1997. Such shares are considered common stock equivalents in computing fully diluted earnings per share.


NOTE  5  -  INCOME  TAXES

The company adopted Statement on Financial Accounting Standards Opinion No. 109, "Accounting for Income Taxes" effective June 1, 1994. The effect of this change did not have significant impact on the Company's financial statements.

The difference between the approximate effective rates presented for federal income taxes and the amounts which would be determined by applying the statutory federal rates for fiscal 1998 and fiscal 1997, to earnings before provision for federal income taxes are presented below:

                                       F15

                                             Years  ended  May  31,
                                      --------------------------------------
                                            1998                 1997
                                      -----------------  -------------------
                                                 % of                 % of
                                                Pretax               Pretax
                                       Amount   Income     Amount    Income
                                      --------  -------  ----------  -------
Federal income tax at statutory rate  $     0       34%  $ 233,758       34%
Benefit from net operating loss            (0)      34%   (233,758)      34%
                                      --------  -------  ----------  -------
Income tax expense                    $     0        0%  $       0        0%
                                      ========  =======  ==========  =======

The  sources  of  deferred  income  taxes  are  as  follows:

                                              Years  ended  May  31,
                                               --------------------
                                                1998       1997
                                               ------  ------------
Difference between book and tax
depreciation, depletion and amortization, oil
and gas properties                             $   0   $       (19)
Effect of net operating losses                     0     4,356,433
Effect of write-down of full cost pool             0      (154,400)
Valuation allowance for ownership changes         (0)   (4,202,006)
                                               ------  ------------
                                               $   0   $         0
                                               ======  ============

Deferred taxes result primarily from the write-down of the domestic full cost pool for book purposes which was not deductible for tax purposes. At May 31, a valuation allowance was established to reduce the deferred tax asset resulting from the benefit of net operating loss carryforwards. Such allowance was established because Section 382 of the Internal Revenue Code limits the use of operating loss carry forwards and other tax attributes in the event of a greater than 50% change in ownership as described in Notes 2 and 11. Because of the ownership changes explained in Notes 2, all net operating loss carryforwards at May 31, 1997, no longer exist. Losses for 1998 may be carried forward until 2013 and effect future income. Because of the uncertainty of realization of those losses, they have been fully reserved.


NOTE  6  -  RELATED  PARTY  TRANSACTIONS

During the year ended May 31, 1997, the Company incurred approximately $7,692 in legal costs paid to a Director. The amount owed at May 31, 1997 was $50,830.

As described in Note 2, the Company has not been informed of the relationship or affiliation, if any, of the entities who obtained stock in connection with the Colombian acquisition.

                                       F16

NOTE  6  -  RELATED  PARTY  TRANSACTIONS  (continued)

Shareholders of the Company also have interest in other companies with which the Company has dealings. See Note 2.


NOTE  7  -  COMMITMENTS  AND  CONTINGENCIES

Environmental  Contingencies
----------------------------
The oil and gas industry is subject to substantial regulation with respect to the discharge of materials into the environment or otherwise relating to the protection of the oil and gas are regulated by various governmental agencies with respect to the storage and transportation of the hydrocarbons, the use of facilities for processing, recovering and treating the hydrocarbons and the clean up of the sites of the wells. Many of these activities require governmental approvals before they can be undertaken. The costs associated with compliance with the applicable laws and regulations have increased the cost associated with the planning, designing, drilling, installing, operating and plugging or abandoning of wells. To the extent that the company owns an interest in a well it may be responsible for costs of environmental regulation compliance even well after the plugging or abandonment of that well.

Legal  Proceedings
------------------
The Company was named as a defendant in the matter of Mark Singleton v. Adair International Oil and Gas, Inc., 98-2672, 215th Judicial District Court, Harris County, Texas. The plaintiff is seeking rescission for the purchase of 195,000 shares of common stock of the Company. This litigation is presently in the early stages of discovery. The Company intends to defend itself in this matter.

The Company was named as a defendant in the matter of Santa Fe Natural Resources, Inc. v. Adair International Oil and Gas, Inc., CV-42, 061, 142nd Judicial District Court, Midland County, Texas. The plaintiff is claiming that the Company breached a contract in connection with a bid on an oil and gas prospect in Eddy County, New Mexico. The plaintiff is also claiming an amount due from the Company in connection with services rendered for an oil and gas prospect known as the Saunders prospect in New Mexico. This litigation is presently in the early stages of discovery. The Company intends to defend itself vigorously in this matter. In addition, the nature of the Company's operations exposes it to numerous potential legal risks.

Failure  to  file  reports  under  the  Exchange  Act
-----------------------------------------------------
The Company had filed a registration statement with the Commission under the Securities Act of 1933 in November, 1981, and therefore became subject to the requirement that it file reports thereafter under the Securities Exchange Act of 1934 (the "Exchange Act"). The Company filed reports under the Exchange Act, including annual

                                       F17

NOTE  7  -  COMMITMENTS  AND  CONTINGENCIES  (continued)

reports on Form 10-K, during a portion of the 1980's. However, the Company experienced financial difficulties during the mid-1980's due to a downturn in the market for oil and gas and by the late 1980's had become essentially a dormant company. It continued to hold interests in oil and gas wells but was generating very little revenue. Consequently, by 1989 the Company could no longer afford the costs associated with audited financial statements. The
Company filed its Form 10-K under the Exchange Act in 1989 without including audited financial statements and continued to make 10-K filings under the Exchange Act without audited financial statements, until the filing of a Form 10-KSB for the fiscal year ended May 31, 1997. During the period that the Company failed to file audited financial statements, it may also have failed to comply with other formalities required by the Exchange Act with respect to other required reports and proxy statements.

Lease  Commitments
------------------
On August 7, 1997, the Company executed a sublease agreement for office space which began August 11, 1997. Lease payments are $4,300 per month. This sublease expires July 15, 1998. The Company also leases a corporate apartment for $1,165 per month which was executed on September 15, 1997. This lease expired March 30, 1998.

The Company leased furniture for $406 per month. This lease expired February 5, 1998. The Company also leases office furniture for $665 per month. This lease expires August 26, 2000.

On June 27, 1997, the Company executed an equipment lease agreement for a copier. Lease payments are $100 per month. This lease expires June 27, 2002. The Company leased a color copier for $637 per month beginning May 19, 1998. This lease expires May 19, 2003.

The Company leases a 1997 Mercedes for $1,340 per month. This lease expires July 31, 2002.

As  of  May  31,  1998,  future  minimum  lease  payments  are  as  follows:

                              1999        $ 32,904
                              2000          26,919
                              2001          24,924
                              2002          24,924
                              2003           9,787
                              Thereafter         0
                                          --------

                              Total       $119,458
                                          ========

                                       F18

NOTE  7  -  COMMITMENTS  AND  CONTINGENCIES  (continued)

Rent expense for the years ended May 31, 1998 and 1997 was $76,277 and $6,897, respectively.


NOTE  8  -  CONCENTRATIONS

Concentrations  of  Credit  Risk Arising from Cash Deposits in Excess of Insured
--------------------------------------------------------------------------------
Limits
------
The Company maintains a cash balance at a financial institution. The Federal Deposit Insurance Corporation (FDIC) insured up to $100,000 per company. At May 31, 1998 and 1997, the Company's cash balance exceeded FDIC coverage by $0 and $50,129, respectively.

Concentrations  of  Major  Customers
------------------------------------
All the Company's revenues are the result of oil and gas working interests operated by third parties.


NOTE  9  -  SUPPLEMENTARY  OIL  AND  GAS  INFORMATION

Costs Incurred and Capitalized Costs in Oil and Gas Producing Activities Costs incurred in oil and gas producing activities are as follows:

May 31, 1998                           United States    Colombia       Total
------------------------------------  ---------------  -----------  ------------
Oil and Gas Properties                $            0   $        0   $         0
Unevaluated oil and gas properties         4,342,245    3,000,000     7,342,245
                                      ---------------  -----------  ------------
    Total capitalized costs           $    4,342,245   $3,000,000   $ 7,342,245
                                      ===============  ===========  ============
Less accumulated depletion and
  depreciation                            (4,193,902)          (0)   (4,193,902)
    Capitalized costs, net            $      148,343   $3,000,000   $ 3,148,343
                                      ===============  ===========  ============
OTHER PROPERTY AND EQUIPMENT
Plant and equipment                   $        7,399   $        0   $     7,399
                                      ---------------  -----------  ------------
    Total                             $        7,399   $        0   $     7,399
                                      ===============  ===========  ============
Less accumulated depreciation                 (2,174)           0        (2,174)
                                      ---------------  -----------  ------------
  Net                                          5,225            0         5,225
                                      ---------------  -----------  ------------
    Total net property and equipment  $      153,568   $3,000,000   $ 3,153,568
                                      ===============  ===========  ============

                                       F19

NOTE  9  -  SUPPLEMENTARY  OIL  AND  GAS  INFORMATION  (continued)

May 31, 1997                                  United States    Colombia       Total
-------------------------------------------  ---------------  -----------  ------------
Oil and Gas Properties                       $            0   $        0   $         0
Unevaluated oil and gas properties                4,258,674    3,000,000     7,258,674
                                             ---------------  -----------  ------------
  Total capitalized costs                         4,258,674    3,000,000     7,258,674
Less accumulated depletion and depreciation
                                                 (4,118,979)           0    (4,118,979)
                                             ---------------  -----------  ------------
  Capitalized costs, net                     $      139,695   $3,000,000   $ 3,139,695
                                             ===============  ===========  ============
OTHER PROPERTY AND EQUIPMENT
Plant and equipment                          $        4,210   $        0   $     4,210
                                             ---------------  -----------  ------------
  Total                                               4,210            0         4,210
Less accumulated depreciation                          (788)          (0)         (788)
                                             ---------------  -----------  ------------
Net                                          $        3,422   $        0   $     3,422
                                             ---------------  -----------  ------------
  Total net property and equipment           $      143,117   $3,000,000   $ 3,143,177
                                             ===============  ===========  ============

Costs incurred in oil and gas property acquisition, exploration, and development activities are as follows:

                                  United States   Colombia   Total
                                  --------------  ---------  ------
1998 Exploration                  $            0  $       0  $    0
Development                                    0          0       0
Acquisition of proved properties               0          0       0
                                  --------------  ---------  ------
  Total cost incurred             $            0  $       0  $    0
                                  ==============  =========  ======

                                  United States    Colombia     Total
                                  --------------  ----------  ----------
1997 Exploration                  $            0  $        0  $        0
Development                                    0           0           0
Acquisition of proved properties               0   3,600,000   3,600,000
                                  --------------  ----------  ----------
  Total cost incurred             $            0  $3,600,000  $3,600,000
                                  ==============  ==========  ==========

Oil and gas depletion expense in 1998 and 1997 was $4,050,048 and $33,534, respectively.

                                       F20

NOTE  9  -  SUPPLEMENTARY  OIL  AND  GAS  INFORMATION  (continued)

Presented below is a summary of proved reserves of the Company's oil and gas properties:

                                            Year ended May 31, 1998
                                       ----------------------------------
                                       United States   Colombia   Total
                                       --------------  --------  --------
OIL (BARRELS)
Proved reserves:
  Beginning of year                              778            0           778
                                       --------------  ----------  -------------
  Acquisition, exploration and
    development of minerals in place               0            0             0
  Revisions of previous estimates                668            0           668
  Production                                     (95)           0           (95)
  Sales of minerals in place                       0            0             0
                                       --------------  ----------  -------------
  End of year                                  1,351            0         1,351
                                       ==============  ==========  =============
GAS (THOUSANDS OF CUBIC FEET)
Proved reserves:
  Beginning of year                          124,803   22,150,000    22,274,803
                                       --------------  ----------  -------------
  Acquisition, exploration and
  Development of minerals in place                 0            0             0
  Revisions of previous estimates             56,287            0        56,287
  Production                                 (64,988)           0       (64,988)
  Sales of mineral in place                        0            0             0
                                       --------------  ----------  -------------
  End of year                                116,102   22,150,000    22,266,102
                                       ==============  ==========  =============

                                               Year ended May 31, 1997
                                       ---------------------------------------
                                       United States    Colombia      Total
                                       --------------  ----------  -----------
OIL (BARRELS)
Proved reserves:
  Beginning of year                              989            0         989
                                       --------------  ----------  -----------
  Acquisition, exploration and
    development of minerals in place               0            0           0
  Revisions of previous estimates                  0            0           0
  Production                                    (211)           0        (211)
  Sales of minerals in place                       0            0           0
                                       --------------  ----------  -----------
  End of year                                    778            0         778
                                       ==============  ==========  ===========
GAS (THOUSANDS OF CUBIC FEET)
Proved reserves:
  Beginning of year                          161,960            0     161,960
                                       --------------  ----------  -----------
  Acquisition, exploration and
  Development of minerals in place                 0   22,150,000  22,150,000
  Revisions of previous estimates                  0            0           0
  Production                                 (37,157)           0     (37,157)
  Sales of mineral in place                        0            0           0
                                       --------------  ----------  -----------
  End of year                                124,803   22,150,000  22,274,803
                                       ==============  ==========  ===========

                                       F21

NOTE  9  -  SUPPLEMENTARY  OIL  AND  GAS  INFORMATION  (continued)

STANDARD MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS AND CHANGES THEREIN RELATING TO PROVED OIL AND GAS RESERVES

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

                                                    1998
                                    -------------------------------------
                                   United States  Colombia      Total
                                    ---------  ------------  ------------
                                              (In Dollars)
Future cash inflows                 $250,138   $27,647,500   $27,897,638
Future production costs              (90,052)   (7,865,130)   (7,955,182)
Future development costs                   0    (7,400,000)   (7,400,000)
Future income tax expenses           (17,943)   (4,210,006)   (4,227,949)
                                    ---------  ------------  ------------
Future net cash flows                142,143     8,172,364     8,314,507
10 percent annual discount for
  estimated timing of cash flows     (25,717)   (4,429,421)   (4,455,138)
                                    ---------  ------------  ------------
Standardized measure of discounted
  Future net cash flows             $116,426   $ 3,742,943   $ 3,859,369
                                    =========  ============  ============

                                                    1997
                                    --------------------------------------
                                  United States   Colombia       Total
                                    ----------  ------------  ------------
                                              (In Dollars)
Future cash inflows                 $ 365,056   $27,647,500   $28,012,556
Future production costs              (105,834)   (7,865,130)   (7,970,964)
Future development costs                    0    (7,400,000)   (7,400,000)
Future income tax expenses            (38,883)   (4,210,006)   (4,248,889)
                                    ----------  ------------  ------------
Future net cash flows                 220,339     8,172,364     8,392,703
10 percent annual discount for
  estimated timing of cash flows      (80,644)   (4,429,421)   (4,510,065)
                                    ----------  ------------  ------------
Standardized measure of discounted
  Future net cash flows             $ 139,695   $ 3,742,943   $ 3,882,628
                                    ==========  ============  ============

                                       F22

NOTE  9  -  SUPPLEMENTARY  OIL  AND  GAS  INFORMATION  (continued)

The following are the principal sources of changes in the standardized measure of discounted Future net cash flows during 1998 and 1997.

                                                        1998
                                          -------------------------------------
                                        United States  Colombia       Total
                                          ---------  ------------  ------------
                                                     (In Dollars)
Balance at beginning of year              $139,695   $ 6,796,500   $ 6,936,195
Acquisitions, discoveries and extension          0             0             0
Sales and transfers of oil and gas
  produced, net of production costs        (13,736)            0       (13,736)
Changes in estimated future
  development costs                              0             0             0
Net changes in prices, net of production
  costs                                          0             0             0
Sales of reserves in place                       0             0             0
Development costs incurred during the
  period                                         0             0             0
Changes in production rates and other            0             0             0
Revisions of previous quantity estimates   111,824             0       111,824
Accretion of discount                            0             0             0
Net change in income taxes                 (21,357)   (3,053,557)   (3,074,914)
                                          ---------  ------------  ------------
Balance at end of year                    $116,426   $ 3,742,943   $ 3,859,369
                                          =========  ============  ============

                                                        1997
                                          -------------------------------------
                                        United States  Colombia       Total
                                          ---------  ------------  ------------
                                                     (In Dollars)
Balance at beginning of year              $220,661             0   $   220,661
Acquisitions, discoveries and extension          0     6,796,500     6,796,500
Sales and transfers of oil and gas
  produced, net of production costs        (56,278)            0       (56,278)
Changes in estimated future
  development costs                              0             0             0
Net changes in prices, net of production
  costs                                          0             0             0
Sales of reserves in place                       0             0             0
Development costs incurred during the
  period                                         0             0             0
Changes in production rates and other            0             0             0
Revisions of previous quantity estimates         0             0             0
Accretion of discount                            0             0             0
Net change in income taxes                 (24,688)   (3,053,557)   (3,078,245)
                                          ---------  ------------  ------------
Balance at end of year                    $139,695   $ 3,742,943   $ 3,882,638
                                          =========  ============  ============

                                       F23

NOTE  10  -  STOCK  DIVIDEND

In May 1997, the Board of Directors approved a stock dividend on the basis of a one share dividend for each share owned for all shareholders of record at May
12,  1997.  In  connection  with  this  dividend  2,000,000  shares were issued.


NOTE  11  -  SUBSEQUENT  EVENTS

The Company is engaged in ongoing efforts to acquire directly or indirectly other domestic oil and gas interests.

                                       F24

                               INDEX TO EXHIBITS

EXHIBIT     SEQUENTIAL
NUMBER      DESCRIPTION
-------     --------------------------------------------------------------------
3.1      *  A copy of the Company's articles of incorporation, as amended
3.2      *  A copy of the Company's by laws, as amended
4.1      *  Articles V and VI of the Company's Articles of Incorporation
            pertain to certain rights of the holders of the Company's common stock and are included with Exhibit 3.1
4.2      *  Provisions of the Company's by laws which pertain to certain rights of the holders of the Company's common stock are included with
            Exhibit 3.2
21.1    **  Subsidiaries
27.1    **  Financial Data Schedule
* Incorporated by reference to the Company's annual report on Form 10-KSB for the fiscal year ended May 31, 1997.
**     Filed  herewith