Form 10QSB
period 1998-08-31
ADAIR INTERNATIONAL OIL & GAS INC
filed 1999-07-06
CIK 355300

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

[X]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR 15(d) OF THE SECURITIES
EXCHANGE  ACT  OF  1934;  For  the  Quarterly  Period  Ended:  August  31,  1998

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

                       APPLICABLE ONLY TO CORPORATE ISSUERS

   State the number of shares outstanding of each of the issuer's classes of Common equity, as of the latest practicable date:

     Transitional Small Business Disclosure Format (check one);  Yes [ ]  No [x]

Item 1.      FINANCIAL STATEMENTS

PART 1 - FINANCIAL INFORMATION

                               Adair International Oil & Gas, Inc.
                                   Condensed Balance Sheets
                               As of August 31, 1998, and 1997

                                                              August 31, 1998    August 31, 1997
                                                                (Unaudited)        (Unaudited)
                                                             -----------------  -----------------
Current Assets
Cash                                                         $              0   $      22,316.00
Accounts receivable                                                     3,075              9,796
Notes receivable                                                      188,500                  0
                                                             -----------------  -----------------
Total Current Assets                                                  191,575             32,112
                                                             -----------------  -----------------

Property and Equipment
Unproved oil and gas properties                                        55,202                  -
Oil and gas properties and equipment                                7,287,043          7,268,223
Office and other property and equipment                                 7,399              6,706
                                                             -----------------  -----------------
                                                                    7,349,644          7,274,929
Less: accumulated depletion, depreciation and amortization         (4,215,153)        (4,128,453)
                                                             -----------------  -----------------
Total Property and Equipment)                                       3,134,491          3,146,476
                                                             -----------------  -----------------

Other Assets                                                              375                375
                                                             -----------------  -----------------

Total Assets                                                 $      3,326,441   $      3,178,963
                                                             =================  =================


Current Liabilities
Bank overdrafts                                              $         20,868   $              0
Accounts payable                                                      131,768             55,915
Accrued liabilities                                                   100,198             47,073
                                                             -----------------  -----------------
Total Current Liabilities                                             252,834            102,988
                                                             -----------------  -----------------


Preferred stock                                                             0             60,000

Commitments and Contingencies                                               0                  0

Common Stockholder's Equity
Common stock, no par value                                         11,239,605          9,363,728
Retained deficit                                                   (8,165,998)        (6,347,753)
                                                             -----------------  -----------------
Total Common Stockholder's Equity)                                  3,073,607          3,015,975
                                                             -----------------  -----------------

Total Liabilities and Stockholder's Equity                   $      3,326,441   $      3,178,963
                                                             =================  =================

    The accompanying notes are an integral part of these financial statements

                               Adair International Oil & Gas, Inc.
                               Condensed Statements of Operations
                          For the Quarters Ended August 31, 1998, and 1997

                                                   August, 1998    August, 1997
                                                   (Unaudited)     (Unaudited)
Sales Revenue
Oil and gas sales                                 $      16,348   $      13,988
                                                  --------------  --------------

Costs and Expenses
Lease operating expense                                   4,900           7,885
Depreciation, depletion and amortization                 19,078         312,098
General and administrative                              383,028         234,810

                                                  --------------  --------------
Total costs and expenses                                407,006         554,793
                                                  --------------  --------------


Operating loss before income taxes                     (390,658)       (540,805)
Federal income tax expense                                    0               0
                                                  --------------  --------------

Net loss applicable to common stock                   ($390,658)       (540,805)
                                                  ==============  ==============


Net Loss per Common Share
Primary                                                  ($0.01)         ($0.03)
                                                  ==============  ==============

Fully diluted                                            ($0.01)         ($0.03)
                                                  ==============  ==============

    The accompanying notes are an integral part of these financial statements

                               Adair International Oil & Gas, Inc.
                               Condensed Statements of Cash Flow
                         For the Quarters Ended August 31, 1998, and 1997


                                                                              August-98      August-97
                                                                             (Unaudited)    (Unaudited)
                                                                            -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                    $   (390,658)  $   (540,805)

Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation and amortization)                                                    19,077          8,686
Changes in assets and liabilities                                              31,026.00     220,488.00
Stock commission expense                                                       86,022.00              -
Net cash used in operating activities                                        (254,533.00)   (311,631.00)
                                                                            -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of oil and gas property, net                                                  0     (10,732.00)
Purchase of fixed assets                                                               0      (2,496.00)
Net cash used in investing activities)                                                 0     (13,228.00)
                                                                            -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock                                            198,035.00     217,000.00
Net cash provided by financing activities                                     198,035.00     217,000.00
                                                                            -------------  -------------


Net decrease in cash and cash equivalents                                     (56,498.00)   (107,859.00)
Cash and cash equivalents at beginning of year                                 35,630.00     130,175.00
Cash and cash equivalents at end of year                                      (20,868.00)     22,316.00
                                                                            -------------  -------------


SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid                                                               $          0   $          0

Income taxes paid                                                           $          0   $          0


SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Issuance of common stock for foreign acquisitions                           $          0   $    250,000
                                                                            =============  =============

Issuance of common stock as commissions                                     $     86,022   $          0
                                                                            =============  =============

The accompanying notes are an integral part of these financial statements

                                     Adair International Oil & Gas, Inc.
                                      Condensed Statement of Changes in
                                           Stockholders' Equity
                              For the Three Months Ended August 31, 1998, and 1997
                                              (Unaudited)

                                                                                          Common     Paid In     Retained
                                                                              Shares       Stock     Capital     Deficit
                                                                            ----------  -----------  --------  ------------
Balance, May 31, 1997                                                       10,000,000  $ 8,896,728  $      -  $(5,806,948)
Sale of common stock                                                         1,000,000      217,000
Issuance of common stock for merger of
   Adair International and Roberts Oil & Gas                                10,200,000      250,000
Net loss                                                                                                          (540,805)
                                                                            ----------  -----------  --------  ------------

Balance, August 31, 1997                                                    21,200,000  $ 9,363,728  $      -  $(6,347,753)
                                                                            ==========  ===========  ========  ============



Balance, May 31, 1998                                                       27,939,847  $10,955,548  $      -  $(7,775,340)
Sale of common stock                                                         1,210,200      198,035
Issuance of common stock                                                       436,266       86,022
Net loss                                                                                                          (390,658)
                                                                            ----------  -----------  --------  ------------

Balance, August 31, 1998                                                    29,586,313  $11,239,605  $      -  $(8,165,998)
                                                                            ==========  ===========  ========  ============

The accompanying notes are an integral part of these financial statements

                      ADAIR INTERNATIONAL OIL AND GAS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


NOTE  1:  BASIS  OF  PRESENTATION
---------------------------------

     The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for interim periods.

     The results for the three months ended August 31, 1998, are not necessarily indicative of the results to be expected for the full year.


NOTE  2:  LOSS  PER  SHARE
--------------------------

     Loss per share was computed by dividing earnings (loss) by the weighted average number of common shares (28,620,325 for the quarter ended August 31, 1998, and 18,769,710 for the quarter ended August 31, 1997) adjusted for conversion of common stock equivalents, where applicable, during the periods.


NOTE  3:  COMMITMENTS  AND  CONTINGENCIES
-----------------------------------------

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


NOTE  4:  CHANGES  IN  STOCKHOLDERS  EQUITY
-------------------------------------------

     During July and August, 1998, the company issued 436,266 shares valued at $86,022 to ten individuals as compensation for services rendered. Included in these shares are 250,660 shares valued at $50,132 that were issued to three officers and directors of the company.

     During the quarter, 1,210,000 shares were sold in private transactions for $198,035.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                      MANAGEMENTS' DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATIONS

     The following summary of the Company's financial position and results of operation should be read in conjunction with the Condensed Financial Statements, Notes to Condensed Financial Statements and the Company's audited financial statements for the year ended May 31, 1998, included in the 10-KSB.

RESULTS  OF  OPERATIONS  -  1997  VS  1998
------------------------------------------

     The following summarizes oil and gas revenues and operating expenses for the quarter ending August 31, 1998, and 1997.


                                           Quarters ended August 31,
                                           --------------------------

                                               1998        1997
                                            ----------  -----------
          Oil  and  Gas  Sales              $  16,348   $   13,988
          Lease  Operating  Expenses            4,900        7,885
                                            ----------  -----------
               Operating  Income            $  11,448   $    6,103
                                            ==========  ============

     The following reflects the Company's cumulative costs in oil and gas properties:

                                             Quarters ended August 31,
                                           ----------------------------

                                                 1998        1997
                                            -------------  ------------
Oil  and  Gas  Properties  at  Full  Cost:
     Unproved  Oil  and  Gas
          Properties                        $     55,202   $         0
     Proved  Properties  Being  Amortized      7,287,043     7,268,223
     Less  Accumulated  Depletion
          and  Depreciation                   (4,215,153)   (4,128,453)
                                            -------------  ------------
                                            $  3,127,092   $  3,139,770
                                            =============  ============


     The decrease in oil and gas property costs relates to adjustments made during the audit of the May 31, 1998, financial statements.

Oil  and  Gas  Sales  -  The  Company  expects further declines in the Company's
--------------------
domestic production, and the Company intends to focus future plans on exploring and developing foreign reserves. Future revenues from the Company's domestic oil and gas properties at August 31, 1998, is expected to be minimal.

Operating  Expenses   -   Lease  operating  expenses  decreased  from $ 7,885 to
-------------------
$4,900 due to declining domestic production. At August 31, 1998, the Company had no foreign production.

General  and  administrative  expenses   -   General and administrative expenses
--------------------------------------
increased to $ 383,028 during the quarter ended August 31, 1998, versus $ 234,810 the same period of last year. The increase is attributable to approximately $ 38,000 of non-recurring accounting fees associated with the May, 1998, audited financial statements, $ 19,000 of commissions attributable ongoing business development, $ 10,000 of insurance expense, and $ 86,022 of non-recurring commission expenses.

     The net loss for the quarter ended August 31, 1998, was ($390,658) or $ (0.01) per share on revenues of $ 16,348 versus a net loss of $ (540,805) or $ (0.03) per share on revenues of $ 13,988 for the quarter ended August 31, 1997.

     LIQUIDITY  AND  CAPITAL  RESOURCES
     ----------------------------------

     Cash used by operations during the quarter ended August 31, 1998, was $ 254,533 and oil and gas revenues were not adequate to cover expenses which included certain non-recurring legal fees and professional costs described above. Therefore, the company sold additional common shares to raise working capital. In the future, cash provided from the oil and gas properties at August 31, 1998, will not be adequate to cover projected operating and overhead expenses. Therefore the Company is concentrating its efforts on raising additional capital from debt and/or equity placements and from bank lines of credit. Financing for foreign oil and gas exploration is dependent on obtaining joint venture partners through farm-out arrangements. The Company is attempting to increase domestic oil and gas production through the acquisition of proved producing oil and gas properties. Given the present economic conditions in the industry, no assurances can be made that the Company will be successful in its efforts.

     Except for historical information contained herein, the statements in this filing are forward-looking. Forward-looking statements involve known and unknown risks and uncertainties which may cause the Company's actual results in future periods to differ from those forecasted. Such risks and uncertainties include, among other things, volatility of oil prices, product demand, market competition, risks inherent in the Company's international operations, imprecision of reserve estimates, the availability of additional oil and gas assets for acquisition on commercially reasonable terms, and the Company's ability to replace and exploit its existing oil and gas reserves.

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


                         ADAIR  INTERNATIONAL  OIL  AND  GAS,  INC.

                         By /s/  John  W.  Adair
                            ----------------------
                            John W. Adair, Chairman and Director


Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated:


Signature                        Title                Date
----------------------  ------------------------  ------------

   /s/ John W. Adair    Chairman of the Board,    July 6, 1999
----------------------
      John W. Adair     Chief Executive Officer,
                        and Director

   /s/ Earl K. Roberts  President and Director    July 6, 1999
----------------------
      Earl K. Roberts

   /s/ Jalal Alghani    Chief Financial Officer   July 6, 1999
----------------------
      Jalal Alghani     and Director