Form 10QSB
period 1998-11-30
ADAIR INTERNATIONAL OIL & GAS INC
filed 1999-07-06
CIK 355300

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

[X]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR 15(d) OF THE SECURITIES
EXCHANGE  ACT  OF  1934;  For  the  Quarterly  Period  Ended:  November 30, 1998

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

Item 1.      FINANCIAL STATEMENTS

                                    PART 1 - FINANCIAL INFORMATION

                                 Adair International Oil & Gas, Inc.
                                       Condensed Balance Sheets
                                  As of November 30, 1998, and 1997


                                                              November 30, 1998    November 30, 1997
                                                                 (Unaudited)          (Unaudited)
                                                             -------------------  -------------------
Current Assets
Cash                                                         $                0   $           28,763
Accounts receivable                                                       3,776                8,996
Notes receivable                                                        188,500                    -
                                                             -------------------  -------------------
Total Current Assets                                                    192,276               37,759
                                                             -------------------  -------------------

Property and Equipment
Unproved oil and gas properties                                          55,202                    0
Oil and gas properties and equipment                                  7,287,043            7,276,662
Office and other property and equipment                                   7,399                7,399
                                                             -------------------  -------------------
                                                                      7,349,644            7,284,061
Less: accumulated depletion, depreciation and amortization           (4,234,230)          (4,137,419)
                                                             -------------------  -------------------
Total Property and Equipment                                          3,115,414            3,146,642
                                                             -------------------  -------------------

Other Assets                                                                375                  375
                                                             -------------------  -------------------

Total Assets                                                 $        3,308,065   $        3,184,776
                                                             ===================  ===================


Current Liabilities
Bank overdrafts                                              $           26,495   $                0
Accounts payable                                                        142,867               58,205
Accrued liabilities                                                     137,037               45,967
                                                             -------------------  -------------------
Total Current Liabilities                                               306,399              104,172
                                                             -------------------  -------------------


Preferred stock                                                               0                    0

Commitments and Contingencies                                                 0                    0

Common Stockholder's Equity
Common stock, no par value                                           11,666,649            9,990,916
Retained deficit                                                     (8,664,983)          (6,910,312)
                                                             -------------------  -------------------
Total Common Stockholder's Equity)                                    3,001,666            3,080,604
                                                             -------------------  -------------------

Total Liabilities and Stockholder's Equity                   $        3,308,065   $        3,184,776
                                                             ===================  ===================


    The accompanying notes are an integral part of these financial statements

                                   Adair International Oil & Gas, Inc.
                                   Condensed Statements of Operations
                     For the Three and Six Months Ending November 30, 1998, and 1997


                         Three Months         Three Months          Six Months           Six Months
                            Ending               Ending               Ending               Ending
                       November 30, 1998    November 30, 1997    November 30, 1998    November 30, 1997
                          (Unaudited)          (Unaudited)          (Unaudited)          (Unaudited)
                      -------------------  -------------------  -------------------  -------------------

Revenue
Oil and gas sales     $            7,873   $           27,773   $           24,221   $           41,761
                      -------------------  -------------------  -------------------  -------------------
Total Income                       7,873               27,773               24,221               41,761
                      -------------------  -------------------  -------------------  -------------------


Costs and Expenses
Lease Operating
expense                            6,344               11,422               11,244               19,307
Depletion,
depreciation and
amortization                      19,078               76,180               38,156              388,278
General and                      481,436              502,730              864,464              737,540
administrative
Total Costs and
                      -------------------  -------------------  -------------------  -------------------
Expenses                         506,858              590,332              913,864            1,145,125
                      -------------------  -------------------  -------------------  -------------------


Operating loss
before income taxes             (498,985)            (562,559)            (889,643)          (1,103,364)
Provision for income
taxes                                  0                    0                    0                    0
                      -------------------  -------------------  -------------------  -------------------

Net Loss Applicable
to Common Stock                ($498,985)           ($562,559)           ($889,643)         ($1,103,364)
                      ===================  ===================  ===================  ===================


NET LOSS PER
COMMON SHARE
Primary                           ($0.01)              ($0.03)              ($0.03)              ($0.05)
                      ===================  ===================  ===================  ===================

Fully Diluted                     ($0.01)              ($0.03)              ($0.03)              ($0.05)
                      ===================  ===================  ===================  ===================


    The accompanying notes are an integral part of these financial statements

                       Adair International Oil & Gas, Inc.
                        Condensed Statements of Cash Flow
              For the Six Months Ended November 30, 1998, and 1997


                                                     November-98    November-97
                                                     (Unaudited)    (Unaudited)
                                                    -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                               ($889,643)   ($1,103,364)

Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation and amortization)                            38,154         17,652
Changes in assets and liabilities                         78,263        222,472
Stock commission expense                                 408,390        267,188

                                                    -------------  -------------
Net cash used in operating activities                   (364,836)      (596,052)
                                                    -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of oil and gas property, net)                         0        (19,171)
Purchase of fixed assets)                                      0         (3,189)

                                                    -------------  -------------
Net cash used in investing activities                          0        (22,360)
                                                    -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock                       302,711        517,000

Net cash provided by financing activities                302,711        517,000
                                                    -------------  -------------


Net decrease in cash and cash equivalents               ($62,125)     ($101,412)
Cash and cash equivalents at beginning of year)     $     35,630   $    130,175
                                                    -------------  -------------

Cash and cash equivalents at end of year                ($26,495)  $     28,763
                                                    =============  =============


SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid                                       $          0   $          0
                                                    -------------  -------------

Income taxes paid                                   $          0   $          0
                                                    -------------  -------------


SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Issuance of common stock for foreign acquisitions   $          0   $    250,000
                                                    -------------  -------------

Issuance of common stock as commissions             $    408,390   $    267,188
                                                    -------------  -------------


    The accompanying notes are an integral part of these financial statements

                                            Adair International Oil & Gas, Inc.
                                   Condensed Statement of Changes in Stockholders' Equity
                                    For the Six Months Ended November 30, 1998, and 1997
                                                        (Unaudited)


                                                                                          Common     Paid In     Retained
                                                                             Shares        Stock     Capital     Deficit
                                                                           -----------  -----------  --------  ------------
Balance, May 31, 1997                                                      10,000,000   $ 8,896,728  $      -  $(5,806,948)
Sale of common stock                                                        1,000,000       217,000
Issuance of common stock for merger of
   Adair International and Roberts Oil & Gas                               10,200,000       250,000
Net loss                                                                                                          (540,805)
                                                                           -----------  -----------  --------  ------------
Balance, August 31, 1997                                                   21,200,000   $ 9,363,728  $      -  $(6,347,753)
                                                                           ===========  ===========  ========  ============

Sale of common stock                                                          600,000       300,000
Conversion of preferred stock to common                                         6,667        60,000
Issuance of common stock                                                      250,000       267,188
Redemption of common shares                                                  (850,000)
Issuance of restricted common shares                                        1,176,200
Net loss                                                                                                          (562,559)
                                                                           -----------  -----------  --------  ------------
Balance, November 30, 1997                                                 22,382,867   $ 9,990,916  $      -  $(6,910,312)
                                                                           ===========  ===========  ========  ============



Balance, May 31, 1998                                                      27,939,847   $10,955,548  $      -  $(7,775,340)
Sale of common stock                                                        1,210,200       198,035
Issuance of common stock                                                      436,266        86,022
Net loss                                                                                                          (390,658)
                                                                           -----------  -----------  --------  ------------
Balance, August 31, 1998                                                   29,586,313   $11,239,605  $      -  $(8,165,998)
                                                                           ===========  ===========  ========  ============

Sale of common stock                                                        2,390,000       104,676
Issuance of common stock                                                    6,885,412       322,368
Net loss                                                                                                          (498,985)
                                                                           -----------  -----------  --------  ------------
Balance, November 30, 1998                                                 38,861,725   $11,666,649  $      -  $(8,664,983)
                                                                           ===========  ===========  ========  ============

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

     The results for the three months ended November 30, 1998, are not necessarily indicative of the results to be expected for the full year.


NOTE  2:  LOSS  PER  SHARE
--------------------------

     Loss per share was computed by dividing earnings (loss) by the weighted average number of common shares (34,275,685 for the quarter ended November 30, 1998; 21,581,387 for the quarter ended November 30, 1997; 31,432,554 for the six months ended November 30, 1998; and 20,164,515 for the six months ended November 30, 1997) adjusted for conversion of common stock equivalents, where applicable, during the periods.


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

     During the quarter ended August 31, 1998, 1,210,000 shares were sold in private transactions for $198,035.

                      ADAIR INTERNATIONAL OIL AND GAS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


     During the quarter ended November 30, 1998, the company issued 6,885,412 shares valued at $322,368 to seventeen individuals as compensation for services rendered. Included in these shares are 3,015,382 shares that were issued to three officers and directors of the company.

     During the quarter ended November 30, 1998, 2,390,000 shares were sold in private transactions for $104,676.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                      MANAGEMENTS' DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATIONS


     The following summary of the Company's financial position and results of operation should be read in conjunction with the Condensed Financial Statements, Notes to Condensed Financial Statements and the Company's audited financial statements for the year ended May 31, 1998, included in the 10-KSB. Financial results for the quarter ended November 30, 1997, were restated and reclassified in connection with the year end audit.

RESULTS  OF  OPERATIONS  -  1997  VS  1998
------------------------------------------

     The following summarizes oil and gas revenues and operating expenses for the quarter and six months ending November 30, 1998, and 1997.


                                             Six Months                 Quarters
                                          Ended November 30         ended August 31,
                                      --------------------------  --------------------
                                          1998          1997        1998        1997
                                      ------------  ------------  ---------  ----------
Oil and Gas Sales. . . . . . . . . .  $    24,221   $    41,761   $   7,873  $   27,773
Lease Operating Expenses . . . . . .       11,244        19,307       6,344      11,422
                                      ------------  ------------  ---------  ----------
 Operating Income. . . . . . . . . .  $    12,977        22,454   $   1,529  $   16,351
                                      ============  ============  =========  ==========


The following reflects the Company's cumulative costs in oil and gas properties:

                                                          Six  Months  ended  November  30,
                                                          ---------------------------------
                                                                    1998          1997
                                                             ------------  ------------
Oil and Gas Properties at Full Cost:
 Unproved Oil and Gas
   Properties. . . . . . . . . . . .                         $    55,202   $         0
 Proved Properties Being Amortized .                           7,287,043     7,276,662
 Less Accumulated Depletion
   and Depreciation. . . . . . . . .                          (4,234,230)   (4,137,419)
                                                             ------------  ------------
                                                             $ 3,108,015   $ 3,139,243
                                                             ============  ============

     The decrease in oil and gas property costs relates to adjustments made during the audit of the May 31, 1998, financial statements.

OIL  AND  GAS  SALES  -  The  Company  expects further declines in the Company's
--------------------
domestic production, and the Company intends to focus future plans on exploring and developing foreign reserves. Future revenues from the Company's domestic oil and gas properties at November 30, 1998, are expected to be minimal.

OPERATING  EXPENSES   -   Lease  operating  expenses  decreased  from $11,422 to
-------------------
$6,344 due to declining domestic production. Lease operating expenses for the six months ended November 30 decreased from $19,307 to $11,244 due to declining domestic production. At November 30, 1998, the Company had no foreign production.

                      MANAGEMENTS' DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATIONS


GENERAL  AND  ADMINISTRATIVE  EXPENSES   -   General and administrative expenses
--------------------------------------
increased  to  $864,464  during  the  six months ended November 30, 1998, versus
$737,540 for the six months ended November 30, 1997. The increase is attributable to an increase of approximately $159,000 in commission expense related to the issuance of common stock for services rendered. During the three months ended November 30, 1998, general and administrative expenses were $481,436 versus $502,730 for the three months ended November 30, 1997. This decrease is attributable to decreases in entertainment ($20,828) and other expenses.

     The net loss for the quarter ended November 30, 1998, was $(498,985) or $(0.01) per share on revenues of $7,873 versus a net loss of $(562,559) or $(0.03) per share on revenues of $27,773 in the same period of last year.

     The net loss for the six months ended November 30, 1998, was $(889,643) or $ (0.03) per share on revenues of $24,221 versus a net loss of $(1,103,364) or $(0.05) per share on revenues of $41,761 last year.


     LIQUIDITY  AND  CAPITAL  RESOURCES
     ----------------------------------

     Cash used by operations during the six months ended November 30, 1998, was $364,836 and oil and gas revenues were not adequate to cover expenses which included certain professional costs described above. Therefore, the company sold additional common shares to raise working capital. In the future, cash provided from the oil and gas properties at November 30, 1998, will not be adequate to cover projected operating and overhead expenses. Therefore the Company is concentrating its efforts on raising additional capital from debt and/or equity placements and from bank lines of credit. Financing for foreign oil and gas exploration is dependent on obtaining joint venture partners through farm-out arrangements. The Company is attempting to increase domestic oil and gas production through the acquisition of proved producing oil and gas properties. Given the present economic conditions in the industry, no assurances can be made that the Company will be successful in its efforts.

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