Form 10QSB
period 1999-02-28
ADAIR INTERNATIONAL OIL & GAS INC
filed 1999-07-06
CIK 355300

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

[X]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR 15(d) OF THE SECURITIES
EXCHANGE  ACT  OF  1934;  For  the  Quarterly  Period  Ended:  February 28, 1999

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

Item 1.      FINANCIAL STATEMENTS

                             PART 1 - FINANCIAL INFORMATION

                          Adair International Oil & Gas, Inc.
                                Condensed Balance Sheets
                           As of February 28, 1999, and 1998


                                                              28-Feb-99     28-Feb-98
                                                             (Unaudited)   (Unaudited)
                                                             ------------  ------------
Current Assets
Accounts receivable                                          $     3,864   $     7,643
Notes receivable                                                 188,500             -
                                                             ------------  ------------
Total Current Assets                                             192,364         7,643
                                                             ------------  ------------

Property and Equipment
Unproved oil and gas properties                                   55,202             -
Oil and gas properties and equipment                           7,287,043     7,287,043
Office and other property and equipment                            7,399         7,399
                                                             ------------  ------------
                                                               7,349,644     7,294,442
Less: accumulated depletion, depreciation and amortization    (4,253,307)   (4,146,200)
                                                             ------------  ------------
Total Property and Equipment                                   3,096,337     3,148,242
                                                             ------------  ------------

Other Assets                                                         375           375
                                                             ------------  ------------

Total Assets                                                 $ 3,289,076   $ 3,156,260
                                                             ============  ============


Current Liabilities
Bank overdrafts                                              $    37,969   $     5,616
Accounts payable                                                 124,575        71,965
Accrued liabilities                                              157,043        45,654
                                                             ------------  ------------
Total Current Liabilities                                        319,587       123,235
                                                             ------------  ------------


Preferred stock                                                        0             0

Commitments and Contingencies                                          0             0

Common Stockholder's Equity
Common stock, no par value                                    11,810,898    10,204,018
Retained deficit                                              (8,841,409)   (7,170,993)
                                                             ------------  ------------
Total Common Stockholder's Equity)                             2,969,489     3,033,025
                                                             ------------  ------------

Total Liabilities and Stockholder's Equity                   $ 3,289,076   $ 3,156,260
                                                             ============  ============


    The accompanying notes are an integral part of these financial statements

                        Adair International Oil & Gas, Inc.
                        Condensed Statements of Operations
         For the Three and Nine Months Ending February 28, 1999, and 1998


                       Three Months    Three Months    Nine Months    Nine Months
                          Ending          Ending         Ending         Ending
                        28-Feb-99       28-Feb-98       28-Feb-99      28-Feb-98
                       (Unaudited)     (Unaudited)     (Unaudited)    (Unaudited)
                      --------------  --------------  -------------  -------------
Revenue
Oil and gas sales     $       8,788   $      27,150   $     33,009   $     68,911
                      --------------  --------------  -------------  -------------
Total Income                  8,788          27,150         33,009         68,911
                      --------------  --------------  -------------  -------------


Costs and Expenses
Lease Operating
expense                       2,722          16,436         13,966         35,743
Depletion,
depreciation and
amortization                 19,078          32,946         57,234        421,224
General and                 163,414         238,449      1,027,878        975,989
administrative
Total Costs and
                      --------------  --------------  -------------  -------------
Expenses                    185,214         287,831      1,099,078      1,432,956
                      --------------  --------------  -------------  -------------


Operating loss
before income taxes        (176,426)       (260,681)    (1,066,069)    (1,364,045)
Provision for income
taxes                             0               0              0              0
                      --------------  --------------  -------------  -------------

Net Loss Applicable
to Common Stock           ($176,426)      ($260,681)   ($1,066,069)   ($1,364,045)
                      ==============  ==============  =============  =============


NET LOSS PER
COMMON SHARE
Primary               $        0.00          ($0.01)        ($0.03)        ($0.06)
                      ==============  ==============  =============  =============

Fully Diluted         $        0.00          ($0.01)        ($0.03)        ($0.06)
                      ==============  ==============  =============  =============


    The accompanying notes are an integral part of these financial statements

                       Adair International Oil & Gas, Inc.
                        Condensed Statements of Cash Flow
              For the Nine Months Ended February 28, 1999, and 1998


                                                     February-99    February-98
                                                     (Unaudited)    (Unaudited)
                                                    -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                             ($1,066,069)   ($1,364,045)

Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation and amortization)                            57,231         26,433
Changes in assets and liabilities                         79,889        237,272
Stock commission expense                                 490,166        288,263
                                                    -------------  -------------
Net cash used in operating activities                   (438,783)      (812,077)
                                                    -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of oil and gas property, net)                         0        (29,552)
Purchase of fixed assets)                                      0         (3,189)
                                                    -------------  -------------
Net cash used in investing activities)                         0        (32,741)
                                                    -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock)                      365,184        709,027
                                                    -------------  -------------
Net cash provided by financing activities                365,184        709,027
                                                    -------------  -------------


Net decrease in cash and cash equivalents               ($73,599)     ($135,791)
Cash and cash equivalents at beginning of year      $     35,630   $    130,175

Cash and cash equivalents at end of year                ($37,969)       ($5,616)


SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid                                       $          0   $          0
                                                    =============  =============

Income taxes paid                                   $          0   $          0
                                                    =============  =============


SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Issuance of common stock for foreign acquisitions   $          0   $    250,000
                                                    =============  =============

Issuance of common stock as commissions             $    490,166   $    288,263
                                                    =============  =============


    The accompanying notes are an integral part of these financial statements

                              Adair International Oil & Gas, Inc.
                    Condensed Statement of Changes in Stockholders' Equity
                     For the Nine Months Ended February 28, 1999, and 1998
                                          (Unaudited)




                                                             Common     Paid In     Retained
                                                Shares        Stock     Capital     Deficit
                                              -----------  -----------  --------  ------------
Balance, May 31, 1997                         10,000,000   $ 8,896,728  $      -  $(5,806,948)
Sale of common stock                           1,000,000       217,000
Issuance of common stock for merger of
   Adair International and Roberts Oil & Gas  10,200,000       250,000
Net loss                                                                             (540,805)
                                              -----------  -----------  --------  ------------
Balance, August 31, 1997                      21,200,000   $ 9,363,728  $      -  $(6,347,753)
                                              ===========  ===========  ========  ============

Sale of common stock                             600,000       300,000
Conversion of preferred stock to common            6,667        60,000
Issuance of common stock                         250,000       267,188
Redemption of common shares                     (850,000)
Issuance of restricted common shares           1,176,200
Net loss                                                                             (562,559)
                                              -----------  -----------  --------  ------------
Balance, November 30, 1997                    22,382,867   $ 9,990,916  $      -  $(6,910,312)
                                              ===========  ===========  ========  ============

Issuance of common stock                       1,141,000       192,027
Issuance of common stock for services             21,075        21,075
Redemption of common shares                   (2,100,000)
Issuance of restricted common shares           2,625,000
Net Loss                                                                             (260,681)
                                              -----------  -----------  --------  ------------
Balance, February 28, 1998                    24,069,942   $10,204,018  $      -  $(7,170,993)
                                              ===========  ===========  ========  ============



Balance, May 31, 1998                         27,939,847   $10,955,548  $      -  $(7,775,340)
Sale of common stock                           1,210,200       198,035
Issuance of common stock                         436,266        86,022
Net loss                                                                             (390,658)
                                              -----------  -----------  --------  ------------
Balance, August 31, 1998                      29,586,313   $11,239,605  $      -  $(8,165,998)
                                              ===========  ===========  ========  ============

Sale of common stock                           2,390,000       104,676
Issuance of common stock                       6,885,412       322,368
Net loss                                                                             (498,985)
                                              -----------  -----------  --------  ------------
Balance, November 30, 1998                    38,861,725   $11,666,649  $      -  $(8,664,983)
                                              ===========  ===========  ========  ============

Sale of common stock                           1,182,300        62,473
Issuance of common stock                       1,623,123        81,776
Net loss                                                                             (176,426)
                                              -----------  -----------  --------  ------------
Balance, February 28, 1999                    41,667,148   $11,810,898  $      -  $(8,841,409)
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

     The results for the nine months ended February 28, 1999, are not necessarily indicative of the results to be expected for the full year.


NOTE  2:  LOSS  PER  SHARE
--------------------------

     Loss per share was computed by dividing earnings (loss) by the weighted average number of common shares (40,362,798 for the quarter ended February 28, 1999; 23,139,158 for the quarter ended February 28, 1998; 34,376,592 for the nine months ended February 28, 1999; and 21,137,836 for the nine months ended February 28, 1998) adjusted for conversion of common stock equivalents, where applicable, during the periods.


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

     During the quarter ended February 28, 1999, the company issued 1,623,123 shares valued at $81,776 to three officers and directors of the company as compensation for services rendered.

     During the quarter ended February 28, 1999, 1,182,300 shares were sold in private transactions for $62,473.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                      MANAGEMENTS' DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATIONS


     The following summary of the Company's financial position and results of operation should be read in conjunction with the Condensed Financial Statements, Notes to Condensed Financial Statements and the Company's audited financial statements for the year ended May 31, 1998, included in the 10-KSB. Financial results for the quarter ended February 28, 1998, were restated and reclassified in connection with the year end audit.

RESULTS  OF  OPERATIONS  -  1998  VS  1999
------------------------------------------

     The following summarizes oil and gas revenues and operating expenses for the quarter and nine months ending February 28, 1999, and 1998.

                                             Nine Months               Quarters
                                           Ended February 28,      ended February 28,
                                      --------------------------  ---------------------
                                          1999          1998        1999        1998
                                      ------------  ------------  ---------  ----------
Oil and Gas Sales. . . . . . . . . .  $    33,009   $    68,911   $   8,788  $   27,150
Lease Operating Expenses . . . . . .       13,966        35,743       2,722      16,436
                                      ------------  ------------  ---------  ----------
 Operating Income. . . . . . . . . .  $    19,043   $    33,168   $   6,066  $   10,714
                                      ============  ============  =========  ==========

     The following reflects the Company's cumulative costs in oil and gas properties:

                                                           Nine Months ended February 28,
                                                           ------------------------------
                                                                    1999          1998
                                                             ------------  ------------
Oil and Gas Properties at Full Cost:
 Unproved Oil and Gas
   Properties. . . . . . . . . . . .                         $    55,202   $         0
 Proved Properties Being Amortized .                           7,287,043     7,287,043
 Less Accumulated Depletion
   and Depreciation. . . . . . . . .                          (4,253,307)   (4,146,200)
                                                             ------------  ------------
                                                             $ 3,088,938   $ 3,140,843
                                                             ============  ============


     The decrease in oil and gas property costs relates to adjustments made during the audit of the May 31, 1998, financial statements.

Oil  and  Gas  Sales  -  The  Company  expects further declines in the Company's
--------------------
domestic production, and the Company intends to focus future plans on exploring and developing foreign reserves. The company plans to sell all of its domestic oil and gas properties. Future revenues from the Company's domestic oil and gas properties at February 28, 1999, are expected to be minimal.

Operating  Expenses   -   Lease  operating  expenses  for  the  quarter  ending
-------------------
February 28, 1999, decreased from $16,436 to $2,722 due to declining domestic production. Lease operating expenses for the nine months ended February 28, 1999, decreased from $35,743 to $13,966 due to declining domestic production. At February 28, 1999, the Company had no foreign production.

                      MANAGEMENTS' DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATIONS


General  and  administrative  expenses   -   General and administrative expenses
--------------------------------------
increased to $1,027,878 during the nine months ended February 28, 1999, versus $975,989 for the nine months ended February 28, 1998. The increase is attributable to an increase of approximately $49,000 in rent expense. During the three months ended February 28, 1999, general and administrative expenses were $163,414 versus $238,449 for the three months ended February 28, 1998.
This decrease is attributable to decreases in contract services ($38,000), payroll ($30,000) and payroll tax ($8,000).

     The net loss for the quarter ended February 28, 1999, was $(176,426) or $(0.00) per share on revenues of $8,788 versus a net loss of $(260,681) or $(0.01) per share on revenues of $27,150 in the same period of last year.

     The net loss for the nine months ended February 28, 1999, was $(1,066,069) or $ (0.03) per share on revenues of $33,009 versus a net loss of $(1,364,045) or $(0.06) per share on revenues of $68,911 last year.


     LIQUIDITY  AND  CAPITAL  RESOURCES
     ----------------------------------

     Cash used by operations during the nine months ended February 28, 1999, was $438,783 and oil and gas revenues were not adequate to cover expenses which included certain professional costs described above. Therefore, the company sold additional common shares to raise working capital. In the future, cash provided from the oil and gas properties at February 28, 1999, will not be adequate to cover projected operating and overhead expenses. Therefore the Company is concentrating its efforts on raising additional capital from debt and/or equity placements and from bank lines of credit. Financing for foreign oil and gas exploration is dependent on obtaining joint venture partners through farm-out arrangements. The Company is evaluating its domestic properties for the purpose of disposition during the last quarter of the fiscal year. Given the present economic conditions in the industry, no assurances can be made that the Company will be successful in its efforts.

     In addition to oil and gas producing activities, the company plans to participate in the development of power generation facilities, both domestic and foreign, through joint venture agreements with industry partners. Concurrent with the development of power projects, the company is continuing to pursue the acquisition of producing oil and gas properties with additional development potential.

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