Form 10KSB
period 1999-05-31
ADAIR INTERNATIONAL OIL & GAS INC
filed 1999-09-24
CIK 355300

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MAY 31, 1999.
        OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 000-10056

                      ADAIR INTERNATIONAL OIL AND GAS, INC.
             (Exact name of registrant as specified in its charter)

                   Texas                              74-2142545
       (State or other jurisdiction                 (IRS Employer
     of incorporation or organization)            Identification  No.)


                   3000 Richmond, Suite 100, Houston, TX 77098
          (Address of principal executive offices, including zip code)

                                 (713) 621-8241
              (Registrant's telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:     N.A.

Securities  registered  pursuant to 12(g) of the Exchange Act:     Common Stock,
no  par  value

Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90
days.                                                  [X]  Yes     [ ]  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this  Form  10-KSB.                                    [ ]

The aggregate market value of Common Stock held by non-affiliates of the registrant at September 1, 1999, based upon the last closing price on the OTCBB, was $3,950,542. As of September 1, 1999, there were 50,938,038 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format          [ ]  Yes     [X]  No

                                TABLE OF CONTENTS

PART I
Item 1.   Business                                                        1
Item 2.   Properties                                                      6
Item 3.   Legal Proceedings                                               8
Item 4.   Submission of Matters to a Vote of Security Holders             9

PART II
Item 5.   Market for Registrant's Common Equity
          and Related Stockholder Matters                                 9
Item 6.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                      10
Item 7.   Financial Statements.                                          14
Item 8.   Changes in and Disagreements With Accountants on Accounting
          and Financial Disclosure                                       15

PART III
Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act.             16
Item 10.  Executive Compensation                                         17
Item 11.  Security Ownership of Certain Beneficial Owners and
          Management                                                     18
Item 12.  Certain Relationships and Related Transactions                 19
Item 13.  Exhibits and Reports on Form 8-K                               20


                                     PART I

ITEM  1.     BUSINESS

     Adair International Oil and Gas, Inc. (the "Company") was originally incorporated in the state of Texas on November 7, 1980, as Roberts Oil and Gas, Inc. In July, 1997, the Company changed its name to Adair International Oil and Gas, Inc.

     The Company began to acquire interests in oil and gas properties in 1981. Following a registration of its shares of common stock with the Securities and Exchange Commission (the "SEC"), the Company began filing periodic reports with the SEC pursuant to the Securities Exchange Act of 1934, as amended (the"Exchange Act"). However, by the mid-1980's the oil and gas market collapsed. The Company experienced financial difficulties and did not have sufficient resources to continue the exploration and development of oil and gas properties. While the Company continued to hold interests in wells, it had become virtually inactive. As a consequence, beginning in 1989 and until 1996, the Company filed its annual report with the SEC and omitted audited financial statements. In addition during 1989 through 1996, the Company may not have fully complied with other formalities required under the Exchange Act and the filings due thereunder.

     Since 1997, the Company has made changes in its operations and the focus of its business. The Company is involved in activities related to its:

(a) Present interests in contracts pertaining to oil and gas properties in Colombia.

(b) Preliminary activities related to a natural gas powered electrical generation project in the United States on Native American land.

(c) Preliminary activities related to natural gas powered electrical generation project in the Republic of Colombia.

(d)     Preliminary  activities  related  to  a  co-generation project in Yemen.

(e) Preliminary activities begun in 1999 related to the acquisition of oil exploration blocks in the Republic of Yemen (the "New Blocks"). Prior to 1999, the Company had interests in oil exploration blocks in Yemen (the "Former Blocks"). However, the Company had been unable to proceed with exploration in a timely manner because of civil unrest in Yemen, and the Company's lack of financing to proceed with exploration. The Company invoked the force majeure clause of agreements with the government of Yemen in connection with the Former Blocks, and the status of the Company's rights to the Former Blocks is uncertain. The New Blocks are in different areas than the Old Blocks.

     In March, 1999, the Company sold all of its domestic oil and gas properties.

NATURAL  GAS  POWERED  ELECTRICAL  GENERATION  PROJECTS

     In 1999, the Company entered into an agreement with the Torres Martinez Indian Tribe to conduct a feasibility study for the construction of a 540-megawatt Gas Powered Electrical Generation plant. If the feasibility study proves positive the Company has the right to construct and operate the facility. In conjunction with a major power industry participant, the feasibility study was begun, and the Tribe was paid a $15,000 option on 40 acres, which secured a one year period which commenced on July 8, 1999, during which to complete the feasibility study.

     In November, 1998, the Company entered into a memorandum of understanding with WARTSILA NSD Ecuador to develop a 20-megawatt power plant in the Republic of Colombia whereby the Company and WARTSILA would utilize the natural gas from the Company's Chimichagua Concession (See, Properties-- Republic of Colombia Oil and Gas Properties). WARTSILA. A feasibility study has been completed.

GOVERNMENTAL  REGULATIONS

     The Company's current and contemplated activities are in the areas of oil and gas drilling and production, and electric power generation. Federal, state and local laws and regulations have been enacted regulating these activities. Moreover, so-called "toxic tort" litigation has increased markedly in recent years as persons allegedly injured by chemical contamination seek recovery for personal injuries or property damage. These legal developments present a risk of liability should the Company be deemed to be responsible for contamination or pollution. There can be no assurance that the Company's policy of establishing and implementing proper procedures for complying with environmental regulations will be effective at preventing the Company from incurring a substantial environmental liability. If the Company were to incur a substantial uninsured liability for environmental damage, its financial condition could be materially adversely affected. The government can, however, impose new standards. If new regulations were to be imposed, the Company may not be able to comply.

EMPLOYEES

     The Company currently has 5 full-time employees, all of whom are in management positions, including corporate and administrative operations. None of the Company's employees are represented by a union and the Company considers its employee relations to be good.

     The prospects of the Company are subject to a number of risks. There may exist, however, other factors which constitute additional risks but which are not currently foreseen or fully appreciated by management.

TRANSFER  AGENT  AND  REGISTRAR

     The transfer agent of the Company is Chase Mellon Shareholder Services, 499
S.  Hope  Street,  4th  Floor,  Los  Angeles,  CA  90071,  (213)  553-9726.

OTHER CORPORATE MATTERS

     The Company has not paid its current franchise tax to the State of Texas. The Company is in the process of becoming current in its franchise tax payments and filing for reinstatement in Texas.

                                  RISK FACTORS

     The prospects of the Company are subject to a number of risks. There may exist, however, other factors which constitute additional risks but which are not currently foreseen or fully appreciated by management.

Going  Concern  Risk

     The Company incurred net operating losses for the two years ending May 31, 1999 and 1998 and currently has negative working capital. The Company has been unable to obtain financing to develop the property described in Note 2 of the financial statements. Operating expenses and other financial obligations have been met, primarily, by the issuance of Company stock. There is no assurance that the Company will be able to continue to sell stock to fund operations. These factors create substantial doubt about the Company's ability to continue as a going concern.

New  Business  Strategy

          The Company has responded to losses incurred in the past two years by adopting a new business strategy. With the decline in the oil and gas market in the past two years and the deregulation of the natural gas industry, management has proceeded with the development of natural gas fired power generation projects. The implementation of this strategy will require additional financing, and is subject to the general risks of the oil and gas industry. No assurance can be given that funds will be available from any source when needed by the Company or, if available, upon terms and conditions reasonably acceptable to the Company.

Insufficiency  of  Working  Capital

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

Ability  to  Obtain  Additional  Capital

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

Reliance  on  Efforts  of  Others

     The Company intends to form joint ventures with industry participants in order finance and facilitate its activities. The Company will depend on other companies to develop and operate its properties and projects. The prospects of the Company will be highly dependent upon its ability to engage the services of other parties.

Foreign  Political  Climate

     The Company has direct oil and gas interests in the Republic of Colombia. Any changes in the political climate of Colombia, or even a mere unsettling in the current political climate, could have a negative impact on the Company, up to and including the complete loss of these interests.

International  Operations

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

     The Company's interests could also be adversely affected by changes in any contracts applicable to the Company's interests, including the renegotiating of terms by foreign governments or the expropriation of interests. In addition, the contracts are governed by foreign laws and subject to interpretation by foreign courts. Foreign properties, operations and investments may also be adversely affected by geopolitical developments.

Oil  and  Gas  Price  Volatility

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

Environmental  Regulation

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

Operating  Hazards  and  Uninsured  Risks

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

General  Risks  of  the  Oil  and  Gas  Industry

     The Company's operations will be subject to those risks generally associated with the oil and gas industry. Such risks include exploration, development and production risks , title risks, weather risks, shortages or delays in delivery of equipment and the stability of operators and well servicing companies.


ITEM 2.     PROPERTIES

     The Company's principal executive offices are located in leased facilities at 3000 Richmond, Suite 100, Houston, Texas 77098, which consist of a total of approximately 4,763 square feet. The current monthly rental for these executive offices is $6,351. The lease for the executive offices will expire in August, 2001. The Company believes that its offices are adequate for its present needs and that suitable space will be available to accommodate its future needs.

Domestic  Oil  and  Gas  Properties

     The Company has not commenced any drilling activity during the last three years. In 1999, the Company sold all of its domestic oil and gas production. In March, 1999 the company sold 25 wells located in the continental U.S. due to the fact the wells were essentially depleted or the interest was such a minor portion that it was not economically feasible to maintain ownership. Also taken into consideration was the plugging liability that the company could possibly face.

     For 1999, the average sales price per barrel of oil produced was $20.31, and the average sales price per MCF of gas produced was $2.23, and the average lifting cost per barrel of oil was $5.00, and the average lifting cost per MCF was $0.20. For 1998, the average sales price per barrel of oil produced was $13.00, and the average sales price per MCF of gas produced was $1.85, and the average lifting cost per barrel of oil was $5.00, and the average lifting cost per MCF was $0.20. For 1997, the average sales price per barrel of oil produced was $20.00, and the average sales price per MCF of gas produced was $2.10, and the average lifting cost per barrel of oil was $5.00, and the average lifting cost per MCF was $0.20.

Republic  of  Colombia  Oil  and  Gas  Properties

     In 1997, the Company acquired, subject to certain consents, rights with respect to a contract relating to the exploration, drilling and development of oil and gas properties in the Republic of Colombia (the "Chimichagua Concession"). The rights acquired consisted of the rights and obligations of Geopozos (a Colombian company) with respect to a contract known as the Chimichagua Association Contract (the "Association Contract"). The Company received a copy of a letter from Ecopetrol which authorized the assignment of the Association Contract from Geopozos to the Company effective June 29, 1998.
The Association Contract grants the right to explore, drill and extract hydrocarbons from a specified area in Colombia. The Association Contract relates to an area of approximately 25,000 acres in the Magdalena valley of Colombia, approximately 500 miles north of Bogota. The Association Contract was originally acquired by Esso Colombia in 1988 and, following an intervening assignment, was acquired by Geopozos on September 14, 1996. Ecopetrol is a government organization of Colombia which regulates oil and gas activity.

     The Association Contract, between Ecopetrol and the Company, provides that the parties shall share equally the hydrocarbons produced from the relevant properties, subject to an overriding royalty interest of 20% which is reserved for Ecopetrol, and the expenses of development of the properties. The Company is responsible for the exploration of the properties but has the right to receive reimbursement of those costs with respect to fields which are commercially developed by the parties. The effective date of the Association Contract was January 20, 1989, and the contract terminates for all purposes 28 years thereafter. The Association Contract provides for an exploration period of six years, subject to certain extensions, and an exploitation period of 22 years. Under the terms of the Association Contract, a portion of the property which has not been commercially developed is reduced over a period of years, beginning in the sixth year. In a letter to the Company dated August 4, 1997, Geopozos indicated that 50% of the original area covered by the Association
Contract had been returned to Ecopetrol and that Ecopetrol had not issued any declarations of commercialism with respect to the remaining area. The current size of the area in which the Company may explore is approximately 25,000 acres. See below, Petroleum Reserves in the Chimichagua Concession.
             -----------------------------------------------------

     In connection with the agreement between Geopozos and the Company, Geopozos retained a 2% overriding royalty interest in hydrocarbons produced from the properties developed under the Association Contract.

     The Geopozos Agreement also provides that Geopozos may nominate a person to serve on the board of directors of the Company. Geopozos has not nominated any person to serve on the Company's board.

     In November, 1998, the Company entered into a memorandum of understanding with WARTSILA NSD Ecuador to develop a 20-megawatt power plant in the Republic of Colombia whereby the Company and WARTSILA would utilize the natural gas from the Company's Chimichagua Concession (See, Properties-- Republic of Colombia Oil and Gas Properties). WARTSILA. A feasibility study has been completed.

     Petroleum  Reserves  in  the  Chimichagua  Concession.  In  a  report dated
     -----------------------------------------------------
September 13, 1999, L.A. Martin & Associates, Inc., a petroleum engineering firm, reported on its review of Geopozos' and Ecopetrol's well logs and tests in the Chimichagua Concession. L.A. Martin & Associates, Inc. stated that the estimated reserves were 22.15 BCF of proved reserves of natural gas. Realization of the value of these reserves is contingent upon the Company or WARTSILA obtaining financing to fund the development costs.

     The Company previously owned a 5% interest in each of certain oil and gas properties held by Adair International Oil Canada, Inc. ("AOI") in Yemen (the Former Blocks as describe in Business) and in Paraguay. The Company and AOI had been unable to proceed with exploration in Yemen in a timely manner because of civil unrest in Yemen, and the Company's lack of financing to proceed with exploration. The Company invoked the force majeure clause of agreements with the government of Yemen in connection with the Former Blocks, and the status of the Company's rights to the Former Blocks is uncertain. The Company and AOI were unable to proceed with exploration in Paraguay in a timely manner because of lack of financing, and the rights to the Paraguay properties expired. See, Certain Relationships and Related Transactions.

ITEM  3.     LEGAL  PROCEEDINGS

     In June, 1998, the Company was named as a defendant in the matter of Mark Singleton v. Adair International Oil and Gas, Inc., No. 98-2672, 215th Judicial District Court, Harris County, Texas. The plaintiff is seeking rescission for the purchase of 195,000 shares of common stock of the Company This litigation is presently in the early stages of discovery. The Company intends to vigorously defend itself in this matter.

     The Company was named as a defendant in the matter of Santa Fe Natural Resources, Inc. v. Adair International Oil and Gas, Inc., CV-42,061, 142nd Judicial District Court, Midland County, Texas. The plaintiff is claiming that the Company breached a contract in connection with a bid on an oil and gas prospect in Eddy County, New Mexico. The Plaintiff is also claiming an amount due from the Company in connection with services rendered for an oil and gas prospect known as the Saunders prospect in New Mexico. This litigation is presently in the discovery stage. The Company intends to defend itself vigorously in this matter.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     The regular annual meeting of shareholders was held on January 25, 1999, at which time the following persons were elected directors:

Name                    Votes  for
----                    ----------

John  W.  Adair         30,869,418
Earl  K.  Roberts       30,869,418
Jalal  Alghani          30,869,418


                                     PART II

ITEM  5.     MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED STOCKHOLDER
             MATTERS

PRICE  RANGE  OF  COMMON  STOCK

     The Company's Common Stock is currently traded on the over the counter bulletin board ("OTCBB") symbol "AIGI". The following table sets forth, for the periods indicated, the high and low closing bid prices for the Common Stock of the Company as reported on the OTCBB. The bid prices reflect inter-dealer quotations, do not include retail mark ups, markdowns or commissions and do not necessarily reflect actual transactions.


                     COMMON STOCK PRICE RANGE
                        HIGH BID  LOW BID
Fiscal Quarter Ended:
August 31, 1997        $  1.75   $   .375
November 30, 1997      $  2.00   $  .6875
February 28, 1998      $  1.75   $    .25
May 31, 1998           $  .375   $    .25

August 31, 1998        $  .375   $  .0781
November 30, 1998      $  .0938  $  .0469
February 28, 1999      $  .0938  $  .0312
May 31, 1999           $  .0625  $  .0312

     On September 1, 1999, the closing price for the Common Stock of the Company on the OTCBB was $.10. On September 1, 1999, there were approximately 895 stockholders of record of the Common Stock, including broker-dealers holding shares beneficially owned by their customers.

DIVIDEND  POLICY

     The Company has not paid, and the Company does not currently intend to pay cash dividends on its Common Stock in the foreseeable future. The current policy of the Company's Board of Directors is for the Company to retain all earnings, if any, to provide funds for operation and expansion of the Company's business. The declaration of dividends, if any, will be subject to the discretion of the Board of Directors, which may consider such factors as the Company's results of operations, financial condition, capital needs and acquisition strategy, among others.

RECENT  SALES  OF  UNREGISTERED  SECURITIES

     During the quarter ended May 31, 1999, the following transactions were effected by the Company in reliance upon exemptions from registration under the Securities Act of 1933 as amended (the "Act") as provided in Section 4(2) thereof. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did the Company pay any commissions or fees to any underwriter in connection with any of these transactions. None of the transactions involved a public offering. The Company believes that each of the persons had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risk of the purchase or receipt of these securities of the Company. The Company believes that each of the persons were knowledgeable about the Company's operations and financial condition.


     In April, 1999, the Company issued a total of 900,000 shares of common stock to its three Directors and Executive Officers as compensation.

     During March, April and May 1999, the Company issued a total of 727,000 shares of common stock to four consultants to the Company as compensation.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's consolidated financial statements and related notes included elsewhere in this Report. See, Financial Statements.

Information  Regarding  and  Factors  Affecting  Forward-looking  Statements

     The Company is including the following cautionary statement in this Form 10-KSB to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements in this Form 10-KSB are forward-looking statements. Words such as "expects", "anticipates", "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties are set forth below. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectation, beliefs or projections will result, be achieved, or be accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause material adverse affects on the Company's financial condition and results of operations: the ability of the Company to maintain its rights in its oil and gas interests and properties; the ability of the Company to obtain acceptable forms and amounts of financing to fund planned prospect acquisition, exploration, development, production, marketing and other expansion efforts; the market for electrical power under de-regulation; the global market for oil and gas; the political climate in nations where the Company may have interests and properties; the ability to engage the services of suitable energy industry service providers; competitive factors; and the effect of business interruption due to political unrest. The Company has no obligation to update or revise these forward-looking statements to reflect the occurrence of future events or circumstances.


Going  Concern  Qualification  by  the  Company's  Independent  Auditor

     The Company incurred net operating losses for the two years ending May 31, 1999 and 1998 and currently has negative working capital. The Company has been unable to obtain financing to develop the property described in Note 2 of the financial statements. Operating expenses and other financial obligations have been met, primarily, by the issuance of Company stock. There is no assurance that the Company will be able to continue to sell stock to fund operations.

These factors create substantial doubt about the Company's ability to continue as a going concern. Management of the Company has a plan to reverse these conditions. The ability of the Company to continue as a going concern is dependent upon its ability to carry out the plan described below.

New  Business  Strategy

     The Company has responded to losses incurred in the past two years by adopting a new business strategy. With the decline in the oil and gas market in the past two years and the deregulation of the natural gas industry, management has proceeded with the development of natural gas fired power generation projects.

     The Company looks for the availability of land, power grid, accessibility of water and natural gas when analyzing potential sites. The Company has identified four sites located on Native American Reservations in the Western United States. If successful in developing sites, the Company expects to receive developer fees, carried royalty interests, and the right to invest as an equity partner.

     On July 8, 1999, the Company and a major power developer signed an agreement with the Torres Martinez tribe for one of the sites mentioned above for an exclusive option to develop a 540 megawatt facility. The agreement calls for the option to lease property and to conduct a due diligence and feasibility study on the project. The Company will seek financing for this project however no financing has been obtained.

     On July 28, 1999, the Company signed a joint venture agreement with Partners In Exploration, LLC ("PIE"), an oil and gas exploration and geophysical firm, for the purpose of acquiring leases and exploring for oil and gas in Yemen. Management believes that this alliance, coupled with appropriate financing, will provide additional cash flows for the Company. No leases have been acquired and no exploration has been conducted. The Company will seek financing for this project however no financing has been obtained.

     The Company plans to continue its efforts to acquire equity partners, to make private placements, and to seek both private and government funding for its projects.

     The Company believes that the aforementioned strategies will reverse the experience of the past two fiscal years. By capitalizing on the deregulation in the oil and gas market and by partnering with companies which have the expertise and resources complimentary to those of the Company, the Company plans to realize the economic benefits of its resources and experience, particularly in the Native American and Yemen markets.

     Our efforts in Colombia with WARTSILA NSD Ecuador, a supplier of power systems, to build a power plant on our Chimichagua concession continues to move ahead. The recent conclusion of a feasibility study by WARTSILA has shown the Colombia project to be very positive and several Colombian companies have indicated a desire to participate. This will be a smaller, 20 MW power plant, but could be profitable for the Company. The plant will buy natural gas from the Company that would be produced on the Company's Chimichagua Concession. The Company will seek financing for this project however no financing has been obtained.

     Concurrent with the development of the Power Projects, the Company is continuing to pursue the acquisition of cash flowing oil and gas properties with upside potential. The Company thoroughly evaluates such opportunities and takes a very professional approach in analyzing the potential of such properties. It is the intention of the Company to evolve with an active drilling program in the near futures in that it is the opinion of management that through the utilization of 3-D prospects, drilling of the low risk areas is the fastest and most effective way to build oil and gas reserves. The Company continues to evaluate certain prospects in Yemen where seismic data is available.

RESULTS  OF  OPERATIONS

FISCAL  YEAR  ENDED  MAY  31,  1999  COMPARED TO FISCAL YEAR ENDED MAY 31, 1998.

     The following summarizes oil and gas revenues and operating expenses for the years ended May 31, 1999 and 1998:


                           Year Ended     Year Ended
                          May 31, 1999   May 31, 1998
                          -------------  -------------
Oil and Gas Sales         $      33,008  $      75,489

Lease Operating Expenses         13,966         24,097
                          -------------  -------------

Operating Income          $      19,042  $      51,392
                          =============  =============

     The following table reflects the Company's cumulative costs in oil and gas properties:

                                     Twelve Months Ended May 31,
                                         1999         1998
                                      ----------  ------------
Oil and gas properties at full cost:

Oil and gas properties                $3,000,000  $ 7,342,245

Less accumulated depletion and
  depreciation                                 0  $(4,193,902)
                                      ----------  ------------

                                       3,000,000    3,148,343
                                      ==========  ============

     Oil  and  Gas Sales.  During fiscal 1999, the Company experienced a decline
     -------------------
in domestic production of oil and gas, and a decrease in associated revenues. Revenues decrease to $33,008 in 1999 from $75,489 in 1998, a decrease in revenues of $42,481. The Company intends to focus its efforts on the development of its foreign reserves. The Company sold its domestic properties on March 31, 1999.

     Lease  Operating  Expenses.  During  fiscal 1999, the Company experienced a
     --------------------------
decline in lease operating expenses because of declining production from domestic properties. Lease operating expenses decreased to $13,966 in 1999 from $24,097 in 1998, a decrease of $ 10,131. During fiscal 1999, the Company had no foreign production.

     Depreciation  and Depletion.  During fiscal 1999, the Company experienced a
     ---------------------------
decline in depreciation and depletion due to the sale of its domestic properties. Depreciation and depletion expense decreased to $60,435 in fiscal 1999 from $451,434 in fiscal 1998, a decrease of $445,391.

     Interest  Expense.  During  fiscal  1999, the Company had incurred interest
     -----------------
expense on a note payable in the amount of $2,268, which represented an increase of $2,120 over fiscal 1998.

     General  and  administrative  Expenses.  During  fiscal  1999,  the Company
     --------------------------------------
experienced a decline in general and administrative expenses. General and administrative expenses deceased to $1,396,887 in fiscal 1999 from $1,568,202 in fiscal 1998, a decrease of $171,315. Officer salaries increased $143,095 and rent increased $37,088. Administrative salaries decreased $143,279, entertainment decreased $88,833, public relations decreased $64,180, and professional fees decreased $50,152. These decreases coupled with others resulted in the decrease of $171,315.

     The net loss for the year ended May 31, 1999 was ($1,509,458) or ($0.04) per share on revenues of $33,008 versus a net loss of ($1,968,392) or ($0.09) per shares on revenues of $75,489 in 1998.

LIQUIDITY  AND  CAPITAL  RESOURCES

     The  company  has no bank debt at this time.     The functional currency of
the  Company  is  the  U.S.  dollar  because.

     The Company expects that its existing cash reserves, cash flows from operations and available financing, if available, will be sufficient to cover the Company's cash requirements for fiscal 2000. However, there can be no assurance that these sources of cash will cover the Company's requirements for fiscal 2000.

IMPACT  OF  YEAR  2000

     The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing disruption of business activities.

     Based on ongoing assessments, the Company believes that no significant modifications of existing computer software will be required. The Company believes that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company also believes that costs related to the Year 2000 issue have not and will not be significant and will not exceed $10,000.

     The Company has assessed its relationships with significant suppliers and major customers to determine the extent to which the Company is vulnerable to any third party's failure to remedy their own Year 2000 issues. Based on these assessments, management believes that significant exposure does not exist with respect to third parties. Management has developed a contingency plan to address potential Year 2000 problems that could arise. This plan includes identification of alternative supplies for critical parts and components needed to mitigate the possibility of interruptions in business operations.

ITEM  7.     FINANCIAL  STATEMENTS

     The information required hereunder is included in this report as set forth beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Braden, Bennink, Goldstein, Gazaway & Company, P.L.L.C. ("Braden") audited the financial statements of the Company for the years ended May 31, 1998 and 1997, and resigned on July 2, 1999. The Company engaged Jack Sisk & Co. ("Sisk") as its new independent auditor on July 26, 1999.

     There were no disagreements between the Company and Braden whether resolved or not resolved, on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved, would have caused them to make reference to the subject matter of the disagreement in connection with their report. Since June 1, 1996, and through the present, there were no reportable events requiring disclosure.

     The report of Braden for the previous two fiscal years did not contain any adverse opinion or disclaimer of opinion but was qualified as to uncertainty and audit scope, and contained a going concern modification.

     The decision to change principal accountants was recommended and approved by the Company's Board of Directors and made at their request.

     During the Company's previous two fiscal years, and since then, Braden has not advised the Company that any of the following exist or are applicable:

(1) That the internal controls necessary for the Company to develop reliable financial statements do not exist, that information has come to their attention that has lead them to no longer be able to rely on management's representations, or that has made them unwilling to be associated with the financial statements prepared by management;

(2) That the Company needs to expand significantly the scope of its audit, or that information has come to their attention that if further investigated may materially impact the fairness or reliability of a previously issued audit report or the underlying financial statements or any other financial presentation, or cause them to be unwilling to rely on management's representations or be associated with the Company's financial statements for the foregoing reasons or any other reason; or

(3) That they have advised the Company that information has come to their attention that they have concluded materially impacts the fairness or reliability of either a previously issued audit report or the underlying financial statements for the foregoing reasons or any other reason.

     Prior to the engagement of Sisk as independent auditors, the Company had not consulted Sisk regarding the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements or any other financial presentation whatsoever.

     Braden has provided a letter addressed to the Securities and Exchange Commission pursuant to Regulation S-B Item 304.

                                    PART III


ITEM  9.     DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS
             AND  CONTROL  PERSONS;  COMPLIANCE  WITH
             SECTION  16(A)  OF  THE  EXCHANGE  ACT

     The following table sets forth the directors and executive officers of the Company.

Name               Age          Title
----               ---          -----

John  W. Adair     57          Chairman of Board, Chief Executive Officer
                               and  Director

Earl  K. Roberts   63          President  and  Director

Jalal  Alghani     40          Chief  Financial  Officer  and  Director

     Directors are elected annually and hold office until the next annual meeting of the stockholders of the Company or until their successors are elected and qualified. Officers serve at the discretion of the Board of Directors. There is no family relationship between or among any of the directors and executive officers of the Company.

BIOGRAPHIES

     Mr. Adair has been a Director and the CEO of the Company since 1997. Prior to his joining the Company in 1997, he served as the president and chief executive officer of Dresser Engineering Co., a company which specializes in oil and gas engineering services, from 1995 to 1997. Since 1988, Mr. Adair has served as president of Adair Oil International Canada, Inc. and Adair Oil International, Inc.

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

CERTAIN  SECURITIES  FILINGS

     John W. Adair, Jalal Alghani and Earl K. Roberts each failed to file four reports on Form 4 during the last fiscal year concerning receipt of restricted common stock received as compensation from the Company.

INFORMATION  CONCERNING  THE  BOARD  OF  DIRECTORS  AND  ITS  COMMITTEES

     All of the Company's Directors are also executive officers of the Company. The Board has no committees. The Company held nine meetings of the Board of Directors during the period covered by the fiscal year ended May 31, 1999. Each Director was present for 75% or more of the Board meetings.

ITEM  10.     EXECUTIVE  COMPENSATION

DIRECTOR  COMPENSATION

     The Company does not currently pay any cash director's fees, but it pays the expenses, if any, of its directors in attending board meetings. The three Directors of the Company are also Executive Officers of the Company. These persons receive restricted stock as compensation. See, Executive Compensation.

EXECUTIVE  COMPENSATION

     Beginning in June, 1997, the Company agreed to pay John W. Adair, Earl K. Roberts and Jalal Alghani each a salary of $5,000 per month, when funds are available. In January 1998, this compensation was increased to include, for each person, per month, $5,000 worth of restricted common stock of the Company, based on the market price of the common stock at the end of each month.

     The following table reflects all forms of compensation for services to the Company for the fiscal years ended May 31 , 1999, 1998 and 1997 of the all of the executive officers of the Company.


                           SUMMARY COMPENSATION TABLE
                           --------------------------

                     ANNUAL  COMPENSATION      LONG TERM COMPENSATION
                 ----------------------------  ----------------------
                                               AWARDS                PAYOUTS
                                               ------                -------
                                      OTHER                                   ALL
NAME  AND                             ANNUAL RESTRICTED SECURITIES            OTHER
PRINCIPAL                             COMPEN-  STOCK    UNDERLYING    LTIP    COMPEN-
POSITION   YEAR     SALARY      BONUS  SATION  AWARDS  OPTIONS/SARS  PAYOUTS  SATION
---------  ----  -------------  -----  ------  ------  ------------  -------  ------
John W.    1999  $ 120,000 (1)    -0-     -0-     -0-           -0-      -0-     -0-
Adair      1998  $  85,000         0-     -0-     -0-           -0-      -0-     -0-
CEO        1997  $     -0-        -0-     -0-     -0-           -0-      -0-     -0-

Earl K.    1999  $ 120,000 (2)    -0-     -0-     -0-           -0-      -0-     -0-
Roberts    1998  $  85,000        -0-     -0-     -0-           -0-      -0-     -0-
President  1997  $     -0-        -0-     -0-     -0-           -0-      -0-     -0-

Jalal      1999  $ 120,000 (2)    -0-     -0-     -0-           -0-      -0-     -0-
Alghani    1998  $  85,000        -0-     -0-     -0-           -0-      -0-     -0-
CFO        1997  $     -0-        -0-     -0-     -0-           -0-      -0-     -0-

----------------------------

(1)     Of  which  $15,000 was paid in cash, $45,000 was accrued to be paid in cash,
$50,000  was  paid  in-kind  with  827,014  shares of restricted common stock of the
Company,  and  $10,000  was  accrued  to  be  paid  in-kind  in  common  stock.

(2)     Of  which  $12,500 was paid in cash, $47,500 was accrued to be paid in cash,
$50,000  was  paid  in-kind  with  827,014  shares of restricted common stock of the
Company,  and  $10,000  was  accrued  to  be  paid  in-kind  in  common  stock.


ITEM  11.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of September 2, 1999, with respect to the beneficial ownership of shares of Common Stock by (i) each person who is known to the Company to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each executive officer of the Company and (iv) all executive officers and directors of the Company as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown.


NAME AND ADDRESS OF                  BENEFICIAL      TITLE OF     PERCENT
BENEFICIAL OWNER                     OWNERSHIP        CLASS      OF CLASS
---------------------------------
John W.  Adair                       4,454,263     Common Stock       8.8%
3000 Richmond, Suite 100
Houston, Texas 77098

Earl K.  Roberts                     2,207,933     Common Stock       4.4%
3000 Richmond, Suite 100
Houston, Texas 77098

Jalal Alghani                        4,770,415(1)  Common Stock       9.4%
3000 Richmond, Suite 100
Houston, Texas 77098

All directors and executive         11,432,611     Common Stock      22.5%
officers  as a group (3) persons)
---------------------------------

(1)   Includes  721,794  shares  owned  directly,  and  4,048,621 shares owned indirectly through AIG, Inc., Libra Standard and the daughter of Mr. Alghani.

     The Company knows of no arrangement or understanding, the operation of which may at a subsequent date result in a change of control of the Company.

ITEM  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     The Board of Directors of the Company has adopted a policy that Company affairs will be conducted in all respects by standards applicable to publicly-held corporations and that the Company will not enter into any transactions and/or loans between the Company and its officers, directors and 5% stockholders unless the terms are no less favorable than could be obtained from independent, third parties and will be approved by a majority of the independent, disinterested directors of the Company.

     On June 16, 1997, the Company entered into an agreement with Adair International Oil Canada, Inc. (the "Agreement") pursuant to which the Company issued to Adair International Oil Canada, Inc. ("AOI") 10,200,000 shares of common stock of the Company in exchange for a 5% interest in each of certain assets held by AOI related to oil and gas interests in Yemen and Paraguay. In connection with the Agreement, three members of the Company's board of directors agreed to resign and three persons designated by AOI were elected to the Company's board. John W. Adair and Jalal Alghani, each of whom is an executive officer of the Company and a member of its board of directors, each own one-third of the stock of AOI. The terms of this transaction were based on negotiations by the Company, and the Company believes the terms to be fair and reasonable, but no independent appraisal was conducted. In 1999, AOI transferred 3,400,000 of these shares to AIG, Inc, an investment firm controlled by Mr. Alghani, and 3,400,000 of these shares to Mr. Adair.




ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(A)     EXHIBITS

EXHIBIT
NUMBER        DESCRIPTION
-----------   ---------------
3.1     *     Certificate  of  Incorporation  of  the  Registrant,  as  amended.
3.2     *     Bylaws  of  the  Registrant,  as  amended.
4.1     *     See  Exhibits  3.1  and  3.2.  for  provisions  of the Articles of
              Incorporation  and Bylaws of the Registrant defining rights of holders of common stock  of  the  Registrant.
4.2     *     Common  Stock  specimen.
10.1    **    Wartsila  Agreement

10.2    **    PIE  Agreement
16.1    ***   Letter  from  Braden
21.1    *     Subsidiaries
27.1    **    Financial  Data  Schedule.
----------------------
* Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 1997, and incorporated by reference thereto.
**    Filed  herewith
*** Previously filed as an exhibit to the Company's Report on Form 8-K Amendment No. 1 dated July 2, 1999 and filed August 31, 1999, and incorporated by reference thereto.


(B)   REPORTS  ON  FORM  8-K

      Not  applicable.

                                   SIGNATURES

In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 16, 1999.

                              ADAIR  INTERNATIONAL  OIL  AND  GAS,  INC.

                                   ------------------------------
                                   By  /s/  John  W.  Adair
                                   John  W.  Adair
                                   Chairman of the Board, Director and
                                   Chief  Executive  Officer


     Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature                     Title                           Date
---------                     -----                           ----

-------------------
/s/  John  W. Adair           Director                        September 16, 1999
John  W.  Adair               Chairman of the Board and
                              Chief  Executive  Officer

-------------------
/s/  Earl K. Roberts          Director and President          September 16, 1999
Earl  K.  Roberts


-------------------
/s/  Jalal  Alghani           Director  and                   September 16, 1999
Jalal  Alghani                Chief  Financial  Officer

                      ADAIR INTERNATIONAL OIL AND GAS, INC.
                                TABLE OF CONTENTS
                            MAY  31,  1999  AND  1998


Accountant's  Report                                                     F2

Consolidated  Balance  Sheets                                            F3

Consolidated  Statements  of  Operations                                 F5

Consolidated  Statements  of  Changes  in  Stockholders'  Equity         F6

Consolidated  Statements  of  Cash  Flows                                F7

Notes  to  Financial  Statements                                         F8

                                       F1

JACK  SISK  &  CO.

A  Professional  Corporation  of  Certified  Public  Accountants

                          INDEPENDENT AUDITOR'S REPORT

To  The  Board  of  Directors
Adair  International  Oil  and  Gas,  Inc.
Houston,  Texas

We have audited the consolidated balance sheet of Adair International Oil and Gas, Inc. (a Texas corporation) as of May 31, 1999, and the related consolidated Statement of income, retained earnings, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Adair International Oil and Gas, Inc. as of May 31, 1998, were audited by other auditors. Their report, dated August 28, 1998, on those statements included explanatory paragraphs describing conditions that raised substantial doubt about the Company's ability to continue as a going concern, their inability to satisfy themselves of the valuation of the property described in Note 2 and an emphasis on the litigation described in note  9.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred significant losses for the past two years and continues to have negative working capital. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Adair International Oil and Gas, Inc. as of May 31, 1999, and the results of their operations, changes in stockholders' equity and their cash flows for the year then ended, in conformity with generally accepted accounting principles.



JACK SISK & CO.


/s/ JACK SISK


Houston, Texas
September 13, 1999

                                       F2

                      ADAIR INTERNATIONAL OIL AND GAS, INC.
                           CONSOLIDATED BALANCE SHEETS
                            MAY  31,  1999  AND  1998


                                   Assets
                                   ------


                                                      1999         1998
                                                 ------------  -------------
Current assets
  Cash and cash equivalents                      $     1,739   $     35,630
  Accounts receivable                                      -          2,411
  Note receivable, net                                     -        188,500
                                                 ------------  -------------
    Total current assets                               1,739        226,541
                                                 ------------  -------------
Property and equipment
  Oil and gas properties and equipment
    under the full cost method of accounting       3,000,000      7,342,245
  Office furniture and equipment                      27,399          7,399
                                                 ------------  -------------
                                                   3,027,399      7,349,644
  Less:  accumulated depreciation
         and depletion                                (6,417)    (4,196,076)

    Net property and equipment                     3,020,982      3,153,568
                                                 ------------  -------------
Other assets
  Deposits                                             6,726            375
                                                 ------------  -------------
    Total other assets                                 6,726            375
                                                 ------------  -------------
    Total assets                                 $ 3,029,447   $  3,380,484
                                                 ============  =============

See accompanying notes to financial statements.


                                       F3

                      ADAIR INTERNATIONAL OIL AND GAS, INC.
                           CONSOLIDATED BALANCE SHEETS
                            MAY  31,  1999  AND  1998


                        Liabilities & Stockholders' Equity
                        ----------------------------------


                                                1999         1998
                                            ------------  ------------
Current Liabilities
  Note payable                              $    30,380   $          -
  Accounts payable                              198,916        112,326
  Accrued expenses                              248,997         73,688
  Taxes payable                                  37,573         14,262
                                            ------------  ------------
    Total liabilities                           515,866        200,276
                                            ------------  ------------
Contingency (Note 3)

Stockholders' equity
  Common Stock, without par value, at stated
    capital:  Authorized 100,000,000 shares,
    issued and outstanding 45,232,148        11,798,379     10,955,548
  Retained deficit                           (9,284,798)    (7,775,340)
                                            ------------  ------------
   Total stockholders' equity                 2,513,581      3,180,208
                                            ------------  ------------
   Total liabilities and stockholders'
   equity                                   $ 3,029,447   $  3,380,484
                                            ============  ============

See accompanying notes to financial statements.


                                       F4

                  ADAIR INTERNATIONAL OIL AND GAS, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDING MAY 31, 1999 AND 1998


                                               1999           1998
                                           ------------  ------------
Revenue
Oil and gas sales                          $    33,008    $    75,489
                                           ------------  ------------
Costs and expenses
Lease operating expenses                        13,966         24,097
Depreciation and depletion                      60,435        451,434
Interest expense                                 2,268            148
General and administrative                   1,396,887      1,568,202
                                           ------------  ------------
Total costs and expenses                     1,473,556      2,043,881
                                           ------------  ------------
Operating loss                              (1,440,548)    (1,968,392)

Loss on sale of assets                         (68,910)             -
                                           ------------  ------------
Net loss before taxes                      $(1,509,458)   $(1,968,392)
                                           ------------  ------------
Federal income tax expense                           -              -
                                           ------------  ------------
Net loss                                   $(1,509,458)   $ 1,968,392)
                                           ============  ============
Net loss per common share:
Basic and diluted                          $      (.04)   $      (.09)
                                           ------------  ------------

Average number of shares of
 common stock outstanding                    36,621,599    21,118,531
                                           ============  ============

See accompanying notes to financial statements.


                                       F5

                                  ADAIR INTERNATIONAL OIL AND GAS, INC.
                               STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                FOR THE YEARS ENDING MAY 31, 1999 AND 1998

                               Shares                             Additional                     Total
                             Issued and  Preferred     Common      Paid-in       Retained     Stockholders'
                             Outstanding   Stock       Stock       Capital       Earnings       Equity
                             -----------  --------  -----------  ------------  ------------  ------------
Balance at May 31, 1997       10,000,000   60,000   $ 3,000,000  $ 5,896,728   $(5,806,948)  $ 3,149,780
                             -----------  --------  -----------  ------------  ------------  ------------

Change common shares to
 no par value - July, 1997*                           5,896,728   (5,896,728)

Conversion of preferred
  stock                            6,666  (60,000)       60,000

Issuance of common stock      17,933,181              1,998,820                                1,998,820

Net loss                                                                        (1,968,392)   (1,968,392)
                             -----------  --------  -----------  ------------  ------------  ------------

Balance at May 31, 1998       27,939,847             10,955,548                 (7,775,340)    3,180,208

Issuance of common stock
  for cash                     9,470,500                456,697                                  456,697

Issuance of common stock
  for company obligations      7,821,801                386,134                                  386,134

Net loss                                                                        (1,509,458)   (1,509,458)
                             -----------  --------  -----------  ------------  ------------  ------------

Balance at May 31, 1999       45,232,148            $11,798,379  $         -   $(9,284,798)  $ 2,513,581
                             ===========  ========  ===========  ============  ============  ============


*Changed  number  of  shares  authorized  to  100,000,000  common  shares  no  par  value  and  5,000,000 preferred  shares  par  value  $0.01  each.

See accompanying notes to financial statements.

                                       F6

                      ADAIR INTERNATIONAL OIL AND GAS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR  THE  YEARS  ENDING  MAY  31,  1999  AND  1998


                                                           1999          1998
                                                      -------------  ------------
Cash flows from operating activities:
Net loss                                              $(1,509,458)   $(1,968,392)
                                                      -------------  ------------
Adjustments to reconcile net income to net
cash provided by operating activities:
  Decrease in accounts receivable                           2,411         19,398
  (Increase) in note receivable                                 -       (188,500)
  (Increase) in deposits                                   (6,351)          (375)
  Cost of oil and gas properties sold                      68,910
  Increase in accounts payable                             86,590         40,732
  Increase (decrease) in accrued liabilities              175,309            (39)
  Increase in payroll taxes payable                        23,311         14,262
  Depreciation and depletion                               60,435        451,434
 Preferred stock conversion to common stock                    -         (60,000)
  Issuance of stock for expenses and obligation           366,134        563,932
  Allowance for note receivable                           188,500              -
                                                      -------------  ------------
Total adjustments                                         965,249        840,844
                                                      -------------  ------------
Net cash (used in) operating activities                  (544,209)    (1,127,548)
                                                      -------------  ------------
Cash flows from investing activities:
  Payments for purchases of property and equipment              -       (461,885)
  Proceeds from disposition of oil and gas properties      23,241              -
                                                      -------------  ------------
  Net cash from (used in) investing activities             23,241       (461,885)
                                                      -------------  ------------
Cash flows from financing activities:
 Increase in note payable                                  30,380              -
  Additional shares issued                                456,697      1,494,888
                                                      -------------  ------------
  Net cash provided by financing activities               487,077      1,494,888
                                                      -------------  ------------
Net (decrease) in cash during the year                    (33,891)       (94,545)

Cash, beginning of year                                    35,630        130,175
                                                      -------------  ------------
Cash, end of year                                      $    1,739     $   35,630
                                                      =============  ============


Supplemental disclosures of cash flow information
  Cash paid during the year for:

    Interest                                           $    2,268     $      148
                                                      =============  ============
    Income taxes                                       $        0     $        0
                                                      =============  ============

See accompanying notes to financial statements.


                                      F7

                     ADAIR  INTERNATIONAL  OIL  AND  GAS,  INC.
                          NOTES  TO  FINANCIAL  STATEMENTS
                              MAY  31,  1999  AND  1998


NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

The consolidated financial statements include the accounts of Adair International Oil and Gas, Inc. and its wholly owned subsidiary, Adair Colombia Oil and Gas, S.A. All material intercompany balances and transactions have been eliminated in consolidation.

Organization
------------

Adair International Oil and Gas, Inc. (formerly Roberts Oil and Gas, Inc.)("the Company") was incorporated under the laws of the state of Texas on November 7, 1980. On June 16, 1997, a 51% interest in the Company's outstanding common stock was acquired by Adair Oil and Gas International of Canada, a Bahamian Corporation, and the Company name was changed to Adair International Oil and Gas, Inc. The 51% common stock of Adair Oil and Gas International of Canada was subsequently reissued to the individual shareholders. Since inception the Company's primary purpose has been the exploration, development and production of oil and gas properties in the United States. During the year ended May 31, 1997, as described in Note 2, the Company acquired properties located in Colombia. With that acquisition, the primary focus of the Company has shifted to the development of natural gas fired power generation projects.

Going  concern
--------------

The Company incurred net operating losses for the years ending May 31, 1999 and 1998 and currently has negative working capital. The Company has been unable to obtain financing to develop the property described in Note 2. Operating expenses and other financial obligations have been met, primarily, by the issuance of Company stock. There is no assurance that the Company will be able to continue to sell stock to fund operations. These factors create substantial doubt about the Company's ability to continue as a going concern. Management of the Company has a plan to reverse these conditions. The ability of the Company to continue as a going concern is dependent upon their ability to carry out the plan described below.

The Company has responded to losses incurred in the past two years by adopting a new business strategy. With the decline in the oil and gas market in the past two years and the deregulation of the natural gas industry, management has proceeded with the development of natural gas fired power generation projects. The Company looks for the availability of land, power grid, accessibility of water and natural gas when analyzing potential sites. The Company has identified four sites located on Native American Reservations in the Western United States. If successful in developing sites, the Company expects to receive developer fees, carried royalty interests, and the right to invest as an equity partner.

On July 8, 1999 the Company and a major power developer signed an agreement with the Torres Martinez tribe for one of the sites mentioned above for an exclusive option to develop a 540 megawatt facility. The agreement calls for the option to lease property and to conduct a due diligence and feasibility study on the project.

                                       F8

                      ADAIR INTERNATIONAL OIL AND GAS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                              MAY 31, 1999 AND 1998


NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (continued)
-----------------------------------------------------------------------

Going  concern
--------------

On July 28, 1999, the Company signed a joint venture agreement with an exploration and geophysical company for the purpose of acquiring and exploring for oil and gas in the Republic of Yemen. Management believes this alliance, coupled with appropriate financing, will provide additional cash flows for the Company.

The company plans to continue its efforts to acquire equity partners, to make private placements, and to seek both private and government funding for its projects.

The Company believes that the aforementioned strategies will reverse the experience of the past two fiscal years. By capitalizing on the deregulation in the gas market and by partnering with companies which have the expertise and resources complimentary to those of the Company, it is the plan of the Company to realize the economic benefits of its resources and experience, particularly in the Native American and Yemen markets.

Cash  and  cash  equivalents
----------------------------

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Accounts  receivable
--------------------

Accounts receivable resulted from revenues attributable to non-operating interests in domestic oil and gas properties in the year ending May 31, 1998. These receivables were realized incident to the sale of domestic oil and gas properties during the most recent year.

Note  receivable
----------------

The note receivable is the result of the sale of stock for a note and is due from a financial advisory company. The note is in default and has been placed with a collection agency. Management had elected to write off the note in the current year.

Property  and  Equipment
------------------------

The Company follows the full cost method of accounting for its oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including directly related overhead costs, are capitalized.

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects are not amortized until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized.

                                       F9

                      ADAIR INTERNATIONAL OIL AND GAS, INC.
                          NOTES  TO  FINANCIAL  STATEMENTS
                              MAY  31,  1999  AND  1998

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (continued)
-----------------------------------------------------------------------

Property  and  Equipment
------------------------

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

Furniture  and  office  equipment           7  years
Computer  software  and  equipment          5  years

Depreciation expense for the years ending May 31, 1999 and 1998 were $4,243 and $1,386, respectively.

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


Accounts  payable  and  accrued  liabilities
--------------------------------------------

Accounts payable and accrued liabilities are amounts due vendors and consultants and include accrued salaries and expenses.

Income  taxes
-------------

The Company accounts for income taxes pursuant to the asset and liability method of computing deferred income taxes. Deferred tax assets and liabilities are established for the temporary differences between the financial reporting bases and the tax bases of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. When necessary, valuation allowances are established to reduce deferred tax assets to the amount expected to be realized. The Company has not filed federal income tax nor state franchise tax returns for the two most recent years. No provision is made for current or deferred income taxes because the Company has an excess net operating loss carryforward.

                                       F10

                      ADAIR INTERNATIONAL OIL AND GAS, INC.
                          NOTES  TO  FINANCIAL  STATEMENTS
                              MAY  31,  1999  AND  1998

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (continued)
------------------------------------------------------------------------

Significant  Accounting  Adjustments
------------------------------------

The full cost pool was written down by $41,388 in 1998 for domestic properties. The write-down primarily reflects a decrease in the valuation of proved reserves in 1998.

Earnings  Per  Share
--------------------

Basic earnings per share are computed by dividing earnings (loss) by the weighted average number of common shares outstanding adjusted for conversion of common stock equivalents, where applicable, outstanding during the period.

Use  of  Estimates
------------------

Management uses estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates. In 1999 and 1998 the management estimated sales prices, costs, and statutory income tax rates in calculating future net cash flows of proven oil and gas reserves.

NOTE  2  -  OIL  AND  GAS  PROPERTIES
-------------------------------------

On February 27, 1997, the Company entered into an agreement with Geopozos, S.A. ("Geopozos") pursuant to which it agreed to issue shares of its common stock to Geopozos (the "Geopozos Agreement"), subject to approval by the Company's board of directors and to be implemented on May 20, 1997. As part of the Geopozos Agreement the company agreed to issue to Geopozos two million (2,000,000) shares of its common stock and a contingency agreement for $600,000. In connection with the acquisition of those assets, on March 14, 1997, the Company was directed by ROGI International S.A., (a party to the Geopozos Agreement and an unrelated company incorporated under the laws of Panama), to issue the aforementioned two million (2,000,000) shares of its common stock to two entities and four million (4,000,000) shares of its common stock to seven foreign corporations and one individual in exchange for the assets being acquired. The assets which were transferred to the Company in exchange for the contingency agreement of $600,000 and the issuance of shares consisted of 100% of the interest in the Chimichagua Association Contract in Colombia.

The Company received a copy of a letter from Ecopetrol which authorized the assignment of the Association Contract from Geopozos to the Company effective June 29, 1998. Ecopetrol is a government organization of Colombia which regulates oil and gas activity. The terms of all of the transactions relating to the properties in Colombia were based on negotiations by the Company, and the Company believes the terms to be fair and reasonable, but they were not based on independent appraisals.

                                      F11

                      ADAIR INTERNATIONAL OIL AND GAS, INC.
                          NOTES  TO  FINANCIAL  STATEMENTS
                              MAY  31,  1999  AND  1998

NOTE  2  -  OIL  AND  GAS  PROPERTIES  (continued)
--------------------------------------------------

The shares issued in connection with this acquisition were authorized but unissued shares of the company. To date, the Company has not been informed of the relationship or affiliation, if any, among the entities to whom these shares were issued.

On November 6, 1998, the Company executed a memorandum of understanding with Wartsila NSD Ecuador to develop this property. Wartsila wishes to design, obtain financing, construct, own, operate and maintain a power plant with a first stage of 19.3 megawatts with future potential expansion to 50 megawatts. The gas will be supplied by the Company from the Chimichagua gas field. The feasibility study on this project was completed in July, 1999.

At May 31, 1999 the Chimichagua gas field contained proven non-producing gas reserves, as described in Note 9, "Supplemental Oil and Gas Disclosures", which has been recorded at a cost basis of $3,000,000. The gas field was purchased by issuing 6,000,000 common shares valued at $0.50 per share. Pursuant to the purchase agreement, Geopozos may nominate one individual to serve on the Board of Directors and will receive a 2% overriding royalty in all hydrocarbons produced from the properties.

Realization of the value of reserves is contingent upon the Company and its partner, Wartsila, obtaining financing sufficient to fund the development costs. As of September 13, 1999, the financing for the development phase had not been obtained.

NOTE  3  -  REDEEMABLE  CUMULATIVE  CONVERTIBLE  PREFERRED  STOCK
-----------------------------------------------------------------

Prior to May 31, 1997 all preferred shares were converted to common stock, except for 600 shares held by three shareholders. Legal counsel for the Company determined that, pursuant to the preferred stock agreement, the preferred shareholders who failed to convert no longer retained their redemption rights because under the statute of limitations on such circumstances, the Company may convert all remaining preferred shares to common stock at the rate of 166.67 shares of common, subject to adjustment for a 30:1 reverse stock split and the stock dividend on May 12, 1997. In August, 1997, the Company issued approximately 6,666 common shares in redemption of the remaining preferred stock outstanding at May 31, 1997.

NOTE  4  -  STOCK  OPTION
-------------------------

On October 30, 1998, a consultant was extended two options for the purchase of restricted (shares not be sold within twelve months) common stock of the Company as compensation for services rendered. The two options may be exercised at any time within twenty-four months of their extension. The first option was to purchase 500,000 shares of restricted stock for par value of $0.01 each. The first option was exercised concurrently with the offer when the open trading value was $0.0625 per share. It was agreed that this first option was in exchange for consulting services valued at $15,000. The second option was to purchase 500,000 shares of restricted common stock for a price of $0.25 per share.

                                      F12

                      ADAIR INTERNATIONAL OIL AND GAS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                              MAY 31, 1999 AND 1998

NOTE  5  -  NONMONETARY  STOCK  TRANSACTIONS
--------------------------------------------

The  Company issued stock in lieu of cash in transactions summarized as follows:

                                                       Number       Amount of
     Nature  of transaction                          of shares     transaction
     ----------------------                          ---------     ------------

     Consultants                                     3,801,848       $154,767
     Officer's  salary  to  John  W.  Adair            827,014         50,000
     Officer's salary to Jalal Alghani                 827,014         50,000
     Officer's salary to Earl K. Roberts               827,014         50,000
     Administrative  salary  to  William  Petty        405,220         30,000
     Furniture  and  fixtures                          500,000         20,000
     Professional  fees                                385,568         18,341
     Expenses                                          248,123         13,026
                                                     ---------     ------------
     Totals                                          7,821,801        $386,134
                                                     =========     ============

The Company has continued to issue stock in nonmonetary transactions as described above subsequent to the end of the fiscal year.


NOTE  6  -  SALE  OF  DOMESTIC  OIL  AND  GAS  PRODUCTION
---------------------------------------------------------

On March 31, 1999, the Company sold all of its domestic oil and gas interests to Fountain Energy Company for $30,000. This action was consistent with the Company's emphasis on the development of natural gas fired power generation projects as described in its plan to continue.

NOTE  7  -  RELATED  PARTY  TRANSACTIONS
----------------------------------------

As described in Note 2, the Company has not been informed of the relationship or affiliation, if any, of the entities who obtained stock in connection with the Colombian acquisition.

Shareholders of the Company also have interest in Adair Oil and Gas International of Canada with which the Company has had dealings as described more fully in Note 2.

                                      F13

                      ADAIR INTERNATIONAL OIL AND GAS, INC.
                          NOTES  TO  FINANCIAL  STATEMENTS
                              MAY  31,  1999  AND  1998

NOTE  8  -  INCOME  TAXES
-------------------------

The difference between the approximate effective rates presented for federal income taxes and the amounts which would be determined by applying the statutory federal rates for fiscal 1999 and fiscal 1998, to earnings before provision for federal income taxes are presented below:


                                               Years  ended  May  31,
                                       --------------------------------------
                                              1999              1998
                                       -----------------  -------------------
                                        % of                 % of
                                       Pretax               Pretax
                                       Amount     Income    Amount    Income
                                      ----------  ------  -----------  ------
Federal income tax at statutory rate  $(528,310)    35%    $(688,937)   35%
Valuation allowance                     528,310    (35%)     688,937   (35%)
                                      ----------  ------  -----------  ------
Income tax expense                    $       0      0%            0     0%
                                      ==========  ======  ===========  ======

The sources of deferred tax assets are as follows:

                                                 Years  ended  May  31,
                                               -------------------------
                                                   1999         1998
                                               ------------  -----------
Difference between book and tax
depreciation, depletion and amortization, oil
and gas properties                             $        0    $  (51,159)
Note receivable written off                        65,975             0
Effect of net operating losses                  1,151,272       688,937
Valuation allowance                            (1,217,247)     (637,778)
                                               ------------  -----------
Deferred tax assets                            $        0    $        0
                                               ============  ===========

Deferred tax assets result from net operating losses in 1998 forward. Net operating losses incurred in 1997 and prior no longer exist because of a greater than 50% ownership change in 1997. Losses for 1998 and 1999 may be carried forward until 2015 and 2019 respectively, from the year incurred and affect future income. Because of the uncertainty of realization (see Note 1, Going concern) a valuation allowance equal to the deferred tax asset was established by management.

                                      F14

                      ADAIR INTERNATIONAL OIL AND GAS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                            MAY  31,  1999  AND  1998


NOTE  9  -  COMMITMENTS  AND  CONTINGENCIES
-------------------------------------------

Environmental  Contingencies
----------------------------

The oil and gas industry is subject to substantial regulation with respect to the discharge of materials into the environment or otherwise relating to the protection of the oil and gas are regulated by various governmental agencies with respect to the storage and transportation of the hydrocarbons, the use of facilities for processing, recovering and treating the hydrocarbons and the clean up of the sites of the wells. Many of these activities require governmental approvals before they can be undertaken. The costs associated with compliance with the applicable laws and regulations have increased the cost associated with the planning, designing, drilling, installing, operating and plugging or abandoning of wells. To the extent that the company owns an interest in a well it may be responsible for costs of environmental regulation compliance even well after the plugging or abandonment of that well. Management believes that the effect of any environmental contingency will not have a material impact on the Company's financial position.

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

Failure  to  file  reports  under  the  Exchange  Act
-----------------------------------------------------

The Company had filed a registration statement with the Commission under the Securities Act of 1933 in November, 1981, and therefore became subject to the requirement that it file reports thereafter under the Securities Exchange Act of 1934 (the "Exchange Act"). The Company filed reports under the Exchange Act, including annual reports on Form 10-K, during a portion of the 1980's. However, the Company experienced financial difficulties during the mid-1980's due to a downturn in the market for oil and gas and by the late 1980's had become essentially a dormant company. It continued to hold interests in oil and gas wells but was generating very little revenue. Consequently, by 1989 the Company could no longer afford the costs associated with audited financial statements. The Company filed its Form 10-K under the Exchange Act in 1989 without including audited financial statements and continued to make 10-K filings under the Exchange Act without audited financial


                                      F15

                      ADAIR INTERNATIONAL OIL AND GAS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                              MAY 31, 1999 AND 1998

NOTE  9  -  COMMITMENTS  AND  CONTINGENCIES  (continued)
--------------------------------------------------------

statements until the filing of a Form 10-KSB for the fiscal year ended May 31, 1997. During the period that the Company failed to file audited financial statements, it has also failed to comply with other reporting requirements of the Exchange Act with respect to other required reports and proxy statements. During the past fiscal year John W. Adair, Jalal Alghani, and Earl K. Roberts each failed to file four reports on Form 4 concerning receipt of restricted stock received as compensation from the Company. Each of the three officers received 827,014 share of stock valued at $50,000 as compensation.

Lease  Commitments
------------------

On August 10, 1998, the Company executed a lease agreement for office space which began August 1, 1998. Lease payments are $6,351 per month and the lease expires August 31, 2001. On September 15, 1997, the Company leased an apartment for $1,165 per month. This lease expired March 30, 1998 and continues on a month-to-month basis. On August 27, 1997, the Company leased office furniture for $665 per month. This lease expires August 26, 2000. On June 27, 1997, the Company executed an equipment lease agreement for a copier. Lease payments are $100 per month. This lease expires June 27, 2002. The Company leased a color copier for $637 per month beginning May 19, 1998. This lease expires May 19, 2003. On July 31, 1997, the Company leased an automobile for $1,340 per month. This lease expires July 31, 2002.


As  of  May  31,  1999,  future  minimum  lease  payments  are  as  follows:

                              2000        $ 123,096
                              2001          117,111
                              2002           57,957
                              2003           24,404
                              2004           24,624
                                          ---------
                              Total       $ 347,192
                                          =========

Rent expenses for the years ended May 31, 1999 and 1998 were $108,638 and $76,277, respectively.


NOTE  10  -  CONCENTRATIONS
---------------------------

Concentrations  of  Credit  Risk Arising from Cash Deposits in Excess of Insured
--------------------------------------------------------------------------------
Limits
------

The Company maintains a cash balance at a financial institution. The Federal Deposit Insurance Corporation (FDIC) insured up to $100,000 per company. At May 31, 1999 and 1998, the Company's cash balance exceeded FDIC coverage by $0 and $50,129, respectively.

Concentrations  of  Major  Customers
------------------------------------

All the Company's revenues are the result of oil and gas working interests operated by third parties.

                                      F16

                      ADAIR INTERNATIONAL OIL AND GAS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                              MAY 31, 1999 AND 1998

NOTE  11  -  SUBSEQUENT  EVENTS
-------------------------------

Option  to  Lease  and  Develop  Concession
-------------------------------------------

On July 8, 1999 the Company and a major power developer signed an agreement with the Torres Martinez tribe for one of the sites mentioned above for an exclusive option to develop a 540 megawatt facility. The agreement calls for the option to lease property and to conduct a due diligence and feasibility study on the project.

Agreement  with  Partners  in  Exploration
-------------------------------------------

On July 28, 1999, the Company entered into an agreement with Partners in Exploration, L.L.C. to explore certain prospects in Yemen. The parties agreed to equal ownership in the venture.

Feasibility  Study  of  Chimichagua  Gas  Field
-----------------------------------------------

In July, 1999, the feasibility study of the construction of an initial 20 megawatt power plant utilizing the reserves in the Company's Chimichagua gas field was completed. This completed phase 1 of the objectives outlined in the memorandum of understanding between the Company and Wartsila NSD.

                                      F17

                      ADAIR INTERNATIONAL OIL AND GAS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                            MAY  31,  1999  AND  1998


NOTE  12  -  SUPPLEMENTARY  OIL  AND  GAS  INFORMATION (UNAUDITED)
------------------------------------------------------------------

Costs Incurred and Capitalized Costs in Oil and Gas Producing Activities are as follows:


May 31, 1999                             United
------------                             States        Colombia         Total
                                       ----------     ----------     ----------
Oil and Gas Properties                 $        0     $3,000,000     $3,000,000
Less accumulated depletion
  And depreciation                              0              0              0
                                       ----------     ----------     ----------
 Capitalized costs, net                $        0     $3,000,000     $3,000,000
                                       ==========     ==========     ==========
Property and equipment                 $   27,399     $        0     $   27,399
 Less accumulated depreciation              6,417              0          6,417
                                       ----------     ----------     ----------
 Total net property and equipment      $   20,982     $        0     $   20,982
                                       ==========     ==========     ==========
Total net property and equipment       $   20,982     $3,000,000     $3,020,982
                                       ==========     ==========     ==========


May 31, 1998                             United
------------                             States        Colombia         Total
                                       ----------     ----------     ----------

Oil and Gas Properties                 $4,342,245     $3,000,000     $7,342,245
Less accumulated depletion
  And depreciation                     (4,193,902)             0     (4,193,902)
                                       ----------     ----------     ----------
 Capitalized costs, net                $  148,343     $3,000,000     $3,148,343
                                       ==========     ==========     ==========
Property and equipment                 $    7,399     $        0     $    7,399
 Less accumulated depreciation             (2,174)             0         (2,174)
                                       ----------     ----------     ----------
 Total net property and equipment      $    5,225     $        0     $    5,225
                                       ==========     ==========     ==========
Total net property and equipment       $  153,568     $3,000,000     $3,153,568
                                       ==========     ==========     ==========

                                      F18

                      ADAIR INTERNATIONAL OIL AND GAS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                              MAY 31, 1999 AND 1998

NOTE  12  -  SUPPLEMENTARY  OIL  AND  GAS  INFORMATION  (UNAUDITED)  (continued)
--------------------------------------------------------------------------------

The Company incurred no costs in oil and gas property acquisitions, exploration, nor development during the past two fiscal years. Oil and gas depletion expense in 1999 and 1998 was $56,192 and $451,434, respectively.

Presented below is a summary of proved reserves of the Company's oil and gas Properties.

                                               Year  ended  May  31,  1999
                                        --------------------------------------
                                        United
                                        States        Colombia         Total
                                        --------      --------      -----------
OIL (BARRELS)
Proved reserves:
 Beginning of year                         1,351              0          1,351
 Acquisition, exploration and
  development of minerals in place             0              0              0
 Revisions of previous estimates             (42)             0            (42)
 Production                                    0              0              0
Sales of minerals in place                (1,309)             0         (1,309)
                                        --------      --------      -----------
 End of year                                   0              0              0
                                        ========      =========     ===========
GAS (THOUSANDS OF CUBIC FEET)
Proved reserves:
  Beginning of year                      116,102     22,150,000     22,266,102
                                        --------      --------      -----------
  Acquisition, exploration and
  Development of minerals in place             0              0              0
  Revisions of previous estimates              0              0              0
  Production                             (28,595)             0        (28,595)
  Sales of mineral in place              (87,507)             0        (87,507)
                                        --------      --------      -----------
  End of year                                  0     22,150,000     22,150,000
                                        ========      =========     ===========

                                                 Year  ended  May  31,  1998
                                          -------------------------------------
                                          United
                                          States      Colombia        Total
                                        --------    ----------     ------------
OIL (BARRELS)
Proved reserves:
 Beginning of year                           778             0            778
                                        --------    ----------     ------------
 Acquisition, exploration and
  development of minerals in place             0             0              0
 Revisions of previous estimates             668             0            668
 Production                                  (95)            0            (95)
 Sales of minerals in place                    0             0              0
                                        --------    ----------     ------------
 End of year                               1,351             0          1,351
                                        ========    ==========     ============
GAS (THOUSANDS OF CUBIC FEET)
Proved reserves:
  Beginning of year                      124,803    22,150,000     22,274,803
                                        --------    ----------     ------------
  Acquisition, exploration and
  Development of minerals in place             0              0              0
  Revisions of previous estimates         56,287              0         56,287
  Production                             (64,988)             0        (64,988)
  Sales of mineral in place                    0              0              0
                                        --------    ----------     ------------
  End of year                            116,102     22,150,000     22,266,102
                                        ========    ==========     ============

                                      F19

                      ADAIR INTERNATIONAL OIL AND GAS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                              MAY 31, 1999 AND 1998

NOTE 12 - SUPPLEMENTARY OIL AND GAS INFORMATION (UNAUDITED) (continued)
-----------------------------------------------------------------------

STANDARD MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS AND CHANGES THEREIN RELATING TO PROVED OIL AND GAS RESERVES


                                                          1999
                                                          ----
                                          United
                                          States         Colombia       Total
                                         ---------     ------------  -----------
                                                       (US Dollars)
Future cash inflows                      $       0     $27,647,500  $27,647,500
Future production costs                          0      (7,865,130)  (7,865,130)
Future development costs                         0      (6,956,000)  (6,956,000)
Future income tax expenses                       0      (4,210,006)  (4,210,006)
                                         ---------     ------------  -----------
Future net cash flows                            0       8,616,364    8,616,364
10 percent annual discount for
  estimated timing of cash flows                 0      (4,652,836)  (4,652,836)
                                         ---------     ------------  ----------
Standard measure of discounted
  Future net cash flows                  $       0     $ 3,963,528   $3,963,528
                                         =========     ============  ==========

                                                          1998
                                                          ----
                                          United
                                          States         Colombia       Total
                                         ---------     ------------  -----------
                                                       (US Dollars)
Future cash inflows                     $  250,138     $27,647,500  $27,897,638
Future production costs                    (90,052)     (7,865,130)  (7,955,182)
Future development costs                         0      (7,400,000)  (7,400,000)
Future income tax expenses                 (17,943)    _(4,210,006)  (4,227,949)
                                         ---------     ------------  ----------
Future net cash flows                      142,143       8,172,364    8,314,507
10 percent annual discount for
  estimated timing of cash flows           (25,717)     (4,429,421)  (4,455,138)
                                         ---------     ------------  -----------
Standardized measure of discounted
  Future net cash flows                 $  116,426     $ 3,742,943   $3,859,369
                                         =========     ============  ==========

                                      F20

                      ADAIR INTERNATIONAL OIL AND GAS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                            MAY  31,  1999  AND  1998


NOTE 12 - SUPPLEMENTARY OIL AND GAS INFORMATION (UNAUDITED) (continued)

The following are the principal sources of changes in the measure of discounted future net cash flows during 1999 and 1998:


                                                        1999
                                         United
                                         States        Colombia         Total
                                       ----------    ------------   -----------
                                                     (US Dollars)
Balance at beginning of year           $  216,426     $ 6,796,500   $ 7,012,926
Acquisitions, discoveries and extension         0               0             0
Sales and transfers of oil and gas
  produced, net of production costs       (19,042)              0       (19,042)
Changes in estimated future
  development costs                             0               0             0
Net changes in prices, net of production
  costs                                         0               0             0
Sales of reserves in place                (23,290)              0       (23,290)
Development costs incurred during the
  period                                        0               0             0
Changes in production rates and other           0               0             0
Revisions of previous estimates          (174,094)              0      (174,094)
Accretion of discount                           0               0             0
Net change in income taxes                     0      (2,832,972)    (2,832,972)
                                       ----------    ------------   -----------
Balance at end of year                 $        0     $ 3,963,528   $ 3,963,528
                                       ==========    ============   ===========


                                                        1998
                                         United
                                         States        Colombia         Total
                                       -----------  --------------  ------------
Balance at beginning of year           $  139,695   $   6,796,500   $ 6,936,195
Acquisitions, discoveries and extension         0               0             0
Sales and transfers of oil and gas
  produced, net of production costs       (13,736)              0       (13,736)
Changes in estimated future
  development costs                             0               0             0
Net changes in prices, net of production
  costs                                         0               0             0
Sales of reserves in place                      0               0             0
Development costs incurred during the
  period                                        0               0             0
Changes in production rates and other           0               0             0
Revisions of previous quantity estimates  111,824               0       111,824
Accretion of discount                           0               0             0
Net change in income taxes                (21,357)     (3,053,557)   (3,074,914)
                                       -----------  --------------  ------------
Balance at end of year                 $  216,426   $   3,742,943   $ 3,959,369
                                       ===========  ==============  ============

                                      F21