Form 10QSB
period 1999-08-31
ADAIR INTERNATIONAL OIL & GAS INC
filed 1999-10-07
CIK 355300

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              _____________________


                                   FORM 10-QSB



[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended August 31, 1999


[   ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act  of  1934


                        Commission File Number: 000-10056


                       ADAIR INTERNATIONAL OIL AND GAS, INC.

                              (A Texas Corporation)

                  I.R.S. Employer Identification No. 74-2142545



                            3000 Richmond, Suite 100
                              Houston, Texas  77098
                            Telephone: (713) 621-8241




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [ X ] No [   ]

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: with no par value Common Stock 50,640,724 shares outstanding on August 31, 1999.

Transitional small business disclosure format: Yes [   ] No [ X ]

                       ADAIR INTERNATIONAL OIL AND GAS, INC.
                              Report on Form 10-QSB
                    For the Three Months Ended August 31, 1999


                                      INDEX

PART I.  FINANCIAL INFORMATION                                          Page No.

         ITEM 1.  Financial Statements

         Consolidated Balance Sheets
         August 31, 1999 and 1998...........................................  3

         Consolidated Statements of Operations
         Three Months Ended August 31, 1999 and 1998........................  4

         Consolidated Statements of Cash Flows
         Three Months Ended August 31, 1999 and 1998 .......................  5

         Notes to Consolidated Financial Statements ........................  6

         ITEM 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ......................  8

PART II..OTHER INFORMATION

         ITEM 1.  Legal Proceedings ........................................ 10

         ITEM 2.  Change in Securities ..................................... 10

         ITEM 3.  Quantitative and Qualitative Disclosures
                  about Market Risk......................................... 10

         ITEM 4.  Submission of Matters to a Vote of Security Holders ...... 10

         ITEM 5.  Other Information ........................................ 10

         ITEM 6.  Exhibits and Reports on Form 8-K ......................... 11


Signatures ................................................................. 11

PART I.

ITEM 1.     FINANCIAL STATEMENTS


                       ADAIR INTERNATIONAL OIL AND GAS, INC.
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                             August 31, 1999 and 1998
                                  (unaudited)

                                                           1999          1998
                                                       ------------  -----------

                                     ASSETS
Current assets:
  Cash and cash equivalents .......................... $    26,324   $       --
  Accounts receivable ................................          --        3,075
  Note receivable, net ...............................          --      188,500
                                                       ------------  -----------
          Total current assets .......................      26,324      191,575
                                                       ------------  -----------

Property and equipment
  Oil and gas properties and equipment ...............   3,000,000    7,287,043
  Unproved oil and gas properties ....................          --       55,202
  Office furniture and equipment .....................      27,399        7,399
                                                       ------------  -----------
                                                         3,027,399    7,349,644
  Less accumulated depreciation and depletion ........      (7,478)  (4,215,153)
                                                       ------------  -----------
          Total assets ...............................   3,019,921    3,134,491
                                                       ------------  -----------
Other assets:
  Deposits ...........................................       6,726          375
                                                       ------------  -----------
          Total assets ............................... $ 3,052,971   $3,326,441
                                                       ============  ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Bank overdrafts ................................. .. $        --   $   20,868
  Note payable     ...................................      31,114           --
  Accounts payable ...................................      92,937      131,768
  Accrued liabilities ................................     250,170      100,198
  Taxes payable ......................................      31,221           --
                                                       ------------  -----------
          Total current liabilities ..................     405,442      252,834
                                                       ------------  -----------

Stockholders' equity:
  Common stock, with no par value per share ..........  12,162,799   11,168,899
  Retained deficit ...................................  (9,515,270)  (8,165,998)
                                                       ------------  -----------
          Total stockholders' equity .................   2,647,529    3,073,607
                                                       ------------  -----------
          Total liabilities and stockholders' equity . $ 3,052,971   $3,326,441
                                                       ============  ===========



See accompanying notes to consolidated financial statements.

                       ADAIR INTERNATIONAL OIL AND GAS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                For the Three Months Ended August 31, 1999 and 1998
                                  (unaudited)


                                                           1999          1998
                                                       ------------  -----------

Revenues:
  Oil and gas sales .................................. $        --   $   16,346
                                                       ------------  -----------

Costs and expenses
  Lease operating expense ............................          --        4,900
  Depreciation, depletion, and amortization ..........       1,061       19,078
  Interest expense ...................................         735           --
  General and administrative expenses ................     228,677      383,028
                                                       ------------  -----------
          Total costs and expenses ...................     230,473      408,006
                                                       ------------  -----------
Operating loss before income taxes ...................    (230,473)    (390,658)
Federal income tax expense                                      --           --
                                                       ------------  -----------
Net loss ............................................. $  (230,473)  $ (390,658)
                                                       ============  ===========

Net loss per common share:
Basic and diluted .................................... $      (.01)  $     (.03)
                                                       ------------  -----------




See accompanying notes to consolidated financial statements.

                       ADAIR INTERNATIONAL OIL AND GAS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Three Months Ended August 31, 1999 and 1998
                                  (unaudited)

                                                         1999          1998
                                                      ------------  ------------
Cash flows from operating activities:
  Net loss .......................................... $  (230,473)  $  (390,658)
  Adjustments to reconcile net income to net
   cash provided by operating activities:
  Depreciation and amortization .....................       1,061        19,077
  Change in operating assets and liabilities ........    (111,880)       31,026
  Issuance of stock for expenses and obligations ....     171,538        86,022
                                                      ------------  ------------
       Net used by operating activities .............    (169,754)     (254,533)
                                                      ------------  ------------

Cash flows from investing activities ................          --            --
                                                      ------------  ------------
       Net cash flows from investing activities .....          --            --
                                                      ------------  ------------

Cash flows from financing activities:
  Increase in note payable ..........................         735
  Proceeds from the sale of common stock ............     193,604       198,035
                                                      ------------  ------------
       Net cash provided by financing activities ....     194,339       198,035
                                                      ------------  ------------

Net change in cash and cash equivalents .............      24,585       (56,498)
Cash and cash equivalents, beginning of period ......       1,739        35,630
                                                      ------------  ------------
Cash and cash equivalents, end of period ............ $    26,324   $   (20,868)
                                                      ============  ============

Cash paid during the period for:
  Interest .......................................... $        --   $        --
  Income taxes ...................................... $        --   $        --


See accompanying notes to consolidated financial statements.

                      ADAIR  INTERNATIONAL  OIL  AND  GAS,  INC.
                   NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                               AUGUST  31,  1999

NOTE  1.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
------------------------------------------------------

BASIS OF INTERIM PRESENTATION -- THE CONSOLIDATED FINANCIAL STATEMENTS INCLUDE THE ACCOUNTS OF ADAIR INTERNATIONAL OIL AND GAS, INC. AND ITS WHOLLY OWNED SUBSIDIARY, ADAIR COLOMBIA OIL AND GAS, S.A. ALL MATERIAL INTERCOMPANY BALANCES AND TRANSACTIONS HAVE BEEN ELIMINATED IN CONSOLIDATION.

ORGANIZATION -- ADAIR INTERNATIONAL OIL AND GAS, INC., (FORMERLY ROBERTS OIL AND GAS, INC.)("THE COMPANY") WAS INCORPORATED UNDER THE LAWS OF THE STATE OF TEXAS ON NOVEMBER 7, 1980. ON JUNE 16, 1997, A 51% INTEREST IN THE COMPANY'S OUTSTANDING COMMON STOCK WAS ACQUIRED BY ADAIR OIL AND GAS INTERNATIONAL OF CANADA, A BAHAMIAN CORPORATION, AND THE COMPANY NAME WAS CHANGED TO ADAIR INTERNATIONAL OIL AND GAS, INC. THE 51% COMMON STOCK OF ADAIR OIL AND GAS INTERNATIONAL OF CANADA WAS SUBSEQUENTLY REISSUED TO THE INDIVIDUAL SHAREHOLDERS. SINCE INCEPTION THE COMPANY'S PRIMARY PURPOSE HAS BEEN THE EXPLORATION, DEVELOPMENT AND PRODUCTION OF OIL AND GAS PROPERTIES IN THE UNITED STATES. DURING THE YEAR ENDED MAY 31, 1997, AS DESCRIBED IN NOTE 2, THE COMPANY ACQUIRED PROPERTIES LOCATED IN COLOMBIA. WITH THAT ACQUISITION, THE PRIMARY FOCUS OF THE COMPANY HAS SHIFTED TO THE DEVELOPMENT OF NATURAL GAS FIRED POWER GENERATION PROJECTS.

CASH AND CASH EQUIVALENTS -- THE COMPANY CONSIDERS ALL HIGHLY LIQUID INVESTMENTS WITH A MATURITY OF THREE MONTHS OR LESS WHEN PURCHASED TO BE CASH EQUIVALENTS.

ACCOUNTS RECEIVABLE -- ACCOUNTS RECEIVABLE RESULTED FROM REVENUES ATTRIBUTABLE TO NON-OPERATING INTERESTS IN DOMESTIC OIL AND GAS PROPERTIES WHICH WERE SOLD IN THE YEAR ENDING MAY 31, 1999.

NOTE RECEIVABLE -- THE NOTE RECEIVABLE IS THE RESULT OF THE SALE OF STOCK FOR A NOTE AND IS DUE FROM A FINANCIAL ADVISORY COMPANY. THE NOTE IS IN
DEFAULT AND HAS BEEN PLACED WITH A COLLECTION AGENCY. MANAGEMENT ELECTED TO WRITE OFF THE NOTE IN THE PREVIOUS FISCAL YEAR.

OIL AND GAS PROPERTIES -- THE COMPANY FOLLOWS THE FULL COST METHOD OF ACCOUNTING FOR ITS OIL AND GAS PROPERTIES. ACCORDINGLY, ALL COSTS ASSOCIATED WITH ACQUISITION, EXPLORATION AND DEVELOPMENT OF OIL AND GAS RESERVES, INCLUDING DIRECTLY RELATED OVERHEAD COSTS, ARE CAPITALIZED. ALL CAPITALIZED COSTS OF OIL AND GAS PROPERTIES, INCLUDING THE ESTIMATED FUTURE COSTS TO DEVELOP PROVED RESERVES, ARE AMORTIZED ON THE UNIT-OF-PRODUCTION METHOD USING ESTIMATES OF PROVED RESERVES. INVESTMENTS IN UNPROVED PROPERTIES AND MAJOR DEVELOPMENT PROJECTS ARE NOT AMORTIZED UNTIL IMPAIRMENT OCCURS. IF THE RESULTS OF AN ASSESSMENT INDICATE THAT THE PROPERTIES ARE IMPAIRED, THE AMOUNT OF THE IMPAIRMENT IS ADDED TO THE CAPITALIZED COSTS TO BE AMORTIZED.

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

                      ADAIR  INTERNATIONAL  OIL  AND  GAS,  INC.
              NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (CONTINUED)
                               AUGUST  31,  1999

PROPERTY AND EQUIPMENT -- THE COST OF OTHER CATEGORIES OF PROPERTY AND EQUIPMENT ARE CAPITALIZED AT COST AND DEPRECIATED USING THE "STRAIGHT-LINE" METHOD OVER THEIR ESTIMATED USEFUL LIVES FOR FINANCIAL STATEMENT PURPOSES AS FOLLOWS:

FURNITURE  AND  OFFICE  EQUIPMENT           7  YEARS
COMPUTER  SOFTWARE  AND  EQUIPMENT          5  YEARS

DEPRECIATION AND AMORTIZATION EXPENSE FOR THE THREE MONTHS ENDING AUGUST 31, 1999 AND 1998 WERE $1,061 AND $19,078, RESPECTIVELY.

INCOME TAXES -- THE COMPANY ACCOUNTS FOR INCOME TAXES PURSUANT TO THE ASSET AND LIABILITY METHOD OF COMPUTING DEFERRED INCOME TAXES. DEFERRED TAX ASSETS AND LIABILITIES ARE ESTABLISHED FOR THE TEMPORARY DIFFERENCES BETWEEN THE FINANCIAL REPORTING BASES AND THE TAX BASES OF THE COMPANY'S ASSETS AND LIABILITIES AT ENACTED TAX RATES EXPECTED TO BE IN EFFECT WHEN SUCH AMOUNTS ARE REALIZED OR SETTLED. WHEN NECESSARY, VALUATION ALLOWANCES ARE ESTABLISHED TO REDUCE DEFERRED TAX ASSETS TO THE AMOUNT EXPECTED TO BE REALIZED. NO PROVISION IS MADE FOR CURRENT OR DEFERRED INCOME TAXES BECAUSE THE COMPANY HAS AN EXCESS NET OPERATING LOSS CARRYFORWARD.

NOTE  2.     COMMITMENTS  AND  CONTINGENCIES
--------------------------------------------

ENVIRONMENTAL CONTINGENCIES -- THE OIL AND GAS INDUSTRY IS SUBJECT TO SUBSTANTIAL REGULATION WITH RESPECT TO THE DISCHARGE OF MATERIALS INTO THE ENVIRONMENT OR OTHERWISE RELATING TO THE PROTECTION OF THE OIL AND GAS ARE REGULATED BY VARIOUS GOVERNMENTAL AGENCIES WITH RESPECT TO THE STORAGE AND TRANSPORTATION OF THE HYDROCARBONS, THE USE OF FACILITIES FOR PROCESSING, RECOVERING AND TREATING THE HYDROCARBONS AND THE CLEAN UP OF THE SITES OF THE WELLS. MANY OF THESE ACTIVITIES REQUIRE GOVERNMENTAL APPROVALS BEFORE THEY CAN BE UNDERTAKEN. THE COSTS ASSOCIATED WITH COMPLIANCE WITH THE APPLICABLE LAWS AND REGULATIONS HAVE INCREASED THE COST ASSOCIATED WITH THE PLANNING, DESIGNING, DRILLING, INSTALLING, OPERATING AND PLUGGING OR ABANDONING OF WELLS. TO THE EXTENT THAT THE COMPANY OWNS AN INTEREST IN A WELL IT MAY BE RESPONSIBLE FOR COSTS OF ENVIRONMENTAL REGULATION COMPLIANCE
EVEN  WELL  AFTER  THE  PLUGGING  OR  ABANDONMENT  OF  THAT  WELL.   MANAGEMENT
BELIEVES  THAT  THE  EFFECT  OF  ANY  ENVIRONMENTAL  CONTINGENCY WILL NOT HAVE A
MATERIAL  IMPACT  ON  THE  COMPANY'S  FINANCIAL  POSITION.

NOTE  3.     NONMONETARY  TRANSACTIONS
--------------------------------------

DURING THE QUARTER ENDED AUGUST 31, 1999, THE COMPANY ISSUED 2,337,898 SHARES OF COMMON STOCK VALUED AT $170,814.86. INCLUDED IN THESE SHARES WERE 574,997 SHARES VALUED AT $45,000 WHICH WERE ISSUED TO THREE OFFICERS AND DIRECTORS OF THE COMPANY AS COMPENSATION.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES MENTIONED ELSEWHERE IN THIS REPORT.

INFORMATION  REGARDING  FACTORS  AFFECTING  FORWARD-LOOKING  STATEMENTS
-----------------------------------------------------------------------

THE COMPANY IS INCLUDING THE FOLLOWING CAUTIONARY STATEMENT IN THIS FORM 10-QSB TO MAKE APPLICABLE AND TAKE ADVANTAGE OF THE SAFE HARBOR PROVISION OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 FOR ANY FORWARD-LOOKING STATEMENTS MADE BY, OR ON BEHALF OF, THE COMPANY. FORWARD-LOOKING STATEMENTS CONCERNING PLANS, OBJECTIVES, GOALS, STRATEGIES, FUTURE EVENTS OR PERFORMANCE AND UNDERLYING ASSUMPTIONS AND OTHER STATEMENTS WHICH ARE OTHER THAN STATEMENTS OF HISTORICAL FACTS. CERTAIN STATEMENTS IN THIS FORM 10-QSB ARE FORWARD-LOOKING STATEMENTS. WORDS SUCH AS "EXPECTS," "ANTICIPATES," "ESTIMATES" AND SIMILAR EXPRESSIONS ARE INTENDED TO INDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED. SUCH RISKS AND UNCERTAINTIES ARE SET FORTH BELOW. THE COMPANY'S EXPECTATIONS, BELIEFS AND PROJECTIONS ARE EXPRESSED IN GOOD FAITH AND ARE BELIEVED BY THE COMPANY TO HAVE A REASONABLE BASIS, INCLUDING WITHOUT LIMITATION, MANAGEMENT'S EXAMINATION OF HISTORICAL OPERATING TRENDS, DATA CONTAINED IN THE COMPANY'S RECORDS AND OTHER DATA AVAILABLE FROM THIRD PARTIES, BUT THERE CAN BE NO ASSURANCE THAT MANAGEMENT'S EXPECTATION, BELIEVES OR PROJECTIONS WILL RESULT, BE ACHIEVED, OR BE ACCOMPLISHED. IN ADDITION TO OTHER FACTORS AND MATTERS DISCUSSED ELSEWHERE HEREIN, THE FOLLOWING ARE IMPORTANT FACTORS THAT, IN THE VIEW OF THE COMPANY, COULD CAUSE MATERIAL ADVERSE AFFECTS ON THE COMPANY'S FINANCIAL CONDITION AND RESULTS OF OPERATIONS: THE ABILITY OF THE COMPANY TO MAINTAIN ITS RIGHTS IN ITS OIL AND GAS INTERESTS AND PROPERTIES; THE ABILITY OF THE COMPANY TO OBTAIN ACCEPTABLE FORMS AND AMOUNTS OF FINANCING TO FUND PLANNED PROSPECT ACQUISITION, EXPLORATION, DEVELOPMENT, PRODUCTION, MARKETING AND OTHER EXPANSION EFFORTS; THE MARKET FOR ELECTRICAL POWER UNDER DE-REGULATION; THE GLOBAL MARKET FOR OIL AND GAS; THE POLITICAL CLIMATE IN NATIONS WHERE THE COMPANY MAY HAVE INTERESTS AND PROPERTIES; THE ABILITY TO ENGAGE THE SERVICES OF SUITABLE ENERGY INDUSTRY SERVICE PROVIDERS; COMPETITIVE FACTORS; AND THE EFFECT OF BUSINESS INTERRUPTION DUE TO POLITICAL UNREST. THE COMPANY HAS NO OBLIGATION TO UPDATE OR REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT THE OCCURRENCE OF FUTURE EVENTS OR CIRCUMSTANCES.

LIQUIDITY  AND  CAPITAL  RESOURCES
-------------------------------

CASH USED BY OPERATIONS DURING THE QUARTER ENDED AUGUST 31, 1999 WAS $169,754. THE COMPANY SOLD ADDITIONAL COMMON SHARES TO RAISE WORKING CAPITAL. AS INDICATED BELOW, THE PLAN OF THE COMPANY IS TO CONCENTRATE ITS EFFORTS ON THE PROJECTS THAT ARE CURRENTLY IN PROCESS. MANAGEMENT BELIEVES THESE EFFORTS WILL GENERATE WORKING CAPITAL SUFFICIENT TO CONTINUE OPERATIONS AND DEVELOP ALL ONGOING PROJECTS. THERE IS NO ASSURANCE THAT THE COMPANY WILL BE SUCCESSFUL IN THESE EFFORTS.


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

RESULTS  OF  OPERATIONS
---------------------

THE FOLLOWING SUMMARY OF THE COMPANY'S FINANCIAL POSITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, THE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, AND THE COMPANY'S AUDITED FINANCIAL STATEMENTS FOR THE YEAR ENDED MAY 31, 1999, INCLUDED IN THE 10-KSB.

THE FOLLOWING SUMMARIZES OIL AND GAS REVENUES AND OPERATING EXPENSE FOR THE THREE MONTHS ENDED AUGUST 31, 1999 AND 1998:

                                                           1999          1998
                                                       -----------   -----------

Oil and gas sales..................................... $      --     $    16,346
Lease operating expense              ................ .       --           4,900
                                                       -----------   -----------
Operating Income.......................................$      --     $    11,446
                                                       ===========   ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

THE FOLLOWING REFLECTS THE COMPANY'S CUMULATIVE COSTS IN OIL AND GAS PROPERTIES AT THE QUARTERS ENDING AUGUST 31, 1999 AND 1998:

                                                           1999         1998
                                                       -----------  ------------

OIL  AND  GAS  PROPERTIES  AT  FULL  COST:
  OIL  AND  GAS  PROPERTIES  AND  EQUIPMENT            $ 3,000,000  $ 7,287,043
  UNPROVED  OIL  AND  GAS  PROPERTIES                           --       55,202
  LESS  ACCUMULATED  DEPRECIATION  AND  DEPLETION               --   (4,215,153)
                                                       -----------  ------------
                                                       $ 3,000,000  $ 3,127,092
                                                       ===========  ============

THE DECREASE IN OIL AND GAS REVENUES, EXPENSES, AND OIL AND GAS PROPERTIES IS A RESULT OF THE COMPANY'S SALE OF ITS DOMESTIC PRODUCTION IN MARCH, 1999. THE REDUCTION IN TOTAL DEPRECIATION, DEPLETION, AND AMORTIZATION FROM $19,076 TO $1,060 AS INDICATED IN THE CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS WAS, ALSO, DUE TO THE DISPOSITION OF THE DOMESTIC PRODUCTION.

INTEREST EXPENSE WAS INCURRED IN THE PAST QUARTER AS A RESULT OF AN INTEREST BEARING OBLIGATION WHICH OCCURRED SUBSEQUENT TO THE SAME PERIOD IN THE PRIOR YEAR.

GENERAL AND ADMINISTRATIVE EXPENSES DECLINED FROM $383,028 TO $228,677 OR A NET OF $154,351 COMPARED TO THE SAME PERIOD FOR THE PREVIOUS YEAR. THE DECREASE OCCURRED, PRIMARILY, DUE TO DECREASES IN CONSULTING AND PROFESSIONAL FEES AND TRAVEL EXPENSE.

THE NET LOSS FOR THE QUARTER ENDED AUGUST 31, 1999 WAS ($230,473) OR ($0.01) PER SHARE WITH NO REVENUES COMPARED TO A LOSS OF ($390,658) OR ($0.02) PER SHARE ON REVENUES OF $16,346 FOR THE SAME PERIOD IN THE PREVIOUS YEAR.

PART  II.     OTHER  INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS.

REFERENCE IS MADE TO PART II, ITEM 7, NOTE 9, COMMITMENTS AND CONTINGENCIES, LEGAL PROCEEDINGS, ON PAGE F15 OF THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED MAY 31, 1999.

ITEM  2.     CHANGE  IN  SECURITIES.

     NONE.

ITEM  3.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK.

REFERENCE IS MADE TO PART I, ITEM 1, RISK FACTORS, ON PAGES 3-5 OF THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED MAY 31, 1999.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     NONE.

ITEM  5.     OTHER  INFORMATION.

     NONE.

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K.

REFERENCE IS MADE TO THE COMPANY'S REPORT ON FORM 8-K FILED AUGUST 24, 1999 AND RELATED AMENDMENT NO. 1 DATED JULY 2, 1999 AND FILED AUGUST 31, 1999.

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES AND EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

ADAIR  INTERNATIONAL  OIL  AND  GAS,  INC.

BY  /S/  JOHN  W.  ADAIR
    -----------------------------------------
    JOHN  W.  ADAIR,  CHAIRMAN  AND  DIRECTOR

PURSUANT TO THE REQUIREMENTS OF THE EXCHANGE ACT, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED:

SIGNATURE                         TITLE                  DATE
----------------------  --------------------------  ----------------

/S/  JOHN  W.  ADAIR    CHAIRMAN  OF  THE  BOARD    OCTOBER  7, 1999
----------------------  CHIEF  EXECUTIVE  OFFICER,
JOHN  W.  ADAIR         AND  DIRECTOR


/S/  EARL  K.  ROBERTS  PRESIDENT  AND DIRECTOR     OCTOBER 7, 1999
----------------------
EARL  K.  ROBERTS


/S/  JALAL  ALGHANI     CHIEF  FINANCIAL  OFFICER   OCTOBER  7, 1999
----------------------
JALAL  ALGHANI