Form 10QSB
period 1999-11-30
ADAIR INTERNATIONAL OIL & GAS INC
filed 2000-01-14
CIK 355300

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------


                                   FORM 10-QSB



[X]   QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(D)  OF THE  SECURITIES
          EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED NOVEMBER 30, 1999


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

                                Yes [ X ] No [   ]

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: with no par value Common Stock 55,735,368 shares outstanding on November 30, 1999.

Transitional small business disclosure format: Yes [   ]  No [ X ]

                      ADAIR INTERNATIONAL OIL AND GAS, INC.
                              REPORT ON FORM 10-QSB
              FOR  THE  SIX  MONTHS  ENDED  NOVEMBER  30,  1999



                                      INDEX


PART I.  FINANCIAL INFORMATION                                          Page No.

         ITEM 1.  Financial Statements

         Consolidated Balance Sheets
         November 30, 1999 and 1998.........................................  3

         Consolidated Statements of Operations
         Six Months Ended November 30, 1999 and 1998........................  4

         Consolidated Statements of Cash Flows
         Six Months Ended November 30, 1999 and 1998 .......................  5

         Notes to Consolidated Financial Statements ........................  6

         ITEM 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ......................  8

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

         ITEM 4.  Submission of Matters to a Vote of Security Holders ...... 10

         ITEM 5.  Other Information ........................................ 10

         ITEM 6.  Exhibits and Reports on Form 8-K ......................... 11


Signatures ................................................................. 11

PART I.

ITEM 1.     FINANCIAL STATEMENTS

                       ADAIR INTERNATIONAL OIL AND GAS, INC.
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                             November 30, 1999 and 1998
                                  (unaudited)


                                                           1999          1998
                                                       -----------   -----------
                                     ASSETS
Current assets:
  Cash and cash equivalents .......................... $    27,249   $      --
  Accounts receivable ................................        --           3,776
  Note receivable, net ...............................        --         188,500
                                                       -----------   -----------
          Total current assets .......................      27,249       192,276
                                                       -----------   -----------

Property and equipment
  Oil and gas properties and equipment ...............   3,000,000     7,287,043
  Unproved oil and gas properties ....................        --          55,202
  Office furniture and equipment .....................      27,399         7,399
                                                       -----------   -----------
                                                         3,027,399     7,349,644
  Less accumulated depreciation and depletion ........      (8,539)   (4,234,230)
                                                       -----------   -----------
          Total assets ...............................   3,018,860     3,115,414
                                                       -----------   -----------
Other assets:
  Deposits ...........................................       6,726           375
                                                       -----------   -----------
          Total assets ............................... $ 3,052,835   $ 3,308,065
                                                       ===========   ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Bank overdrafts ................................. .. $      --     $    26,495
  Note payable     ...................................      31,767          --
  Accounts payable ...................................      61,853       142,867
  Accrued liabilities ................................     295,123       137,037
  Taxes payable ......................................       8,022          --
                                                       -----------   -----------
          Total current liabilities ..................     396,765       306,399
                                                       -----------   -----------

Stockholders' equity:
  Common stock, with no par value per share ..........  12,614,509    11,666,649
  Retained deficit ...................................  (9,958,439)   (8,664,983)
                                                       -----------   -----------
          Total stockholders' equity .................   2,656,070     3,001,666
                                                       -----------   -----------
          Total liabilities and stockholders' equity . $ 3,052,835   $ 3,308,065
                                                       ===========   ===========

See accompanying notes to consolidated financial statements.

                       ADAIR INTERNATIONAL OIL AND GAS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            For the Three and Six Months Ended November 30, 1999 and 1998
                                  (unaudited)


                           Three Months   Three Months   Six Months    Six Months
                              Ending        Ending        Ending        Ending
                            November 30,   November 30,  November 30,  November 30,
                               1999          1998          1999          1998
                           -----------   -----------   -----------   -----------
Revenues:
  Oil and gas sales .......$      --     $     7,873.. $      --     $    24,221


Costs and expenses
  Lease operating expense .$      --     $     6,344          --          11,244
  Depreciation, depletion,
   and amortization .......      1,061        19,078         2,122        38,156
  Interest expense ........        652          --           1,387          --
  General and
   Administrative expenses.    441,456       481,436       670,134       864,464
                           -----------   -----------   -----------   -----------
          Total costs and
           expenses .......    443,169...    506,858...    673,643       913,864
                           -----------   -----------   -----------   -----------
Operating loss before
 income taxes .............   (443,169)     (498,985)     (673,643)     (889,643)
Federal income tax expense        --            --            --            --
                           -----------   -----------   -----------   -----------
Net loss ..................$..(443,169)..$..(498,985). $  (673,643)  $  (889,643)
                           ===========   ===========   ===========   ===========

Net loss per common share:
Basic and diluted .........$      (.01)..$      (.01). $      (.01)  $      (.03)
                           -----------   -----------   -----------   -----------

See accompanying notes to consolidated financial statements.

                      ADAIR INTERNATIONAL OIL AND GAS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED NOVEMBER 30, 1999 AND 1998
                                (UNAUDITED)



                                                         1999          1998
                                                      -----------   -----------

Cash flows from operating activities:
  Net loss .......................................... $  (673,643)  $  (889,643)
  Adjustments to reconcile net income to net
   cash provided by operating activities:
  Depreciation and amortization .....................       1,061        38,154
  Change in operating assets and liabilities ........     210,729        78,263
  Issuance of stock for expenses and obligations ....     264,686       408,390
                                                      -----------   -----------
       Net used by operating activities .............    (197,167)     (364,836)
                                                      -----------   -----------

Cash flows from investing activities ................        --            --
                                                      -----------   -----------
       Net cash flows from investing activities .....        --            --
                                                      -----------   -----------

Cash flows from financing activities:
  Increase in note payable ..........................         653
  Proceeds from the sale of common stock ............     222,024       302,711
                                                      -----------   -----------
       Net cash provided by financing activities ....     222,677       302,711
                                                      -----------   -----------

Net change in cash and cash equivalents .............      25,510       (62,125)
Cash and cash equivalents, beginning of period ......       1,739        35,630
                                                      -----------   -----------
Cash and cash equivalents, end of period ............ $    27,249   $   (26,495)
                                                      ===========   ===========

Cash paid during the period for:
  Interest .......................................... $     1,388   $      --
  Income taxes ...................................... $      --     $      --


See accompanying notes to consolidated financial statements.

                      ADAIR INTERNATIONAL OIL AND GAS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               November 30, 1999

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

                        ADAIR INTERNATIONAL OIL AND GAS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                               November 30, 1999

Property and equipment -- The cost of other categories of property and equipment are capitalized at cost and depreciated using the "straight-line" method over their estimated useful lives for financial statement purposes as follows:

Furniture  and  office  equipment           7  years
Computer  software  and  equipment          5  years

Depreciation and amortization expense for the six months ending November 30, 1999 and 1998 were $2,122 and $38,154, respectively.

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

Note  2.     Commitments  and  Contingencies
--------     -------------------------------

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

Note  3.     Nonmonetary  Transactions
--------     -------------------------

During the six months ended November 30, 1999, the Company issued 5,094,644 shares of common stock valued at $451,710. Included in these shares were 394,224 shares valued at $45,000 which were issued to three officers and directors of the Company as compensation.

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

Liquidity and Capital Resources
-------------------------------

Cash used by operations during the six months ended November 30, 1999 was $197,167. The Company sold additional common shares to raise working capital. As indicated below, the plan of the Company is to concentrate its efforts on the projects that are currently in process. Management believes these efforts will generate working capital sufficient to continue operations and develop all ongoing projects. There is no assurance that the Company will be successful in these efforts.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Company has responded to losses incurred in the past two years by adopting a new business strategy to diversify its markets. With the decline in the oil and gas market in the past two years and the deregulation of the natural gas industry, management has proceeded with the development of natural gas fired power generation projects. The Company looks for the availability of land, power grid, accessibility of water and natural gas when analyzing potential sites. The Company has identified four sites located on Native American Reservations in the Western United States. If successful in developing sites, the Company expects to receive developer fees, carried royalty interests, and the right to invest as an equity partner.

On July 8, 1999 the Company and a major power developer signed an agreement with the Torres Martinez tribe for one of the sites mentioned above for an exclusive option to develop a 540 megawatt facility. The agreement calls for the option to lease property and to conduct a due diligence and feasibility study on the project. The Company is in the final phases of negotiating the terms and conditions regarding this facility.

The Company has positioned itself to participate in the resurgence of oil and gas exploration, consistent with a diversified energy company. On October 26, 1999, the Company and Partners in Exploration, Inc. (P.I.E.) signed a memorandum of understanding with the Ministry of Oil and Mineral Resources of the Republic of Yemen to explore for oil on Block 20. The agreement provides for the acquisition, processing, and interpretation of additional seismic data and the drilling of two exploratory wells. The agreement represents the culmination of months of extensive geological evaluation in the area and is consistent with the joint venture agreement signed by the Company and P.I.E. on July 28, 1999.

The Company and P.I.E. signed a letter of intent on November 17, 1999 whereby the Company would acquire P.I.E. and operate it as a wholly owned subsidiary. This acquisition would provide the Company with "state of the art" 3-D seismic capabilities in house. Management believes this acquisition, coupled with current activities in Yemen and appropriate financing, will provide a major revenue center for the Company.

In its continuing efforts to acquire equity partners, to make private placements, and to seek both private and government funding for its projects, the Company has concluded two agreements. On August 31, 1999, the Company obtained a listing on the Frankfurt Stock Exchange. Management believes that this market is more conservative than some others. It is anticipated that this market will decrease the number of day traders and short term speculative investors and, thereby, bring increased stability to the Company's stock.

On December 14, 1999, the Company obtained approval for a $500,000 grant by the Trade Development Authority of the U. S. Government. The grant is to conduct the feasibility study for a sugar refinery and co-generation facility in the Aden Free Trade Zone, Republic of Yemen. Arkel Sugar International will complete the final feasibility study on behalf of the Company and its Yemen joint venture partner, Alfao Establishment

Management believes that these activities are positioning the Company for rapid growth through oil and gas exploration and power generation projects in this millennium. Such growth is intended to provide financial stability for the Company and its stockholders.

Results of Operations
---------------------

The following summary of the Company's financial position and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements, the Notes to Condensed Consolidated Financial Statements, and the Company's audited financial statements for the year ended May 31, 1999, included in the 10-KSB.

The following summarizes oil and gas revenues and operating expense for the six and three month periods ended November 30, 1999 and 1998:


                                Six Month Period           Three Month Period
                               1999          1998          1999          1998
                           -----------   -----------   -----------   -----------

Oil and gas sales..........$      --     $    24,221   $      --     $     7,873
Lease operating expense           --          11,244          --           6,344
                           -----------   -----------   -----------   -----------
Operating Income...........$      --     $    12,977...$      --     $     1,529
                           ===========   ===========   ===========   ===========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The following reflects the Company's cumulative costs in oil and gas properties at November 30, 1999 and 1998:

                                                          1999          1998
                                                      -----------   -----------

Oil and Gas Properties at Full Cost:
  Oil and gas properties and equipment .............. $ 3,000,000   $ 7,287,043
  Unproved oil and gas properties ...................        --          55,202
  Less accumulated depreciation and depletion .......        --      (4,234,230)
                                                      -----------   -----------
                                                      $ 3,000,000   $ 3,108,015
                                                      ===========   ===========

The decrease in oil and gas revenues, expenses, and oil and gas properties is a result of the Company's sale of its domestic production in March, 1999. The reduction in total depreciation, depletion, and amortization from $38,156 to $2,122 as indicated in the Condensed Consolidated Statement of Operations was, also, due to the disposition of the domestic production.

Interest expense was incurred in the past six months as a result of an interest bearing obligation which occurred subsequent to the same period in the prior year.

General and Administrative expenses declined from $864,464 to $670,134 or a net of $194,330 compared to the same period for the previous year. The decrease occurred, primarily, due to decreases in consulting and professional fees and travel expense.

The net loss for the quarter ended Novemer 30, 1999 was ($673,643) or ($0.01) per share with no revenues compared to a loss of ($889,643) or ($0.02) per share on revenues of $24,221 for the same period in the previous year.

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

                                     ADAIR  INTERNATIONAL  OIL  AND  GAS,  INC.

                                     By     /s/  John  W.  Adair
                                         -------------------------------------
                                          John W. Adair, Chairman and Director


Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature                    Title                         Date
--------------------------     -------------------------     -----------------

     /s/  John  W.  Adair     Chairman  of  the  Board          January 13, 2000
--------------------------
     John  W.  Adair          Chief Executive Officer,
                              and  Director

     /s/  Earl K. Roberts     President and Director            January 13, 2000
--------------------------
     Earl  K.  Roberts

     /s/  Jalal  Alghani      Chief  Financial  Officer         January 13, 2000
--------------------------
     Jalal  Alghani