Form 10QSB
period 2000-02-29
ADAIR INTERNATIONAL OIL & GAS INC
filed 2000-04-14
CIK 355300

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington,  D.C.  20549
                             ________________________


                                   FORM  10-QSB



[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended February 29, 2000


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

                                Yes  [  X  ]  No  [   ]

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: with no par value Common Stock 65,171,693 shares outstanding on February 29, 2000.

Transitional  small  business  disclosure  format:  Yes  [   ]  No  [  X  ]

                      ADAIR INTERNATIONAL OIL AND GAS, INC.
                              REPORT ON FORM 10-QSB
                   FOR THE NINE MONTHS ENDED FEBRUARY 29, 2000

                                      INDEX

PART I.  FINANCIAL INFORMATION                                          PAGE NO.

         ITEM  1.  FINANCIAL  STATEMENTS

         CONSOLIDATED  BALANCE  SHEETS
         FEBRUARY  29,  2000  AND  FEBRUARY  28,  1999 . . . . . . . . . . . . 3

         CONSOLIDATED  STATEMENTS  OF  OPERATIONS
         NINE  MONTHS  ENDED  FEBRUARY  29,  2000  AND  FEBRUARY  28,  1999 . .4

         CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
         NINE  MONTHS  ENDED  FEBRUARY  29,  2000  AND  FEBRUARY  28,  1999 . .5

         NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS . . . . . . . . . . .  6

         ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
                   CONDITION  AND  RESULTS  OF  OPERATIONS . . . . . . . . . . 8

PART II. OTHER  INFORMATION

         ITEM  1.  LEGAL  PROCEEDINGS . . . . . . . . . . . . . . . . . . . . 12

         ITEM  2.  CHANGE  IN  SECURITIES . . . . . . . . . . . . . . . . . . 12

         ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES
                   ABOUT  MARKET  RISK . . . . . . . . . . . . . . . . . . . .12

         ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF SECURITY HOLDERS .12

         ITEM  5.  OTHER  INFORMATION . . . . . . . . . . . . . . . . . . . . 12

         ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K  . . . . . . . . . . 12


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12

PART  I.

ITEM  1.     FINANCIAL  STATEMENTS

                       ADAIR  INTERNATIONAL  OIL  AND  GAS,  INC.
                       CONDENSED  CONSOLIDATED  BALANCE  SHEETS
                      FEBRUARY  29,  2000  AND  FEBRUARY  28,  1999
                                   (UNAUDITED)


                                                           2000         1999
                                                       -----------  -----------
                                         ASSETS
CURRENT  ASSETS:
  CASH  AND  CASH  EQUIVALENTS  . . . . . . . . . . .  $    84,647  $      --
  ACCOUNTS  RECEIVABLE . . . . . . . . . . . . . . . .        --          3,864
  NOTE  RECEIVABLE,  NET . . . . . . . . . . . . . . .        --        188,500
                                                       -----------  -----------
          TOTAL  CURRENT  ASSETS . . . . . . . . . . .      84,647      192,364
                                                       -----------  -----------
PROPERTY  AND  EQUIPMENT
  OIL  AND  GAS  PROPERTIES  AND  EQUIPMENT  . . . . .   3,000,000    7,287,043
  UNPROVED  OIL  AND  GAS  PROPERTIES  . . . . . . . .        --         55,202
  GEOPHYSICAL  SOFTWARE  AND  EQUIPMENT  . . . . . . .     257,986        7,399
                                                       -----------  -----------
                                                         3,257,986    7,349,644
  LESS  ACCUMULATED  DEPRECIATION  AND  DEPLETION  . .     (88,522)  (4,253,307)
                                                       -----------  -----------
          TOTAL  PROPERTY  AND  EQUIPMENT  . . . . . .   3,169,464   3,096,337
                                                       -----------  -----------
OTHER  ASSETS:
  GEOPHYSICAL  DATA  AND  INTELLECTUAL  PROPERTY . . .   5,226,509         --
  DEPOSITS . . . . . . . . . . . . . . . . . . . . . .       6,726          375
                                                       -----------  -----------
          TOTAL  OTHER  ASSETS . . . . . . . . . . . .   5,233,235          375
                                                       -----------  -----------
    TOTAL  ASSETS  . . . . . . . . . . . . . . . . . . $ 8,487,346  $ 3,289,076
                                                       ===========  ===========

                      LIABILITIES  AND  STOCKHOLDERS'  EQUITY
CURRENT  LIABILITIES:
  BANK  OVERDRAFTS  . . . . . . . . . . . . . . . . .  $      --    $    37,969
  ADVANCES  BY  OFFICER . . . . . . . . . . . . . . .       82,007         --
  ACCOUNTS  PAYABLE . . . . . . . . . . . . . . . . .       16,656      124,575
  ACCRUED  LIABILITIES. . . . . . . . . . . . . . . .      351,348      127,043
  TAXES  PAYABLE  . . . . . . . . . . . . . . . . . .       36,987         --
                                                       -----------  -----------
          TOTAL  CURRENT  LIABILITIES . . . . . . . .      486,998      319,587
                                                       -----------  -----------
STOCKHOLDERS'  EQUITY:
  COMMON  STOCK,  WITH  NO  PAR  VALUE  PER  SHARE. .   18,428,441   11,810,898
  RETAINED  DEFICIT. . . . . . . . . . . . . . . . .   (10,428,093)  (8,841.409)
                                                       -----------  -----------
          TOTAL  STOCKHOLDERS'  EQUITY . . . . . . .     8,000,348    2,969,489
                                                       -----------  -----------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . $ 8,487,346  $ 3,289,076
                                                       ===========  ===========

SEE  ACCOMPANYING  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS.

                        ADAIR  INTERNATIONAL  OIL  AND  GAS,  INC.
                  CONDENSED  CONSOLIDATED  STATEMENTS  OF  OPERATIONS
     FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999
                                  (UNAUDITED)


                          THREE MONTHS  THREE MONTHS  NINE MONTHS   NINE MONTHS
                              ENDING       ENDING        ENDING      ENDING
                          FEBRUARY 29,  FEBRUARY 28,  FEBRUARY 29,  FEBRUARY 28,
                               2000          1999        2000          1999
                           -----------  -----------   -----------   ------------

REVENUES:
  OIL  AND  GAS  SALES. . .$      --    $     8,788    $      --    $    33,009


COSTS  AND  EXPENSES
  LEASE OPERATING EXPENSE  $      --    $     2,722           --         13,966
  DEPRECIATION,  DEPLETION,
   AND  AMORTIZATION . . .       8,856       19,078        10,978        57,234
  INTEREST  EXPENSE  . . .       2,950         --           4,337          --
  GENERAL  AND
   ADMINISTRATIVE EXPENSES     457,847      163,414     1,127,981     1,027,878
                           -----------  -----------   -----------   -----------
         TOTAL  COSTS  AND
           EXPENSES  . . .     469,653      185,214    (1,143,296)    1,099,078
                           -----------  -----------   -----------   -----------
OPERATING  LOSS  BEFORE
 INCOME  TAXES . . . . . .    (469,653)    (176,426)   (1,143,296)   (1,066,069)
FEDERAL  INCOME  TAX EXPENSE      --            --            --            --
                           -----------   -----------  -----------   -----------
NET  LOSS  . . . . . . . . $  (469,653)  $  (176,426) $(1,143,296)  $(1,066,069)
                           ===========   ===========  ===========   ===========

NET  LOSS  PER  COMMON  SHARE:
BASIC  AND  DILUTED . . .  $      (.01)  $      (.00)  $      (.02) $      (.03)
                           -----------   -----------   -----------  -----------

SEE  ACCOMPANYING  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS.

                      ADAIR INTERNATIONAL OIL AND GAS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE NINE MONTHS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999
                                   (UNAUDITED)


                                                         2000          1999
                                                      -----------   -----------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
  NET  LOSS . . . . . . . . . . . . . . . . . . . . . $(1,143,296)  $(1,066,069)
  ADJUSTMENTS  TO  RECONCILE  NET  INCOME  TO  NET
   CASH  PROVIDED  BY  OPERATING  ACTIVITIES:
  DEPRECIATION  AND  AMORTIZATION . . . . . . . . . .      19,078        57,231
  CHANGE  IN  OPERATING  ASSETS  AND  LIABILITIES . .     (63,605)       79,889
  ISSUANCE  OF  STOCK  FOR  EXPENSES  AND  OBLIGATIONS    674,336       490,166
                                                      -----------   -----------
       NET  USED  BY  OPERATING  ACTIVITIES . . . . .    (513,487)     (438,783)
                                                      -----------   -----------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES  . . . . . .        --            --
                                                      -----------   -----------
       NET  CASH  FLOWS  FROM  INVESTING  ACTIVITIES         --            --
                                                      -----------   -----------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
  INCREASE  IN  NOTE  PAYABLE . . . . . . . . . . . .      51,627
  PROCEEDS  FROM  THE  SALE  OF  COMMON  STOCK. . . .     544,768       365,184
                                                      -----------   -----------
       NET  CASH  PROVIDED  BY  FINANCING  ACTIVITIES     596,395       365,184
                                                      -----------   -----------

NET  CHANGE  IN  CASH  AND  CASH  EQUIVALENTS . . . .      82,908       (73,599)
CASH  AND  CASH  EQUIVALENTS,  BEGINNING  OF  PERIOD        1,739        35,630
                                                      -----------   -----------
CASH  AND  CASH  EQUIVALENTS,  END  OF  PERIOD. . . . $    84,647   $   (37,969)
                                                      ===========   ===========

CASH  PAID  DURING  THE  PERIOD  FOR:
  INTEREST. . . . . . . . . . . . . . . . . . . . . . $     4,337   $      --
  INCOME  TAXES . . . . . . . . . . . . . . . . . . . $      --     $      --

SEE  ACCOMPANYING  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS.

                      ADAIR  INTERNATIONAL  OIL  AND  GAS,  INC.
                               February  29,  2000

Note  1.     Summary  of  Significant  Accounting  Policies
-----------------------------------------------------------

Basis of Interim Presentation -- The consolidated financial statements include the accounts of Adair International Oil and Gas, Inc. and its wholly owned subsidiaries, Adair Exploration, Inc. and Adair Colombia Oil and Gas, S.A. All material intercompany balances and transactions have been eliminated in consolidation.

Organization -- Adair International Oil and Gas, Inc., (formerly Roberts Oil and Gas, Inc.)("the Company") was incorporated under the laws of the state of Texas on November 7, 1980. On June 16, 1997, a 51% interest in the Company's outstanding common stock was acquired by Adair Oil and Gas International of Canada, a Bahamian Corporation, and the Company name was changed to Adair International Oil and Gas, Inc. The 51% common stock of Adair Oil and Gas International of Canada was subsequently reissued to the individual shareholders. Since inception the Company's primary purpose has been the exploration, development and production of oil and gas properties in the United States. During the year ended May 31, 1997, as described in Note 2, the Company acquired properties located in Colombia. With that acquisition, the primary focus of the Company has shifted to the development of natural gas fired power generation projects. Effective February 1, 2000, the Company acquired all of the outstanding stock of Partners In Exploration, Inc. (PIE). The acquisition provides "state of the art" 3-D seismic works stations and technical support not previously available in house.

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

                      ADAIR INTERNATIONAL OIL AND GAS, INC.
              NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (CONTINUED)
                                February 29, 2000

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

Furniture  and  office  equipment           7  years
Computer  software  and  equipment          5  years

Depreciation and amortization expense for the nine months ending February 29, 2000 and 1999 were $19,078 and $57,234, respectively.

Geophysical data and intellectual property - The carrying value of the geophysical data and intellectual property acquired incident to the acquisition of Partners In Exploration, Inc. was determined as described in Form 8-K dated February 1, 2000, and as amended. It is the policy of the Company to carry these as other assets until such time as the Company is engaged in an exploration activity or under contract for geophysical analysis which utilizes specific proprietary data. At such time the asset would be classified as either costs as those incurred under the full cost method of accounting for oil and gas properties or costs incident to geophysical analysis contracts. As described below, the Company signed a production sharing agreement subsequent to the balance sheet date to which a significant portion of the acquired geophysical data and intellectual property will be utilized.

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

                      ADAIR INTERNATIONAL OIL AND GAS, INC.
              NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (CONTINUED)
                                February 29, 2000

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

Note  3.     Nonmonetary  Transactions
--------------------------------------

During the three months ended February 29, 2000, the Company issued 9,436,325 shares of common stock valued at $5,813,932. Included in these shares were 3,518,101 shares valued at $312,500 which were issued to three officers and directors of the Company in payment of compensation accrued during the past two fiscal years. Included in the shares were 4,200,000 shares valued at $5,081,538 for the acquisition of PIE as described in Note 1 - Organization.

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

Liquidity  and  Capital  Resources
----------------------------------

Cash used by operations during the nine months ended February 29, 2000 was $513,487. To meet working capital requirements the Company sold additional common shares of stock and received cash advances totaling $82,007 from a Company officer. As indicated below, the plan of the Company is to conclude the projects that are currently in progress. Management believes these efforts will generate working capital sufficient to continue operations and develop other ongoing projects. There is no assurance that the Company will be successful in these efforts.

The Company incurred net operating losses for the years ending May 31, 1999 and 1998 and currently has negative working capital. Operating expenses and other financial obligations have been met, primarily, by the issuance of Company stock and cash advances by a Company officer. There is no assurance that the Company will be able to continue to sell stock to fund operations. Management has a plan to reverse these conditions. The ability of the Company to continue as a going concern is dependent upon their ability to carry out the plan described below.

The Company has adopted a new business strategy to diversify its markets to reverse losses such as those incurred in the past few periods. With the decline in the oil and gas market prior to the current increase in oil and gas prices and the deregulation of the natural gas industry, management has proceeded with the development of natural gas fired power generation projects. The Company looks for the availability of land, power grid, accessibility of water and natural gas when analyzing potential sites. The Company has identified four sites located on Native American Reservations in the Western United States. If successful in developing sites, the Company expects to receive developer fees, carried royalty interests, and the right to invest as an equity partner.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Company has positioned itself to participate in the resurgence of oil and gas exploration, consistent with a diversified energy company. On April 2, 2000, the Company, through its wholly owned subsidiary Adair-Yemen Exploration LTD. together with partners Occidental Yemen Sabatain Inc. and Saba Yemen Oil Company Limited, signed a production sharing agreement with the Ministry of Oil and Mineral Resources to explore for oil on Block 20 in the Republic of Yemen. Working interest held in the project are 30% by the Company, 50% by Occidental, and 20% by Saba. The working interests of the group are subject to a 5% carried interest held by the Yemen Company for Investments in Oil and Minerals in the concession area. Block 20 is adjacent to the areas operated by Yemen Hunt Oil Company which is currently producing 160,000 barrels of oil per day. Pipelines and export facilities are already in place to afford the opportunity to bring any newly discovered oil in Block 20 to market within short time frames and at minimal cost. The Company has been named the operator during the exploration phase because of its comprehensive knowledge and experience in the block. Mr. Richard G. Boyce, president of Adair Exploration, Inc. (formerly Partners In Exploration, Inc.), has extensive experience in Yemen and was formerly exploration manager of Yemen Hunt Oil Company. The Company intends to implement an aggressive commitment by the group to utilize "state of the art" oil and gas exploration technology. The plan includes acquisition of 3D seismic focused on six prospects currently mapped with existing 2D seismic data, followed by the drilling of two (2) exploratory wells in the first exploration period and an additional four (4) exploration wells in the optional second exploration period. This represents a minimum financial commitment of $16.3 million dollars during the six (6) year exploration period, if the group elects to complete the second exploration period.

The Company has been developing a unique site located in the Aden Free Zone Port to meet the needs of Yemen's number one imported commodity: sugar. This development is in conjunction with the Company's joint venture partner, Arkel Sugar, Inc (Arkel). Arkel, headquartered in Baton Rouge, Louisiana, designs, builds and operates sugar refineries worldwide. The project includes co-generation power production consistent with Company strategy in the power generation market. On December 14, 1999, approval for a $567,000 grant by the Trade Development Authority of the U. S. Government was obtained. The grant is to conduct the feasibility study for a sugar refinery and co-generation facility in the Aden Free Trade Zone, Republic of Yemen. Arkel Sugar International will complete the final feasibility study on behalf of the Company and its Yemen joint venture partner, Dhankwan Petroleum and Mineral Services Company LTD.
(DPMC).

In its continuing efforts to acquire equity partners, to make private placements, and to seek both private and government funding for its projects, the Company has concluded two agreements. In August, 1999, the Company obtained a listing for its stock on the Frankfurt Stock Exchange. In March, 2000, a listing was acquired on the Hamburg Exchange, the most traditional and modern exchange in Germany. Management believes that these markets are more conservative than some others and it is anticipated that these markets will decrease the number of day traders and short term speculative investors and, thereby, bring increased stability to the Company's stock.

Management believes that these activities are positioning the Company for rapid growth through oil and gas exploration and power generation projects in this millennium. Such growth is intended to provide financial stability for the Company and its stockholders.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results  of  Operations
-----------------------

The following summary of the Company's financial position and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements, the Notes to Condensed Consolidated Financial Statements, and the Company's audited financial statements for the year ended May 31, 1999, included in the 10-KSB.

The following summarizes oil and gas revenues and operating expense for the nine and three month periods ended February 29, 2000 and February 28, 1999:


                               NINE  MONTH  PERIOD         THREE  MONTH PERIOD
                               2000          1999          2000          1999
                           -----------   -----------   -----------   -----------

OIL  AND  GAS  SALES . . . $      --     $    33,009   $      --     $     8,788
LEASE OPERATING EXPENSE           --          13,966          --           2,722
                           -----------   -----------   -----------   -----------
OPERATING  INCOME$ . . . .        --     $    19,043   $      --     $     6,066
                           ===========   ===========   ===========   ===========

THE FOLLOWING REFLECTS THE COMPANY'S CUMULATIVE COSTS IN OIL AND GAS PROPERTIES AT FEBRUARY 29, 2000 AND FEBRUARY 28, 1999:

                                                           2000          1999
                                                       -----------  -----------

OIL  AND  GAS  PROPERTIES  AT  FULL  COST:
  OIL  AND  GAS  PROPERTIES  AND EQUIPMENT (COLUMBIA)  $ 3,000,000  $ 3,000,000
  OIL  AND  GAS  PROPERTIES  AND  EQUIPMENT  (U.S.)           --      4,287,043
  IMPROVED  OIL  AND  GAS  PROPERTIES  (U.S.)                 --         55,202
  LESS ACCUMULATED DEPRECIATION AND DEPLETION (U.S.)          --     (4,253,307)
                                                       -----------  -----------
                                                       $ 3,000,000  $ 3,088,938
                                                       ===========  ===========

The decrease revenues and related direct operating expenses is a combination of the Company's sale of its domestic production in March, 1999 and some residual revenues of the subsidiary acquired in the current period. The decrease in depreciation, depletion, and amortization from $57,234 to $19,078 is a result of the same circumstance described in the preceeding sentence: depreciable oil and gas properties were sold in the prior fiscal year an other depreciable property was acquired in the current period. Interest expense was incurred in the past nine months is attributable to interest-bearing obligations, including a note payable which was pain in the current period. General and Administrative expenses declined from $1,127,981 to $457,847 or a net of $670,134 compared to the same period for the previous year. The decrease occurred, primarily, due to decreases in consulting and professional fees and travel expense. The net loss for the quarter ended February 29, 2000 was ($469,653) or ($0.01) per share on revenues of $8,788 compared to a loss of ($1,143,296) or ($0.00) per share on revenues of $33,009 for the same period in the previous year.

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

ADAIR  INTERNATIONAL  OIL  AND  GAS,  INC.

By     /s/  John  W.  Adair
       ------------------------------------
       John  W.  Adair,  Chairman  and  Director

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature                    Title                         Date
--------------------------   --------------------------    -----------------

     /s/  John  W.  Adair    Chairman  of  the  Board      April 14, 2000
--------------------------
     John  W.  Adair         Chief  Executive  Officer,
                             and  Director

     /s/  Earl  K.  Roberts  President  and  Director      April 14, 2000
--------------------------
     Earl  K.  Roberts

     /s/  Jalal  Alghani     Chief  Financial  Officer     April  14,  2000
--------------------------
     Jalal  Alghani