Form 10QSB/A
period 2000-02-29
ADAIR INTERNATIONAL OIL & GAS INC
filed 2000-05-19
CIK 355300

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington,  D.C.  20549
                             ________________________


                                   FORM  10-QSB/A



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

     /s/  John  W.  Adair    Chairman  of  the  Board      April 18, 2000
--------------------------
     John  W.  Adair         Chief  Executive  Officer,
                             and  Director

     /s/ Earl K. Roberts     President  and  Director      April 18, 2000
--------------------------
     Earl  K.  Roberts

     /s/  Jalal  Alghani     Chief  Financial  Officer     April 18, 2000
--------------------------
     Jalal  Alghani