Form 10KSB
period 2000-05-31
ADAIR INTERNATIONAL OIL & GAS INC
filed 2000-09-12
CIK 355300

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT  OF  1934  FOR  THE  FISCAL  YEAR  ENDED  MAY  31,  2000.
                                       OR
[ ]     TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR 15(d)  OF THE SECURITIES
EXCHANGE  ACT  OF  1934

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

Revenues  for  the  fiscal  year  ending  May  31,  2000  were  $  62,443.

The aggregate market value of Common Stock held by non-affiliates of the registrant at September 1, 2000, based upon the last closing price on the OTCBB, was $33,295,441. As of September 1, 2000, there were 66,590,882 shares of Common Stock outstanding.

                      Documents incorporated by reference:
                                      None

Transitional  Small  Business  Disclosure  Format          [  ]  Yes     [X]

                                TABLE OF CONTENTS

                                     PART I
Item  1.   Description  of  Business                                           3
Item  2.   Description  of  Properties                                        13
Item  3.   Legal  Proceedings                                                 15
Item  4.   Submission  of  Matters  to  a Vote of Security Holders            16

                                     PART II
Item  5.   Market  for  Common  Equity  and Related Stockholder Matters       16

Item  6.   Management's  Discussion  and  Analysis  of  Financial  Condition
           and  Results  of  Operations                                       17

Item  7.   Financial  Statements.                                             22

Item  8.   Changes  in  and  Disagreements  With  Accountants  on  Accounting
           and  Financial  Disclosure                                         23

                                    PART III
Item  9.   Directors,  Executive  Officers,  Promoters  and Control Persons   24

Item  10.  Executive  Compensation                                            25

Item  11.  Security  Ownership  of  Certain  Beneficial  Owners  and
           Management                                                         26

Item  12.  Certain  Relationships  and  Related  Transactions                 26

Item  13.  Exhibits  and  Reports  on  Form 8-K                               27

                                     PART I

ITEM  1.     DESCRIPTION  OF  BUSINESS

                                  INTRODUCTION

     Adair International Oil and Gas, Inc. (the "Company") was originally incorporated in the state of Texas on November 7, 1980, as Roberts Oil and Gas, Inc. Following a registration of its shares of common stock with the Securities and Exchange Commission (the "SEC"), the Company began filing periodic reports with the SEC pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company began to acquire interests in oil and gas properties in 1981, participating in various bid groups in the Gulf of Mexico and conducting exploration and development in that area and the mid continent of the U.S. However, by the mid-1980's as the oil and gas market collapsed the Company experienced financial difficulties and did not have sufficient resources to continue the exploration and development of oil and gas properties. While the Company continued to hold interests in wells, it had become virtually inactive. As a consequence, beginning in 1989 and until 1996, the Company filed its annual report with the SEC and omitted audited financial statements. In addition during 1989 through 1996, the Company may not have fully complied with other formalities required under the Exchange Act and the filings due thereunder.

     In July of 1997, the Company changed its name to Adair International Oil and Gas, Inc. Immediately, the Company began the work to become fully reporting and in full compliance with the SEC. Since 1997, the Company has made changes in its operations and the focus of its business. In March of 1999, the Company sold all of its domestic oil and gas properties to limit plugging liabilities and to refocus on new projects.

     The Company expects to grow into a major independent energy company through drilling of internally generated oil and gas exploration projects. The Company seeks to partner with major energy companies to reduce its risk profile on each project, while maintaining upside potential. Prospects will be pursued in areas of proven success and the Company will utilize the "state of the art" in geoscience risk reductions techniques. In addition to oil and gas exploration, the Company has entered the rapidly growing Merchant Power business in the United States, playing the role of developer of unique sites for placement of environmentally friendly, natural gas fired power plants.

                                   OPERATIONS

     Adair International Oil and Gas, Inc. is achieving growth with a balanced portfolio of projects in three major sectors of the energy industry: power, exploration, and the acquisition of producing oil and gas properties. The Company and its subsidiaries combine to develop natural gas-fired power plants, conduct exploratory drilling ventures, and acquire producing oil and gas properties with existing cash flow and significant remaining economic life for substantial upside potential. Risk management in these projects is focused on securing financially strong partners who are generally brought into each project on a leveraged basis and who exhibit "best in class" expertise, thereby strengthening the partnership via their business experience.

ITEM  1.     DESCRIPTION  OF  BUSINESS  (continued)

                           NATURAL GAS POWER PROJECTS

Domestic  Activities

     A revolution is underway in the electrical power generating industry of the United States. With the increased awareness of environmental impact, the power industry has acknowledged that in order to meet state and federal clean air requirements, any new power plants will likely be fueled with clean burning natural gas. In states that have deregulated the power industry, a new class of power plant, known as Merchant power, is being developed at an astonishing rate. Merchant power is based on the concept that during periods of peak power consumption, the spot price paid for electricity may exceed the base rate by factors of 1,000. Power plants based on modular design, utilizing natural gas fired turbines, can be operated efficiently to meet these peak power needs, and the sales resulting from these plants justify their development and operation.

     Focusing on states where the power industry has already been deregulated or in areas of high population concentrations where near term power shortages are already predicted, Adair develops sites to house environmentally friendly, natural gas fired power plants that are utilized by this fast growing merchant power business. These unique sites are located on Indian Lands, which due to their status as a sovereign nation, offer the benefits of simplified permitting and investment incentives (in the form of accelerated depreciation) offered by the Federal government to support infrastructure investment on the reservations.

     During 1999, taking full advantage of Chairman John W. Adair's heritage as a Cherokee Indian, the Company identified several key sites on Indian Lands for building natural gas fired merchant power plants.

                              Teawaya Energy Center
                               Southern California

     In July of 1999, Adair International Oil and Gas, Inc. and Calpine Corporation of San Jose, California signed a development agreement with respect to a site located on the Torres Martinez Indian reservation near Palm Springs in southern California. During the last half of 1999 and continuing through 2000, Calpine began to secure the various required permits and to purchase right of way and critical air quality credits within the State of California. During this period, both companies were working under a strict confidentiality agreement regarding the release of information in order to maintain their competitive advantage on this very advantageous site.

     Located half way between the major population centers of Los Angeles and San Diego, the $275 million Teawaya Energy Center (TEC) will be sited on reservation land belonging to the Torres Martinez Desert Cahuilla Indians. The TEC will produce 600 megawatts of electricity providing power for approximately 600,000 households, which represents a significant contribution toward meeting the power reliability needs of the rapidly growing Coachella Valley and Southern California. Construction of the project is scheduled to begin in 2001 with commercial operations scheduled during 2003.

     The Teawaya plant will use two advanced technology 501F combustion turbines, supplied by Siemens-Westinghouse, operated in a highly efficient combined-cycle with a single steam turbine. The plant will be fueled by clean-burning natural gas utilizing an advanced emissions control system. As a result, the TEC will be an environmentally responsible source of electric power that will help address the growing electricity demand throughout all of Southern California.

ITEM  1.     DESCRIPTION  OF  BUSINESS  (continued)

     As a power project located on Native American land, the permitting process is being pursued with the federal Bureau of Indian Affairs (BIA). Activities are underway to insure that the TEC is in full compliance with the National Environmental Policy Act. The BIA further insures that the development agreement meets the cultural, environmental, and economic considerations of the Torres Martinez Indians. As such, the tribe will receive significant economic benefits resulting from a long-term lease agreement, job creation, and the sale of water. During the negotiation process Adair helped to secure investment to improve roads on the reservation and to restore several historical buildings on the reservation thereby insuring the preservation of an important part of the history of the Torres Martinez tribal culture.

                                Additional Sites

      The Company is currently conducting preliminary feasibility studies on other power plant sites located in Oklahoma, Kansas, New Mexico and Florida. Due to the highly competitive nature of the Merchant power industry at this time, the Company will release only limited information regarding these sites in order to protect the competitive advantage gained by early recognition of these opportunities.

     As a result of feasibility and economic studies conducted during 1999, Adair has lowered the priority of the site located on the Blackfeet Reservation in Browning, Montana.


International  Activities

                Aden Sugar Refinery and Cogeneration Power Plant

     The Company is currently conducting a feasibility study regarding building a sugar refinery with associated cogeneration power project to be located in the country of Yemen. Sugar represents the single largest imported commodity in Yemen. As there are no sugar refineries currently in Yemen, over 350,000 tons of refined sugar is imported annually.

     The Yemen Sugar Project will build a refinery to process imported raw sugar cane into table quality packaged product for local consumption. Targeted for construction within the newly developed Aden Free Trade Zone, the factory will produce a scheduled 660 metric tons of product per day resulting in annual production of over 200,000 tons or 60% of the local market demand. The plant will additionally provide 40 megawatts per day of electricity from an efficiently designed co-generation power plant. This power will be sold to fuel industrial development within the Aden Free Trade Zone and associated deep water port facility.

     The Port of Aden, located on the southwestern corner of the Arabian Peninsula is a strategically located deep water port, operated by the Yemen Port Authority. The Aden Free Trade Zone is under development by the Yemen government as a duty free area surrounding the port. The Sugar Refinery Project will be located within the free zone to take full advantage of investment incentives being offered by the Yemen government. These incentives include certain tax holidays and reduced land pricing opportunities. In addition, as the raw cane will need to be imported via ocean transport, the duty free status of the port will lower the cost of materials to be used in the manufacture of sugar. As the free zone develops, it is anticipated that the area will be in need of additional electrical power, which will be supplied by the cogeneration capability of the sugar refinery.

ITEM  1.     DESCRIPTION  OF  BUSINESS  (continued)

     Consistent with the Company's strategy of associating with "best in class" partners, Arkel Sugar, Inc. and Adair are working jointly to develop the project. Arkel, based in Baton Rouge, Louisiana are experts at design, construction and operation of various modern industrial process plants throughout the world. Arkel has designed, constructed and currently operates similar sugar refineries in other third world countries, including Sudan and the Ivory Coast. Representatives of both Adair and Arkel were in Yemen during August 2000, pursuant to the conduct of the feasibility study.

     As many of the critical factors effecting the overall economic feasibility of this project are yet to be determined, no specific project timing has been released by the Company. The preliminary results of the feasibility study are expected by the end of 2000.

                            Chimichagua Power Project
                                    Colombia

The Company, through its wholly owned subsidiary, Adair Colombia Oil and Gas S.A., controls 100% working interest in the Chimichagua natural gas field located in the State of Cesar in the Middle Magdalena Valley of Northern Colombia. Proven gas reserves are currently 12.8 billion cubic feet (Bcf) while an additional 41.2 Bcf is expected to be proven with the drilling of one additional well. While the combined gas reserve of 54 Bcf is significant, no natural gas pipelines are nearby, thereby preventing gas sales directly to an end user and immediate commercialization of the gas reserves.

     Drawing on their experiences of power plant development in the United States, the Company is currently in negotiations with Termotasajero, a major Colombian utility company, to construct a 20-megawatt natural gas fired power plant. An engineering feasibility study was completed during 1999.

     While terms of the deal structure are still under negotiation, general concepts provide for Adair to supply the gas to fuel the power plant providing revenues under a long term gas purchase contract. In addition, as an incentive to provide the fuel for the plant at prices that allow competitive pricing for the power, Adair will receive equity in the power plant based on the value of their contribution under the gas purchase contract. This option would allow the Company to recover additional revenues under the Power Purchase Agreement with Termotasajero. The gas reserves would provide a twenty year fuel supply for the power plant delivering approximately 3.3 million cubic feet of natural gas per day.

     All elements of the project, including development of the field with gas production facilities, construction of the power plant and the construction of a 110 kV transmission line for connection to the national grid is currently anticipated to be fully financed by Termotasajero, thereby limiting any additional capital investment in the project by Adair.

ITEM  1.     DESCRIPTION  OF  BUSINESS  (continued)

                                   EXPLORATION

     Major growth in the company is anticipated through the development of exploratory drilling ventures that are risk managed by securing partners on a promoted basis. In February of 2000, the Company greatly enhanced internal oil and gas exploration and development capabilities through an acquisition of Partners In Exploration, Inc., (PIE), a privately held geoscience consulting firm located in Dallas, Texas. This group, now known as Adair Exploration, Inc., is a wholly owned subsidiary of Adair International Oil & Gas, Inc. and is responsible for all oil and gas operations for the Company. The president of Adair Exploration, Inc. is Richard G. "Dick" Boyce.

     In addition to highly qualified geoscience staff and state of the art geoscience workstation equipment and software, two active projects were acquired with the acquisition of PIE. These projects include the balance of the Sabatain Block 20 project located in the Republic of Yemen, and the Wolfcamp Carbonate
Play,  located  in  the  Permian  Basin  of  West  Texas.

International  Activities
                                Sabatain Block 20
                                Republic of Yemen

     During the fourth quarter of 1999, the Company signed a Memorandum of Understanding with the Republic of Yemen for exclusive exploration and production rights on Block 20. In January of 2000, Occidental Petroleum farmed into this project taking a 50% working interest and carrying Adair through a 3D seismic program. In February of 2000, an additional 20% working interest was conveyed to Saba Oil and Gas Company, a local Yemeni company. On April 2, 2000 these partners jointly signed a Production Sharing Agreement with the government on this lucrative acreage. On September 2, 2000, the President of Yemen signed decree number 21, which passes into law the Production Sharing Agreement for Block 20. This decree establishes the effective date for the contract and is therefore an important milestone to the Company.

     Adair Yemen Exploration Limited, a wholly owned subsidiary of Adair International Oil and Gas, Inc. retains a 30% working interest and will operate the exploration phase of the project, with Occidental named as development and production operator. This unique arrangement recognizes the geological and operational expertise of Dick Boyce, President of Adair Yemen, who as exploration manager for Yemen Hunt in the early 1990's, operated large 3D seismic programs and discovered over 300 million barrels of oil in this area.

     Block 20, located in the Marib-Shabwa basin, is situated in the heart of prolific production (currently 160,000 barrels/day) operated by Yemen Hunt Oil Company. Since its discovery in 1984, this basin's prolific Alif Petroleum System has produced over 700 million barrels of light sweet crude oil. Pipelines and facilities are available for the immediate export of any oil discovered.

     Utilizing an extensive grid of 2D seismic data, Adair has mapped several prospects that may contain up to 340 million barrels of recoverable oil. Prospects are located at depths of 5,000 to 8,000 feet, with exploratory wells costing approximately two million dollars to drill and complete. Wells in the prolific Alif sand typically flow at rates of 2,500 barrels of oil per day.

ITEM  1.     DESCRIPTION  OF  BUSINESS  (continued)

     The identified program includes both lower risk field offset drilling (proved undeveloped "PUD") and higher risk exploration prospects. A recent discovery announced by Vintage Petroleum Yemen, Inc., at their Annaeem #1 well tested water free at rates of 40 million cubic feet per day of gas and 1,020 barrels of condensate. This well is currently being offset by Vintage to explore for a potential oil leg that may be present down dip from the gas cap tested in the #1 well. The Annaeem wells are drilled approximately 500 meters due southeast of the boundary with Block 20 and will test a structure that the Company believes may straddle the block boundary.

     The initial work program will focus on acquiring a minimum of 200 square kilometers of new 3D seismic data, which has been shown on other blocks in this trend to be effective at limiting the risk of drilling dry holes. This seismic program is scheduled to begin acquisition during the fourth quarter of 2000, or as soon there after as equipment availability allows. The seismic program will be followed in 2001 with an aggressive drilling program to test the prospects mapped with the 3D seismic data. In September of 2000, Adair Yemen Exploration Limited opened an office in Sana'a, Yemen to begin operations.

     Occidental has maintained a long standing position in Yemen, including non-operated working interests in both the prolific Masilla production (210,000 bbls/day) and in the East Shabwa block (50,000 bbls/day). Their relationship with the government of Yemen and their world wide expertise in exploration and production is a valuable addition to the partner group exploring Block 20. Saba Oil and Gas Company is a privately held Yemeni oil company that is owned by the Al-Rowaishan Group based in Sana'a, Yemen. Al-Rowaishan is a highly respected merchant group in Yemen, and also provides unique value to the Block 20 group, particularly in the areas of governmental and cultural relations.

Domestic  Activities

                             Wolfcamp Carbonate Play
                            Permian Basin, West Texas

     Adair Exploration, Inc. has mapped six leads based on 3D seismic data in the prolific Wolfcamp carbonates of West Texas. Wells in this trend typically produce over one million (1,000,000) barrels of oil each, flowing at rates up to 500 barrels of oil per day. Analog fields range between two and eight wells, covering areas of 40 to 600 acres. Drilling costs to reach these targets at 9,500 feet are relatively low ($275,000 dry hole) owing to the fact that wells can be safely tested without the need to set expensive intermediate protective casing strings.

     These leads have estimated proved reserves in excess of 13.5 million barrels of oil and 2.7 Bcf of gas.

     Historically these prospects have been overlooked by previous explorers, even those using 3D seismic due to the fact that the porosity development that defines the production can only be mapped using advanced seismic technologies, not generally applied to data in this area. Advanced seismic processing and interpretation techniques have been demonstrated to enhance exploration success and reduce finding cost. Adair personnel have previously utilized these methods to successfully drill these types of prospects.

ITEM  1.     DESCRIPTION  OF  BUSINESS  (continued)

     Activities are currently focused on the reprocessing of a large (approximately 130 square miles) speculative 3D seismic database that covers the identified leads. Once the advanced geophysical processing techniques have been completed, a thorough reinterpretation of that data will be undertaken to further qualify and high grade the identified leads bringing them to "drillable" status. Some of the prospects are located on open acreage that can be leased on favorable terms. Other prospects may involve securing farmouts prior to drilling. Once the drillable prospects have been leased, additional decisions regarding the leveraging of these opportunities will be made.

     While much work remains to be completed, it is anticipated that wells on these prospects could be drilled as early as the second quarter of 2001.

                       ACQUISITION OF PRODUCING PROPERTIES

     While oil and gas prices are currently at record high levels, limiting the traditional opportunities of buying reserves at bargain prices, never the less, the Company believes that a unique window of opportunity may exist for the acquisition of producing oil and gas properties. As an unprecedented number of companies have been subjected to merger and acquisition activities over the last five years, many of the survivor companies now have recently inherited a wide range of producing assets. As companies have the opportunity to review their portfolios of properties, they continually weed out properties for sale that no longer fit their corporate guidelines. In some instances, the reasons for sale do not reflect the value of the property but rather are sold for reasons of geography or dispersion of focus outside of core areas.

     The Company maintains an active vigil to identify a producing property that can provide needed near term cash flow but with long lived reserves resulting in significant upside potential.

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

EMPLOYEES

     The Company currently has 12 full-time employees, 3 of who are in management positions. None of the Company's employees are represented by a union and the Company considers its employee relations to be good.

TRANSFER  AGENT  AND  REGISTRAR

     The transfer agent of the Company is Chase Mellon Shareholder Services, 499
S.  Hope  Street,  4th  Floor,  Los  Angeles,  CA  0071,  (213)  553-9726.

                                  RISK FACTORS

     The prospects of the Company are subject to a number of risks. There may exist, however, other factors which constitute additional risks but which are not currently foreseen or fully appreciated by management.

Liquidity  and  Capital  Resources

     The Company incurred net operating losses for the two years ending May 31, 2000 and 1999 and currently has negative working capital. As a result of the Company's acquisition of interests in the Teayawa Energy Center, the Company has been actively engaged in obtaining financing to effect its plan to develop additional sites for gas-fired power plants and to proceed with its exploration projects. Additionally, the Company has the option to market a portion of its interest in the Yemen exploration project as an alternative source of funding of future operations. As discussed in Item 6, future internal revenues from site development fees, operator fees, and technical services are expected to fund future operating expenses and other financial obligations which have previously been met primarily, by the issuance of Company stock. There is no assurance that the Company will be able to secure adequate financing nor to continue to sell stock to fund operations.

Insufficiency  of  Working  Capital

     Presently, the Company lacks sufficient working capital and has depended on financing activities such as the sale of its common stock to obtain working capital. There are no assurances, however, that the Company can: (1) raise the necessary capital to enable it to continue the execution of its revenue growth strategy; or (2) generate sufficient revenue growth and improvements in operating margins to meet its working capital requirements if such capital is obtained. To the extent that funds generated from operations are insufficient, the Company will have to raise additional working capital. No assurance can be given that funds will be available from any source when needed by the Company or, if available upon terms and conditions reasonably acceptable to the Company.

Ability  to  Obtain  Additional  Capital

     In order to obtain financing, the Company is reviewing a number of financing alternatives, which include the issuance of debt by the Company secured by its interests in the existing power project. The Company is limited in its ability to borrow from banks in the United States with respect to foreign properties although the Company retains and option to sell or collateralize all or a portion of its interest in the Yemen exploration venture.

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

Reliance  on  Efforts  of  Others

     The Company forms joint ventures with industry participants in order to leverage, finance and facilitate its activities. In some instances, the Company will depend on other companies to develop and operate its properties and projects. The prospects of the Company will be highly dependent upon the ability of such other parties. As indicated by the nature of the partners, with which the Company is participating in current projects, management believes the risk in relying on such partners is minimal.

Foreign  Political  Climate

     The Company has direct oil and gas interests in the Republic of Yemen and the Republic of Colombia.

     Recently a Memorandum of Understanding was signed between the Republic of Yemen and the Kingdom of Saudi Arabia to establish a clear and well-defined border between these two countries. When completed, this will resolve a long-standing issue that has served to generate civil unrest in Yemen. Additionally, with the improvement in relations between Yemen and Saudi, the status of Yemen in the international community has noticeably improved. This is evidenced by recent visits to Canada and the USA by the President of Yemen, the first such visits since the Gulf War of 1990.

     Colombia remains a difficult political climate for the conduct of international business. No political changes are observed on the horizon that will improve either the security or business climate of the country. Any changes in the political climate of Colombia could have a negative impact on the Company, up to and including the complete loss of these interests.

International  Operations

     The Company anticipates that a significant portion of its future international revenues could be derived from its oil and gas interests located in Yemen and Colombia. Currency controls and fluctuations, royalty and tax rates, import and export regulations and other foreign laws or policies governing the operations of foreign companies in the applicable countries, as well as the policies and regulations of the United States with respect to companies operating in the applicable countries, could all have an adverse impact on the operations of the Company.

     The Company's interests could also be adversely affected by changes in any contracts applicable to the Company's interests, including the renegotiating of terms by foreign governments or the expropriation of interests.

     It should be noted that the Production Sharing Agreement in Yemen enjoys the protection of having been ratified and passed into law by the Republic of Yemen, thereby preserving the sanctity of the Agreement as a law of the land, limiting the opportunities for renegotiation of terms. During the lifetime of petroleum production in Yemen, no expropriation of interests has occurred.

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

Operating  Hazards  and  Uninsured  Risks

     The operation of an oil or gas well is subject to risks such as blowouts, cratering, pollution and fires, any of which could result in damage or destruction of the well or production facility or the injury or death of persons working at those facilities. The operator of the well may be unable to purchase adequate insurance against each of these risks. The occurrence of such a significant event could have a material adverse affect on the Company.

General  Risks  of  the  Oil  and  Gas  Industry

     The Company's operations will be subject to those risks generally associated with the oil and gas industry. Such risks include exploration, development and production risks, title risks, and weather risks, shortages or delay in delivery of equipment and the stability of operators and contractor companies.

ITEM  2.     DESCRIPTION  OF  PROPERTIES

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

ITEM  2.     DESCRIPTION  OF  PROPERTIES  (continued)

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

     On November 6, 1998, the Company executed a memorandum of understanding with Wartsila NSD Ecuador to develop this property. The feasibility study on this project was completed in July, 1999. Subsequent to the feasibility study, Wartsila opted to forego participation in the project. The Company then entered in a dialog with Termotasajero, a major Colombian utility company, to construct a 20-megawatt natural gas fired power plant. A preliminary proposal was received by the Company in August, 2000. The general concepts provide for Adair to supply the gas to fuel the power plant providing revenues under a long term gas purchase contract. In addition, as an incentive to provide the fuel for the plant at prices that allow competitive pricing for the power, Adair will receive equity in the power plant based on the value of their contribution under the gas purchase contract. This option would allow the Company to recover additional revenues under a power purchase agreement with Termotasajero. Realization of the value of reserves is contingent upon the Company concluding an agreement to construct a power plant utilizing gas from the field.

ITEM  3.     LEGAL  PROCEEDINGS

The Company was named as a defendant in the matter of Mark Singleton v. Adair International Oil and Gas, Inc., 98-2672, 215th Judicial District Court, Harris County, Texas. The plaintiff was seeking rescission for the purchase of 195,000 shares of common stock of the Company. The plaintiff dismissed the suit.

The Company was named as a defendant in the matter of Santa Fe Natural Resources, Inc. v. Adair International Oil and Gas, Inc., CV-42, 061, 142nd Judicial District Court, Midland County, Texas. The plaintiff claimed that the Company breached a contract in connection with a bid on an oil and gas prospect in Eddy County, New Mexico. The plaintiff is also claimed an amount due from the Company in connection with services rendered for an oil and gas prospect known as the Saunders prospect in New Mexico. The lawsuit was resolved with the Company paying the plaintiff $20,000 in cash and issuing 10,000 shares of Company stock to the plaintiff valued at $20,000.

The Company was named as a defendant in the matter of John A. Braden, Robert D. Goldstein, James L. Bennink and S. Cleve Gazaway, Individually, and as the Partners for Braden, Bennink, Goldstein, Gazaway & Company, P.L.L.C. v. John W. Adair, Individually, Jalal Alghani, Individually, Adair International Oil and Gas, Inc. and ChaseMellon Shareholder Services, L.L.C., 2000-16454, 152nd Judicial District Court, Harris County, Texas. The plaintiffs claim damages resulting from breach of an alleged contract between the plaintiffs and the Company. The Company has recorded a liability on its books in the total amount of $ 32,487.75 which represents the balance of the obligation for which this lawsuit arose. The Company intends to defend itself vigorously in this matter.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     The regular annual meeting of shareholders was held on February 22, 2000, At which time the following persons were elected directors:

               Name                    Votes  for
               ----                    ----------

               John  W.  Adair         27,634,210
               Earl  K.  Roberts       27,879,610
               Jalal  Alghani          27,879,678

                                     PART II

ITEM  5.     MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

PRICE  RANGE  OF  COMMON  STOCK

     The Company's Common Stock is currently traded on the over the counter bulletin board ("OTCBB") symbol "AIGI.OB." The following table sets forth, for the periods indicated, the high and low closing bid prices for the Common Stock of the Company as reported on the OTCBB. The bid prices reflect inter-dealer quotations, do not include retail mark ups, markdowns or commissions and do not necessarily reflect actual transactions.

                                     COMMON STOCK PRICE RANGE
                                         HIGH BID LOW BID
               Fiscal Quarter Ended:

               August  31,  1998        $  .375    $  .0781
               November  30,  1998      $  .0938   $  .0469
               February  28,  1999      $  .0938   $  .0312
               May  31,  1999           $  .0625   $  .0312

               August  31,  1999        $  .2031   $  .0312
               November  30,  1999      $  .5938   $  .0938
               February  29,  2000      $ 3.7188   $  .3750
               May  31,  2000           $ 2.5625   $  .4062


     On September 1, 2000, the closing price for the Common Stock of the Company on the OTCBB was $ .5000. On September 1, 2000, there were approximately 897 stockholders of record of the Common Stock, including broker-dealers holding shares beneficially owned by their customers.

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

ITEM  5.     MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS
             (continued)

RECENT  SALES  OF  UNREGISTERED  SECURITIES

     During the years ended May 31, 2000 and 1999, the following transactions were effected by the Company in reliance upon exemptions from registration under the Securities Act of 1933 as amended (the "Act") as provided in Section 4(2) thereof. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in, nor did the Company pay any commissions or fees to any underwriter in connection with any of these transactions. None of the transactions involved a public offering. The Company believes that each of the persons had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risk of the purchase or receipt of these securities of the Company. The Company believes that each of the persons were knowledgeable about the Company's operations and financial condition.

     On February 1, 2000, Adair International Oil and Gas, Inc. (the Company) acquired 100% of the outstanding common stock of Partners In Exploration, Inc.
(PIE). Pursuant to this acquisition, the Company conveyed 4,200,000 shares of restricted common stock for all of the outstanding shares of Exploration which totalled 4,200,000 shares. See Item 6, Acquisition of Subsidiary.


     The Company issued stock in lieu of cash in transactions summarized as follows for the years ended May 31, 2000 and 1999. The Summary Compensation Table at Item 10, Executive Compensation, details the number of shares issued for compensation to each Company officer.

     Nature  of  transaction                 2000                  1999
-------------------------------     -----------------------  ---------------------
                                      Shares      Amount      Shares      Amount
                                    ----------  ----------  ----------  ----------
Consultants and professional fees      678,203  $  187,150   4,187,416  $  173,108
Salaries                             2,363,770     360,000   2,886,262     180,000
Accrued  salaries                    2,304,983     192,500           -           -
Acc'ts payable and acc'd liability   1,416,143      68,315           -           -
Furniture  and  fixtures                     -           -     500,000      20,000
Other  expenses                      1,061,050     276,000     248,123      13,026
                                    ----------  ----------  ----------  ----------
                                     7,824,149  $1,083,965   7,821,801  $  386,134
                                     =========  ==========  ==========  ==========

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report, including Management's Discussion and Analysis of Financial Condition and Results of Operations, includes certain forward-looking statements. The forward-looking statements reflect the Company's expectations, objectives and goals with respect to future events and financial performance, and are based on assumptions and estimates which the Company believes are reasonable. However, actual results could differ materially from anticipated results. Important factors which may affect the actual results include, but are not limited to, commodity prices, political developments, market and economic conditions, industry competition, the weather, changes in financial markets and changing legislation and regulations. The forward-looking statements contained in this report are intended to qualify for the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended. The Notes to Consolidated Financial Statements contain information that is pertinent to the following analysis.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

                       Implementation of Business Strategy

     The fiscal period from May 1999 through May 2000 represents major advancements in the Company's stated goal to become a substantial energy company. During this time period we have seen our internal capabilities of conducting business in the oil and gas sector greatly enhanced by our merger with Partners In Exploration, Inc., which brings well seasoned management and "state of the art" technical capacity to the company. Through this merger, the Company has also enhanced the quality and quantity of its exploration projects, specifically a major Production Sharing Agreement in the Republic of Yemen and a significant opportunity in the Permian Basin of West Texas.

     Concurrent with our activities in oil and gas, we expanded our efforts in the power business. In 1999, we signed our first development agreement with Calpine Corporation for what is now known as the Teawaya Energy Center located on Native American lands in southern California. Additional sites are currently under assessment and the Company is evolving it's site development strategy to include securing the necessary permits required to greatly enhance the value of its sites.

     During the past fiscal year and subsequent to May 31, 2000, the Company has entered into two major projects, an exploration program in Block 20, located in the Republic of Yemen and a power plant located in Southern California, more completely described in Item 1, Business. Both of these projects will provide internally generated funds to apply toward budgeted expenditures during the next fiscal year.

                 Financial Impact - Block 20, Republic of Yemen

     A participation agreement between Adair Yemen Exploration Limited, Occidental Yemen Sabatain, Inc. and Saba Yemen Oil Company Limited, dated March 31, 2000 provides for the payment of $750,000 to the Company by the major partner, Occidental Petroleum, within ten (10) days of the effective date of the Production Sharing Agreement (PSA). The effective date established by Presidential decree number 21 was September 2, 2000.

     In addition Occidental shall pay from its sole account one hundred percent (100%) of the costs to acquire and process up to two hundred (200) square kilometers of 3D seismic, such expenditure to be capped at four million dollars ($4,000,000).

     Adair Exploration, Inc., under the terms of a Technical Services Contract with the project partners, will provide interpretational services for the program. It is estimated that fees from this work will total $900,000 and $1,000,000, respectively, in the first and second program years.

     The Company, as operator, is to receive an administrative overhead fee based on varying percentages of the total work program costs. Based on the current work program budget, during the same two program periods, these fees are estimated to be $235,000 and $136,000, respectively.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     Contractor group working interests in the block are Occidental 50%, Adair 30%, and Saba 20%. The working interests as a group are subject to a 5% carried interest held by the Yemen Company For Investments In Oil and Minerals (YICOM) in the concession area.

     The minimum work commitment to the Yemen government includes reprocessing of existing 2D seismic data, the acquisition of 100 square kilometers of 3D seismic and the drilling of two exploration wells within the first three year exploration period. This work program commitment is guaranteed by the partners through placement of a Letter of Credit in the amount of $8.3 million which is refunded as work commitments are completed. A second three year exploration period is optional, providing for an overall six year exploration opportunity, and if a commercial discovery is made, a twenty year production period is granted.

     The Production Sharing Agreement allows for recovery of investment cost made by the contractor group from the oil produced. Oil not used for cost recovery is then "split" between the contractor group and the Yemen government. For example, initially the Adair-Oxy-Saba contractor group will receive up to 66% of the first 25,000 barrels of oil produced each day from fields on Block
20. "This opportunity to recover all of our costs up front improves the project economics. We believe the production splits reflect recognition by the Yemen government of providing investment incentives while retaining a fair share for the future of Yemen", stated Dick Boyce, President of Adair Yemen Exploration Limited.

     A one time signature bonus of $400,000 was payable on the effective date by The group to the Government of Yemen. Additionally each year, the contractor group funds $250,000 which is used exclusively for the technical raining of the professional staff at the Ministry of Oil and Mineral Resources, and for various institutional and social development projects in Yemen. Thes e costs are shared proportionally by the working interest partners.

          Financial Impact - Teayawa Energy Center, Southern California

     The Teayawa Energy Center (TEC) Site Development Agreement, dated November 30, 1999, provides for the payment of a development fee of $1,000,000 payable in two installments: $500,000 at the financial closing estimated to occur in quarter one, 2001, and $500,000 upon the commercial operation date estimated to occur in quarter three, 2002. The Company receives $12,000 per month consulting fee until the commercial commissioning of the project.

     Additionally, the Agreement provides for a royalty payable to the Company on the basis of a sliding scale between 3% and 4% of the earnings before interest, taxes, depreciation, and amortization for a period of 20 years. Current economic models project annual royalties of from $1,100,000 to $1,800,000 per year from commercial operation. These models are based on assumptions and estimates which the Company believes are reasonable, however, actual results could differ materially from anticipated results.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     The Company also has the option, exercisable at or before financial closing, to purchase up to 20% of the output of the plant under a long-term power sales agreement. The purchase price of this power shall be negotiated at a discount to prevailing market prices and shall approximate the fuel, operations and maintenance, financing and management expenses for the project. The Company many assign its rights to the power sales agreement and is subject to a right of first refusal in favor of Calpine. While the value of this option is difficult to assess at this point in time, management believes that the impact will be substantial owing to the fact that the output of the plant will maintain both a base load sales opportunity and peak generating capacity that can be sold as Merchant power at spot market prices. Current economic models project annual total revenues of from $11,000,000 to $13,000,000 per year from commercial operation. These models are based on assumptions and estimates which the Company believes are reasonable, however, actual results could differ materially from anticipated results.

     Company costs during the development phase are included in budgeted general and administrative costs and the Company has no obligation for any of the direct development expenditures or capital investment in the plant.

            Financial Impact - Internal and External Capital Sources

     Subsequent to May 31, 2000, internal funding of all expenditures, has been through the sale of Company stock and the consulting fees on the TEC. As a result of the Company's acquisition of interests in the Teayawa Energy Center, the Company has been actively engaged in obtaining financing to effect its plan to develop additional sites for gas-fired power plants and to proceed with its exploration projects. Alternatively, the Company has the option to market all or a portion of its interest in the Yemen exploration project as an alternative source of funding of future operations. There is no assurance, however, that the Company would be successful in its efforts to sell the interest at the value estimated. Future internal revenues from site development fees, operator fees, and technical services are expected to provide partial funding of operating expenses and other financial obligations which have previously been met primarily, by the issuance of Company stock.

     The revenues from the Yemen exploration project and the TEC, in combination with either the acquisition of financing or the marketing of a portion of its exploration interests, are projected to take the Company to the commercial revenues of both projects. Such funding would facilitate continuing as well as the development of other projects as described in Item 1, Business. The Company is continuing its efforts to acquire major equity partners on a risk managed basis for its projects.

                            Acquisition of Subsidiary

On February 1, 2000, Adair International Oil and Gas, Inc. (the Company) acquired 100% of the outstanding common stock of Partners In Exploration, Inc.
(PIE). Coincident with the acquisition of PIE, the name of Partners In Exploration, Inc. was changed to Adair Exploration, Inc. (Exploration). The terms and conditions of the stock exchange were determined by the parties through arms length negotiations. However, no appraisal was conducted. The financial results of Exploration are consolidated into the Company's financial statements effective on the date of acquisition.

Exploration is a Texas corporation located in Dallas, Texas. It has the professional staff and equipment to evaluate complex geology to include state of the art 3-D seismic information. Exploration has done extensive work in the Yemen area where the Company currently has a large concession. Pursuant to this acquisition, the Company conveyed 4,200,000 shares of restricted common stock for all of the outstanding shares of Exploration which totalled 4,200,000 shares. The assets of Exploration include extensive 2D seismic, well reports, and a regional database encompassing the Company's Yemen concession; 2D seismic, gravity data, technical reports, and regional geologic data in Eritrea; and 3D seismic on other geological data encompassing part of West Texas. PIE has the software, computers, and 3-D work stations to interpret and evaluate existing data. It is the intention of Exploration and the Company to utilize these assets to interpret and evaluate future acquisitions. Exploration also had an equal interest with the Company in a signed Memorandum of Understanding (MOU) with regard to the exploration of Block 20 in the Republic of Yemen. Subsequent to the acquisition, both the Company and Exploration conveyed their interests in the MOU by assignment to Adair Yemen Exploration Limited, a wholly owned subsidiary of the Company.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RESULTS  OF  OPERATIONS

FISCAL  YEAR  ENDED  MAY  31,  2000  COMPARED TO FISCAL YEAR ENDED MAY 31, 1999.

     The following summarizes oil and gas revenues and operating expenses for the year ended May 31, 1999. There were no oil and gas revenues for the year ended May 31, 2000 as the Company sold all of its domestic production in the previous year.
                                            Year Ended
                                           May 31, 1999
                                          -------------
                Oil and Gas Sales          $     33,008
                Lease Operating Expenses         13,966
                                           ------------
                Operating Income           $     19,042
                                           ============

     Revenues. During fiscal 1999, the Company's total revenues were the $33,008 from its domestic properties which were sold March 31, 1999. In fiscal 2000, total revenues of $62,443 were from consulting fees in the natural gas site development area ($60,000) and technical geophysical services ($2,443).

     Lease Operating Expenses. During fiscal 1999, lease operating expenses of $13,966 were attributable to properties sold as indicated above.

     Depreciation. Depreciation and expense decreased from $60,435 in fiscal 1999 to $10,802 in fiscal 2000, an increase of $49,633.

     Interest Expense. During fiscal 2000, the Company had incurred interest expense on a note payable in the amount of $4,337, which represented an increase of $2,069 over fiscal 1999

     General and administrative Expenses. The Company experienced an increase in general and administrative expenses of from $1,396,887 in fiscal 1999 to $1,747,112 in fiscal 2000, an increase of $350,225. $260,556 of this increase was attributable to the general and administrative expenses of Adair Exploration, Inc. from February 1, 2000 through May 31, 2000. Increases of $164,215 in shareholder services, $156,557 in travel expenses, and the settlement of a fee dispute of $40,000 totalled $360,772. Decreases in consulting of $142,078 and legal and accounting fees of $97,695 totalled $239,773. These changes combined with others combined to constitue the overall increase.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RESULTS  OF  OPERATIONS  (continued)

     The net loss for the year ended May 31, 2000 was ($1,699,808) or ($0.03) per share on revenues of $62,443 versus a net loss of ($1,509,458) or ($0.04) per shares on revenues of $33,008 in 1999.

LIQUIDITY  AND  CAPITAL  RESOURCES

     The Company is liable for $120,000 of a $400,000 standby letter of credit posted by its wholly owned subsidiary, Adair Yemen Exploration, Limited. On April 2, 2000 Adair Yemen was a party to a Production Sharing Agreement (PSA) with the Yemen Government for the exploration of Sabatain Block 20 as described more fully in Item 1, Business, and in the Notes to Consolidated Financial Statements regarding Commitments. The company has no bank debt other than that described in the foregoing.

     The Company expects that its existing cash reserves, cash flows from Operations, partial project farmins, and financing, if available, will be sufficient to cover the Company's cash requirements for fiscal 2000. However, there can be no assurance that these sources of cash will cover the Company's requirements for fiscal 2000.

Year  2000  Issues

     The Company did not experience any significant disruptions in its operations during the transition into the Year 2000. While the Company did not experience any significant Year 2000 disruptions during the transition into the Year 2000, it will continue to monitor its operations and systems and address any date-related problems that may arise as the year progresses.


ITEM  7.     FINANCIAL  STATEMENTS

     The information required hereunder is included in this report as set forth on pages 29-53.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Braden, Bennink, Goldstein, Gazaway & Company, P.L.L.C. ("Braden") audited the financial statements of the Company for the year ended May 31, 1998 and resigned on July 2, 1999. The Company engaged Jack Sisk & Co. ("Sisk") as its new independent auditor on July 26, 1999, to audit the financial statements of the Company for the year ended May 31, 1999. Sisk was replaced by the firm of Jackson and Rhodes, P.C. ("J&R") on May 15, 2000.

     There were no disagreements between the Company and Braden nor Sisk whether resolved or not resolved, on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved, would have caused them to make reference to the subject matter of the disagreement in connection with their report. Since June 1, 1997, and through the present, there were no reportable events requiring disclosure with respect to each auditor's period of engagement.

     The reports of both Braden and Sisk for the previous two fiscal years did not contain any adverse opinion or disclaimer of opinion but Braden's opinion was qualified as to uncertainty and audit scope, and both opinions contained going concern modifications.

     The decision to change principal accountants was recommended and approved by the Company's Board of Directors and made at their request.

     On February 28, 2000, the Company engaged J&R to audit its subsidiary, Adair Exploration, Inc. (formerly Partners In Exploration, Inc.), which was acquired effective February 1, 2000. In the course of that engagement, the Company consulted with J&R regarding the application of accounting principles and other matters as would be ordinary and necessary for J&R to render an opinion on the financial statements of the subsidiary for the years ending December 31, 1999 and 1998. The nature, extent, and result of all such consultations are best described in the reading of Combined Financial Statements of Partners In Exploration, Inc., for the years ending December 31, 1999 and 1998, which are included in Form 8-K, Amendment Number 1, dated February 1, 2000.

     Additionally, the Company conferred verbally with J&R with regard to the accounting for the acquisition by the Company. The result of such consultations are best described in the reading of the Notes to Pro Forma Consolidated
Financial Data which are included in Form 8-K, Amendment Number 1, dated February 1, 2000.

     The consultations referred to in the preceding two paragraphs did not cause the Company to make any significant changes on any accounting, auditing or financial reporting issue.

     Sisk has provided a letter addressed to the Securities and Exchange Commission pursuant to Regulation S-B Item 304.

                                    PART III


ITEM  9.     DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS

The following table sets forth the directors and executive officers of the Company.

Name               Age          Title
----               ---          -----

John  W.  Adair     58          Chairman  of  Board,  Chief  Executive  Officer
                                and  Director

Earl  K.  Roberts   73          President  and  Director

Jalal  Alghani      41          Chief  Financial  Officer  and  Director

Richard G. Boyce    46          President,  Adair  Exploration,  Inc.

     Directors are elected annually and hold office until the next annual meeting of the stockholders of the Company or until their successors are elected and qualified. Officers serve at the discretion of the Board of Directors. There is no family relationship between or among any of the directors and executive officers of the Company.

BIOGRAPHIES

     Mr. Adair has been a Director and the CEO of the Company since 1997. Prior to his joining the Company in 1997, he served as the president and chief executive officer of Dresser Engineering Co., a company which specializes in oil and gas engineering services, from 1995 to 1997. Since 1988, Mr. Adair has served as president of Adair Oil International, Inc.

     Mr. Roberts has been a Director of the Company since 1981, and has served as the president of the Company since its inception in 1988 and was the chief executive officer of the Company until June, 1997.

     Mr. Alghani has been a Director of the Company since 1997. Prior to his joining the Company in 1997, he served as vice president of sales and marketing of Dresser Engineering Co. from 1995 to 1997. Since 1990 Mr. Alghani has served as an executive officer of Adair Oil International, Inc.

     Mr. Boyce has served as President of Adair Exploration, Inc. since its inception prior to acquisition this year. He was graduated from the Colorado School of Mines and has served in numerous positions as Chief Geophysicist implementing state-of-the-art computer technology. He has over twenty years of worldwide oil and gas exploration and development experience. He has worked for Superior Oil Company and Hunt Oil Company, the later in the area in the Republic of Yemen in which the Company is now operating.

SECTION  16(a)  BENEFICIAL  OWNERSHIP  REPORTING  COMPLIANCE

     John W. Adair, Jalal Alghani, Earl K. Roberts, and Richard G. Boyce each failed to file Form 4 reports during the last fiscal year concerning receipt of restricted common stock received as compensation from the Company.

ITEM  10.     EXECUTIVE  COMPENSATION

DIRECTOR  COMPENSATION

     The Company does not currently pay any cash director's fees, but it pays the expenses, if any, of its directors in attending board meetings. The three Directors of the Company are also Executive Officers of the Company. These persons receive restricted stock as compensation. See, Executive Compensation.

EXECUTIVE  COMPENSATION

     Beginning in June, 1997, the Company agreed to pay John W. Adair, Earl K. Roberts and Jalal Alghani each a salary of $5,000 per month, when funds are available. In January 1998, this compensation was increased to include, for each person, per month, $5,000 worth of restricted common stock of the Company, based on the market price of the common stock at the end of each month. Effective with the acquisition of Adair Exploration, Inc. on February 1, 2000, it was agreed to pay Richard G. Boyce compensation as President of Adair
Exploration,  Inc.,  the  amount  of  $10,000  per  month.

     The following table reflects all forms of compensation for services to the Company for the fiscal years ended May 31 , 1999, 1998 and 1997 of the all of the executive officers of the Company.

                             SUMMARY COMPENSATION TABLE
                             --------------------------

                     ANNUAL  COMPENSATION      LONG TERM COMPENSATION
                 ----------------------------  ----------------------
                                               AWARDS                PAYOUTS
                                               ------                -------
                                      OTHER                                   ALL
NAME AND                              ANNUAL RESTRICTED SECURITIES            OTHER
PRINCIPAL                             COMPEN-  STOCK    UNDERLYING    LTIP    COMPEN-
POSITION   YEAR     SALARY      BONUS  SATION  AWARDS  OPTIONS/SARS  PAYOUTS  SATION
---------  ----  -------------  -----  ------  ------  ------------  -------  ------
John W.    2000  $ 120,000 (1)    -0-     -0-     -0-           -0-      -0-     -0-
Adair      1999  $ 120,000 (2)     0-     -0-     -0-           -0-      -0-     -0-
CEO        1998  $  85,000        -0-     -0-     -0-           -0-      -0-     -0-

Earl K.    2000  $ 120,000 (1)    -0-     -0-     -0-           -0-      -0-     -0-
Roberts    1999  $ 120,000 (3)    -0-     -0-     -0-           -0-      -0-     -0-
President  1998  $  85,000        -0-     -0-     -0-           -0-      -0-     -0-

Jalal      2000  $ 120,000 (1)    -0-     -0-     -0-           -0-      -0-     -0-
Alghani    1999  $ 120,000 (3)    -0-     -0-     -0-           -0-      -0-     -0-
CFO        1998  $  85,000        -0-     -0-     -0-           -0-      -0-     -0-

Richard G. 2000  $  40,000 (4)    -0-     -0-     -0-           -0-      -0-     -0-
Boyce
President of Adair Exploration, Inc.

----------------------------
(1)     $  120,000  was  paid  in-kind  with  474,090  of  restricted  stock.

(2)    Of which  $15,000  was  paid  in cash, $45,000 was accrued to be paid in cash,
$50,000  was  paid  in-kind  with  827,014  shares of restricted common stock of  the
Company,  and  $10,000  was  accrued  to  be  paid  in-kind  in  common  stock.

(3)    Of  which  $12,500  was  paid  in cash, $47,500 was  accrued  to  be  paid  in cash, $50,000 was  paid  in-kind  with  827,014  shares of restricted common stock of the Company,  and  $10,000  was  accrued  to  be  paid  in-kind  in  common  stock.

(4)     $  40,000  was  paid  in-kind  with  48,961  shares of restricted stock.

ITEM  11.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of September 1, 2000, with respect to the beneficial ownership of shares of Common Stock by (i) each person who is known to the Company to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each executive officer of the Company and (iv) all executive officers and directors of the Company as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown.


     NAME AND ADDRESS OF                   BENEFICIAL      TITLE OF      PERCENT
     BENEFICIAL  OWNER                     OWNERSHIP        CLASS       OF CLASS
     ---------------------------------------------------------------------------
     Jalal  Alghani                        6,640,986(1)  Common  Stock     10.0%
     3000  Richmond,  Suite  100
     Houston,  Texas  77098

     John  W.  Adair                       6,358,695     Common  Stock      9.5%
     3000  Richmond,  Suite  100
     Houston,  Texas  77098

     Richard  G.  Boyce                     4,264,961     Common  Stock     6.4%
     1001  Hampshire  Lane
     Richardson,  Texas  75080

     Earl  K.  Roberts                     3,404,107     Common  Stock      5.1%
     3000  Richmond,  Suite  100
     Houston,  Texas  77098

     All  directors  and  executive       20,668,749     Common  Stock     31.0%
     officers as a group (4) persons)
     --------------------------------
     (1) Includes 6,240,986 shares owned directly, and 400,000 shares owned indirectly through a trust for the benefit of the daughter of Mr. Alghani.

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

ITEM  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS  (continued)

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

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(A)     EXHIBITS

EXHIBIT
NUMBER        DESCRIPTION
-----------   ---------------
3.1     *     Certificate  of  Incorporation  of  the  Registrant,  as  amended.
3.2     *     Bylaws  of  the  Registrant,  as  amended.
4.1     *     See  Exhibits  3.1  and  3.2.  for  provisions  of the Articles of
              Incorporation  and  Bylaws  of  the  Registrant defining rights of holders  of  common  stock  of  the  Registrant.
4.2     *     Common  Stock  specimen.
10.1    **    Wartsila  Agreement.
10.2    **    PIE  Agreement.
10.20   ***   Memorandum  of  Understanding.
10.21   ***   Participation  Agreement.
10.30   ***   Site  Development  Agreement.
16.1    ***   Letter  from  Sisk.
21.1    ***   Subsidiaries.
27.1    ***   Financial  Data  Schedule.
----------------------
* Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 1997, and incorporated by reference thereto.
** Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 1999, and incorporated by reference thereto.
***   Filed  herewith

(B)   REPORTS  ON  FORM  8-K

      Change in Registrants Certifying Accountants, May 15, 2000. Acquisition of Partners in Exploration, Inc., February 1,2000.

SIGNATURES

In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 12, 2000.

                              ADAIR  INTERNATIONAL  OIL  AND  GAS,  INC.

                                   /s/  John  W.  Adair
                                   ------------------------------
                                   John  W.  Adair
                                   Chairman  of  the  Board,  Director  and
                                   Chief  Executive  Officer


     Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature                     Title                           Date
---------                     -----                           ----

/s/  John  W. Adair           Director                        September 12, 2000
-------------------
John  W.  Adair               Chairman of the Board and
                              Chief  Executive  Officer

/s/  Earl K. Roberts          Director and President          September 12, 2000
-------------------
Earl  K.  Roberts


/s/  Jalal  Alghani           Director  and                   September 12, 2000
-------------------
Jalal  Alghani                Chief  Financial  Officer

PART  I.

ITEM  1.     FINANCIAL  STATEMENTS

             ADAIR INTERNATIONAL OIL AND GAS, INC. AND SUBSIDIARIES
                                TABLE OF CONTENTS
                              MAY 31, 2000 AND 1999


Independent  Auditors'  Reports                                            30-31

Consolidated  Balance  Sheets                                                 32

Consolidated  Statements  of  Operations                                      33

Consolidated  Statements  of  Changes  in  Shareholders'  Equity              34

Consolidated  Statements  of  Cash  Flows                                     35

Notes  to  Financial  Statements                                           36-53

                          INDEPENDENT AUDITORS' REPORT



Board  of  Directors
Adair  International  Oil  &  Gas,  Inc.

We have audited the accompanying consolidated balance sheet of Adair International Oil & Gas, Inc. and subsidiaries as of May 31, 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Adair International Oil & Gas, Inc. and subsidiaries as of May 31, 2000, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.



                             Jackson & Rhodes, P.C.


Dallas,  Texas
September  2,  2000

                          INDEPENDENT AUDITOR'S REPORT

                                 JACK SISK & CO.

           A Professional Corporation of Certified Public Accountants

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

             ADAIR INTERNATIONAL OIL AND GAS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                              MAY 31, 2000 AND 1999

                                   ASSETS
                                                    2000           1999
                                                -------------  ------------

CURRENT ASSETS:
  CASH AND CASH EQUIVALENTS                     $     14,854   $     1,739
  ACCOUNTS RECEIVABLE                                 24,000             -
  INVENTORY                                                              -
  PREPAID EXPENSES                                         -             -
  REFUNDABLE DEPOSITS                                      -             -
                                                -------------  ------------
    TOTAL CURRENT ASSETS                              38,854         1,739
                                                -------------  ------------

PROPERTY AND EQUIPMENT:
  OIL AND GAS PROPERTIES AND EQUIPMENT
    UNDER THE FULL COST METHOD OF ACCOUNTING       3,000,000     3,000,000
  FURNITURE AND EQUIPMENT                            268,323        27,399
                                                -------------  ------------
                                                   3,268,323     3,027,399
  LESS ACCUMULATED DEPRECIATION                      (88,345)       (6,417)
                                                -------------  ------------
    NET PROPERTY AND EQUIPMENT                     3,179,978     3,020,982
                                                -------------  ------------

OTHER ASSETS:
  GEOPHYSICAL DATA AND INTELLECTUAL PROPERTY       4,984,717             -
  DEPOSITS AND OTHER ASSETS                           18,805         6,726
                                                -------------  ------------
    TOTAL OTHER ASSETS                             5,003,522         6,726
                                                -------------  ------------

                                                $  8,222,354   $ 3,029,447
                                                =============  ============

                      LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES:
  NOTE PAYABLE                                  $          -   $    30,380
  ACCOUNTS PAYABLE                                    91,992       198,916
  ACCRUED EXPENSES                                                 248,997
  TAXES PAYABLE                                       41,832        37,573
                                                -------------  ------------
          TOTAL CURRENT LIABILITIES                  133,824       515,866
                                                -------------  ------------

COMMITMENTS AND CONTINGENCIES (NOTE 10)                    -             -

SHAREHOLDERS' EQUITY:
   COMMON STOCK, WITHOUT PAR VALUE, AT STATED
    CAPITAL: AUTHORIZED 100,000,000 SHARES,
    64,381,625  AND 45,232,148 SHARES
    ISSUED AND OUTSTANDING                        19,073,136    11,798,379
  ACCUMULATED DEFICIT                            (10,984,606)   (9,284,798)
                                                -------------  ------------
          TOTAL SHAREHOLDER'S EQUITY               8,088,530     2,513,581
                                                -------------  ------------

                                                $  8,222,354   $ 3,029,447
                                                =============  ============

    See  accompanying  notes  to  consolidated  financial  statements.

             ADAIR INTERNATIONAL OIL AND GAS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE YEARS ENDED MAY 31, 2000 AND 1999

                                  2000          1999
                              ------------  ------------
REVENUES:
  CONSULTING FEES             $    62,443   $         -
  OIL AND GAS SALES                     -        33,008
                              ------------  ------------
                                   62,443        33,008
                              ------------  ------------

COSTS AND EXPENSES:
  LEASE OPERATING EXPENSE               -        13,966
  DEPRECIATION AND DEPLETION       10,802        60,435
  INTEREST EXPENSE                  4,337         2,268
  GENERAL AND ADMINISTRATIVE    1,747,112     1,396,887
                              ------------  ------------

    TOTAL COSTS AND EXPENSES    1,762,251     1,473,556
                              ------------  ------------

OPERATING LOSS                 (1,699,808)   (1,440,548)

LOSS ON SALE OF ASSETS                  -       (68,910)
                              ------------  ------------

NET LOSS BEFORE INCOME TAXES   (1,699,808)   (1,509,458)

INCOME TAXES                            -             -
                              ------------  ------------

NET LOSS                      $(1,699,808)  $(1,509,458)
                              ============  ============

NET LOSS PER COMMON SHARE:
  BASIC AND DILUTED           $     (0.03)  $     (0.03)
                              ------------  ------------

AVERAGE NUMBER OF SHARES OF
  COMMON STOCK OUTSTANDING     63,507,341    45,232,148
                              ------------  ------------

See  accompanying  notes  to  consolidated  financial  statements.

                       ADAIR INTERNATIONAL OIL AND GAS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                             FOR THE YEARS ENDED MAY 31, 2000 AND 1999


                                              NO. SHARES                                   TOTAL
                                              ISSUED AND     COMMON       ACCUMULATED   SHAREHOLDERS'
                                             OUTSTANDING      STOCK         DEFICIT        EQUITY
                                            ------------  ------------  -------------  --------------
BALANCE AT MAY 31, 1998                       27,939,847   $10,955,548   $(7,775,340)  $   3,180,208

ISSUANCE OF COMMON STOCK FOR CASH              9,470,500       456,697                       456,697

ISSUANCE OF COMMON STOCK FOR COMPANY
  OBLIGATIONS                                  7,821,801       386,134                       386,134

NET LOSS                                                                  (1,509,458)     (1,509,458)
                                            ------------  ------------  -------------  --------------

BALANCE AT MAY 31, 1999                       45,232,148    11,798,379    (9,284,798)      2,513,581


ISSUANCE OF COMMON STOCK FOR CASH              6,251,044     1,124,254                     1,124,254

ISSUANCE OF COMMON STOCK FOR COMPANY
  OBLIGATIONS                                  7,824,149     1,068,965                     1,068,965

CORRECTION OR PRIOR YEARS' OUTSTANDING           874,284
  STOCK

ISSUANCE OF COMMON STOCK FOR THE
  ACQUISITION OF ADAIR EXPLORATION, INC.       4,200,000     5,081,538                     5,081,538

NET LOSS                                                                  (1,699,808)     (1,699,808)
                                            ------------  ------------  -------------  --------------

BALANCE AT MAY 31, 2000                       64,381,625   $19,073,136  $(10,984,606)  $    8,088,530
                                            ============  ============  =============  ==============

                    See  accompanying  notes  to  consolidated  financial  statements.

                   ADAIR INTERNATIONAL OIL AND GAS, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          FOR THE YEARS ENDED MAY 31, 2000 AND 1999


                                                             2000           1999
                                                        -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET LOSS                                                $ (1,699,808)  $ (1,509,458)
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
   USED BY OPERATING ACTIVITIES:
  CHANGES IN ASSETS AND LIABILITIES:
    DECREASE (INCREASE) IN ACCOUNTS RECEIVABLE               (24,000)         2,411
    (INCREASE) IN DEPOSITS AND OTHER ASSETS                  (12,079)        (6,351)
    COST OF OIL AND GAS PROPERTIES SOLD                                      68,910
    NOTE PAYABLE                                             (30,380)
    ACCOUNTS PAYABLE                                        (106,924)        86,590
    ACCRUED LIABILITIES                                     (248,997)
    PAYROLL TAXES PAYABLE                                      4,259         23,311
    DEPRECIATION                                              81,928         60,435
    ISSUANCE OF STOCK FOR EXPENSES                         1,068,965        366,134
    ALLOWANCE FOR NOTE RECEIVABLE                                           188,500
                                                        -------------  -------------
          NET CASH PROVIDED-OPERATING ACTIVITIES
  TOTAL ADJUSTMENTS                                         (763,152)       965,249
                                                        -------------  -------------

    NET CASH USED IN OPERATING ACTIVITIES                   (936,656)      (544,209)
                                                        -------------  -------------

CASH FLOWS USED IN INVESTING ACTIVITIES:
  PURCHASE OF PROPERTY AND EQUIPMENT                        (144,103)             -
  ACQUISITION OF SUBSIDIARY                                5,081,538
  PROCEEDS FROM SALE OF OIL AND GAS PROPERTIES                     -         23,241
    NET CASH PROVIDED BY INVESTING ACTIVITIES                144,103         23,241
                                                        -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  DECREASE IN NOTE PAYABLE                                   (30,380)        30,380
  ADDITIONAL SHARES ISSUED                                 1,124,254        456,697
    NET CASH PROVIDED BY FINANCING ACTIVITIES                109,874        487,077
                                                        -------------  -------------

NET CHANGE IN CASH EQUIVALENTS                                13,115        (33,891)
CASH AND CASH EQUIVALENTS:
  BEGINNING OF YEAR                                            1,739         35,630
                                                        -------------  -------------
  END OF YEAR                                           $     14,854   $      1,739
                                                        =============  =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  CASH PAID DURING THE YEAR FOR INTEREST                $      4,337   $      2,268
                                                        =============  =============
  CASH PAID DURING THE YEAR FOR INCOME TAXES            $          -   $          -
                                                        =============  =============


                   ADAIR INTERNATIONAL OIL AND GAS, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                          FOR THE YEARS ENDED MAY 31, 2000 AND 1999


                                                             2000           1999
                                                        -------------  -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
NET LOSS                                                $ (1,699,808)  $ (1,509,458)
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
   USED BY OPERATING ACTIVITIES:
  CHANGES IN ASSETS AND LIABILITIES:
    DECREASE (INCREASE) IN ACCOUNTS RECEIVABLE               (24,000)         2,411
    (INCREASE) IN DEPOSITS AND OTHER ASSETS                  (12,079)        (6,351)
    COST OF OIL AND GAS PROPERTIES SOLD                                      68,910
    DECREASE IN ACCOUNTS PAYABLE                            (106,924)        86,590
    DECREASE IN ACCRUED LIABILITIES                         (248,997)       175,309
    INCREASE IN PAYROLL TAXES PAYABLE                          4,259         23,311
    DEPRECIATION                                              81,928         60,435
    ISSUANCE OF STOCK FOR EXPENSES                         1,068,965        366,134
    ALLOWANCE FOR NOTE RECEIVABLE                                           188,500
                                                        -------------  -------------
        TOTAL ADJUSTMENTS                                    763,152        965,249
                                                        -------------  -------------

    NET CASH USED IN OPERATING ACTIVITIES                   (936,656)      (544,209)
                                                        -------------  -------------

CASH FLOWS USED IN INVESTING ACTIVITIES:
  PURCHASE OF PROPERTY AND EQUIPMENT                        (144,103)             -
  PROCEEDS FROM SALE OF OIL AND GAS PROPERTIES                     -         23,241
                                                        -------------  -------------
    NET CASH PROVIDED BY INVESTING ACTIVITIES               (144,103)        23,241
                                                        -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  INCREASE (DECREASE) IN NOTE PAYABLE                        (30,380)        30,380
  ADDITIONAL SHARES ISSUED                                 1,124,254        456,697
                                                        -------------  -------------
    NET CASH PROVIDED BY FINANCING ACTIVITIES              1,093,874        487,077
                                                        -------------  -------------

NET CHANGE IN CASH EQUIVALENTS                                13,115        (33,891)
CASH AND CASH EQUIVALENTS:
  BEGINNING OF YEAR                                            1,739         35,630
                                                        -------------  -------------
  END OF YEAR                                           $     14,854   $      1,739
                                                        =============  =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
                                                        -------------  -------------
  CASH PAID DURING THE YEAR FOR INTEREST                $      4,337   $      2,268
                                                        =============  =============

See  accompanying  notes  to  consolidated  financial  statements.

             ADAIR INTERNATIONAL OIL AND GAS, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                              MAY 31, 2000 AND 1999

Note  1.     Summary  of  Significant  Accounting  Policies
-----------------------------------------------------------

Basis of Presentation -- The consolidated financial statements include the accounts of Adair International Oil and Gas, Inc. and its wholly owned subsidiaries, Adair Exploration, Inc. (formerly Partners in Exploration, Inc. - see Note 2), and Adair Yemen Exploration Limited, and Adair Colombia Oil and Gas, S.A. All material intercompany balances and transactions have been eliminated in consolidation.

Organization -- Adair International Oil and Gas, Inc., (formerly Roberts Oil and Gas, Inc.)("the Company") was incorporated under the laws of the state of Texas on November 7, 1980. On June 16, 1997, a 51% interest in the Company's outstanding common stock was acquired by Adair Oil and Gas International of Canada, a Bahamian Corporation, and the Company name was changed to Adair International Oil and Gas, Inc. The 51% common stock of Adair Oil and Gas International of Canada was subsequently reissued to the individual shareholders. Since inception the Company's primary purpose has been the exploration, development and production of oil and gas properties in the United States. During the year ended May 31, 1997, as described in Note 2, the Company acquired properties located in Colombia. During the year ended May 31, 1999, the Company has changed its focus to the development of natural gas fired power generation projects. Effective February 1, 2000, the Company acquired all of the outstanding stock of Partners In Exploration, Inc. (PIE). The acquisition provided "state of the art" 3-D seismic works stations and technical support not previously available in house. With this acquisition the Company broadened its basic objectives to include exploration, evaluation of producing properties for potential acquisition, and the technical evaluation of oil and gas properties.

Accounting Method for the Acquisition -- The acquisition (PIE) was accounted for under the purchase method of accounting. Adair International Oil & Gas, Inc. (the Company) is considered the acquiring company for accounting purposes under this method and its operations are considered the historical operations of the reporting entity. Under purchase accounting, the total purchase price was allocated to the tangible and intangible assets and liabilities of PIE upon their respective fair values as of the closing date based upon evaluations and other analyses (See Note 2).

             ADAIR INTERNATIONAL OIL AND GAS, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                              MAY 31, 2000 AND 1999

Note  1.     Summary  of  Significant  Accounting  Policies  (continued)
------------------------------------------------------------------------


Financial Strategy -- The Company has responded to losses incurred in the past two years by implementing a new business strategy. With the deregulation of the natural gas industry, management has proceeded with the development of natural gas fired power generation projects. On July 8, 1999 the Company and a major power developer signed an agreement with the Torres Martinez tribe to develop what has become the Teayawa Energy Center (TEC), a 600 megawatt natural gas fired power generation project. The related revenues and long-term impact to the Company are described in more detail in Note 6, Revenues. For the fiscal year ending May 31, 2001, the Site Development Agreement provides for $644,000 in revenues to the Company. Concurrent with the development of the TEC, the Company has identified additional sites located on Native American Reservations in the Western, Midwestern, and Southeastern United States. As additional sites are developed, the Company expects to receive developer fees, carried royalty interests, and the right to invest as an equity partner.

On July 28, 1999, the Company signed a joint venture agreement with an exploration and geophysical company for the purpose of acquiring and exploring for oil and gas in the Republic of Yemen. As described in Note 2, Acquisition of Subsidiary, the Company subsequently acquired the joint venture Company, now Adair Exploration, Inc., to obtain enhanced in house geophysical capabilities for exploration and production and to provide technical services. The balance of what has come to be the Block 20 exploration program became 100% owned by the Company. As described in Note 10, Exploration of Block 20 in the Republic of Yemen, the Company brought a major partner in to the program which officially began on September 2, 2000. This project is generating a $750,000 prospect bonus and significant administrative fees for the Company as originator of the project and as initial operator. Adair Exploration, Inc. is further contracting with the exploration group to provide the technical services through the exploration phase. Again, as indicated in the Company's plan last year to reverse the going concern issues, partnering with companies which have the expertise and resources complimentary to those of the Company are generating near term revenues with long term revenue potential.

The Company is actively seeking additional capital based on the projects described above to develop additional natural gas projects, exploration activities, and evaluate the acquisition of producing properties with exploitation potential. Management believes it has demonstrated its strategies to be successful in reversing the experience of the past two fiscal years.

             ADAIR INTERNATIONAL OIL AND GAS, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                              MAY 31, 2000 AND 1999

Note  1.     Summary  of  Significant  Accounting  Policies  (continued)
------------------------------------------------------------------------

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

Furniture  and  office  equipment           7  years
Computer  software  and  equipment          5  years

Depreciation expense for the years ended February 29, 2000 and February 28 1999 were $10,802 and $60,435, respectively.

             ADAIR INTERNATIONAL OIL AND GAS, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                              MAY 31, 2000 AND 1999

Note  1.     Summary  of  Significant  Accounting  Policies  (continued)
------------------------------------------------------------------------

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


Earnings Per Share -- Basic earnings per share are computed by dividing earnings (loss) by the weighted average number of common shares outstanding adjusted for conversion of common stock equivalents, where applicable, outstanding during the period.

             ADAIR INTERNATIONAL OIL AND GAS, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                              MAY 31, 2000 AND 1999


NOTE  1.     Summary  of  Significant  Accounting  Policies  (ontinued)
-----------------------------------------------------------------------

Use of Estimates -- Management uses estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates. In 2000 and 1999 the management estimated sales prices, costs, and statutory income tax rates in calculating future net cash flows of proven oil and gas reserves.

Note  2.     Acquisition  of  Subsidiary
----------------------------------------

On February 1, 2000, Adair International Oil and Gas, Inc. (the Company) acquired 100% of the outstanding common stock of Partners In Exploration, Inc.
(PIE). Coincident with the acquisition of PIE, the name of Partners In Exploration, Inc. was changed to Adair Exploration, Inc. (Exploration). The terms and conditions of the stock exchange were determined by the parties through arms length negotiations. However, no appraisal was conducted. The financial results of Exploration are consolidated into the Company's financial statements effective on the date of acquisition.

Exploration is a Texas corporation located in Dallas, Texas. It has the professional staff and equipment to evaluate complex geology to include state of the art 3-D seismic information. Exploration has done extensive work in the Yemen area where the Company currently has a large concession. Pursuant to this acquisition, the Company conveyed 4,200,000 shares of restricted common stock for all of the outstanding shares of Exploration which totalled 4,200,000 shares. The assets of Exploration include extensive 2D seismic, well reports, and a regional database encompassing the Company's Yemen concession; 2D seismic, gravity data, technical reports, and regional geologic data in Eritrea; and 3D seismic on other geological data encompassing part of West Texas. PIE has the software, computers, and 3-D work stations to interpret and evaluate existing data. It is the intention of Exploration and the Company to utilize these assets to interpret and evaluate future acquisitions. Exploration also had an equal interest with the Company in a signed Memorandum of Understanding (MOU) with regard to the exploration of Block 20 in the Republic of Yemen. Subsequent to the acquisition, both the Company and Exploration conveyed their interests in the MOU by assignment to Adair Yemen Exploration Limited, a wholly owned subsidiary of the Company.

There were no material relationships between or among any of the companies or shareholders in this acquistion except as described in the following paragraph.

On July 28, 1999, the Company signed a joint venture agreement with Partners In Exploration, LLC (LLC), and oil and gas exploration geophysical firm, for the purpose of acquiring leases and exploring for oil and gas in Yemen. In October, 1999, the principals dissolved the LLC. Richard Boyce, one of the partners in the LLC and the principal stockholder of PIE transferred the above described assets from the LLC to PIE.

             ADAIR INTERNATIONAL OIL AND GAS, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                              MAY 31, 2000 AND 1999


Note  2.     Acquisition  of  Subsidiary  (continued)
-----------------------------------------------------

The purchase price and preliminary adjustments to the historical book value of PIE are as follows:

     Purchase  price based on value of common stock issued          $ 5,081,538
     Less:  Book  value  of net assets acquired                         (85,813)
     Add:  Book  value of net liabilities acquired                       74,756
                                                                   -------------
     Purchase  price  allocable  to assets acquired                 $ 5,070,481
                                                                   =============

     Allocation  of  purchase  price:
       Geophysical  data  and  intellectual  property               $ 4,984,717
       Software,  equipment, and office furniture and fixtures           85,764
                                                                   -------------
                                                                    $ 5,070,481
                                                                   =============

The acquired geophysical data and intellectual property will be amortized on a unit of production basis on exploration projects to which they pertain.

Unaudited pro forma results of operations, as if Adair Exploration, Inc. had been acquired at the beginning of each of the respective periods are as follows:

                                         Year Ended       Year Ended
                                        May 31, 2000     May 31, 1999
                                        --------------  -------------

     Revenues                           $     714,036   $   1,611,379
                                        --------------  -------------

     Net loss                           $  (1,940,924)  $ (1,370,118)
                                        --------------  -------------

     Net loss per common share          $       (0.03)  $      (0.03)
                                        --------------  -------------


The pro forma financial information above includes Exploration for the fiscal years ended December 31, 1999 and 1998, because it was deemed impractical to bring Exploration's financial information to the Company's fiscal year basis. It was determined that the pro forma fiscal information would not be materially different had information been available from the records of Exploration and its affiliates on the same chronological basis.

              AIR INTERNATIONAL OIL AND GAS, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                              MAY 31, 2000 AND 1999


NOTE  3.     Oil  and  Gas  Properties
--------------------------------------

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

At May 31, 2000, the Chimichagua gas field contained proven non-producing gas reserves, as described in Note 9, "Supplemental Oil and Gas Disclosures", which has been recorded at a cost basis of $3,000,000. The gas field was purchased by issuing 6,000,000 common shares valued at $0.50 per share. Pursuant to the purchase agreement, will receive a 2% overriding royalty in all hydrocarbons produced from the properties.

On November 6, 1998, the Company executed a memorandum of understanding with Wartsila NSD Ecuador to develop this property. The feasibility study on this project was completed in July, 1999. Subsequent to the feasibility study, Wartsila opted to forego participation in the project. The Company then entered in a dialog with Termotasajero, a major Colombian utility company, to construct a 20-megawatt natural gas fired power plant. A preliminary proposal was received by the Company in August, 2000. The general concepts provide for Adair to supply the gas to fuel the power plant providing revenues under a long term gas purchase contract. In addition, as an incentive to provide the fuel for the plant at prices that allow competitive pricing for the power, Adair will receive equity in the power plant based on the value of their contribution under the gas purchase contract. This option would allow the Company to recover additional revenues under a power purchase agreement with Termotasajero.
Realization of the value of reserves is contingent upon the Company concluding an agreement to construct a power plant utilizing gas from the field.

             ADAIR INTERNATIONAL OIL AND GAS, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                              MAY 31, 2000 AND 1999


NOTE  4.     Stock  Option
--------------------------

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

NOTE  5.     Nonmonetary  Stock  Transactions
---------------------------------------------

The Company issued stock in lieu of cash in transactions summarized as follows for the years ended May 31, 2000 and 1999:


     Nature  of  transaction                2000                    1999
-----------------------------       ----------------------  --------------------
                                      Shares     Amount      Shares      Amount
                                    ----------  ----------  ---------  ---------
Consultants  and professional fees     678,203  $  187,150  4,187,416  $ 173,108
Salaries                             2,363,770     360,000  2,886,262    180,000
Accrued  salaries                    2,304,983     192,500         -          -
Acc'ts payable and acc'd liability   1,416,143      68,315         -          -
Furniture  and  fixtures                    -           -     500,000     20,000
Other  expenses                      1,061,050     276,000    248,123     13,026
                                    ----------  ----------  ---------  ---------
                                     7,824,149  $1,083,965  7,821,801  $ 386,134
                                     =========  ==========  =========  =========

             ADAIR INTERNATIONAL OIL AND GAS, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                              MAY 31, 2000 AND 1999

Note  6.     Revenues
---------------------

The Company receives a monthly retainer of $12,000 per month in exchange for the time of its personnel spent through the development period. The retainer is part of a Site Development Agreement signed with Calpine Corporation on November 30, 1999. The Teayawa Energy Center (TEC) Site Development Agreement provides for the payment of a development fee of $1,000,000 payable in two installments:
$500,000 at the financial closing estimated to occur in quarter one, 2001, and $500,000 upon the commercial operation date estimated to occur in quarter three, 2002. The Company receives $12,000 per month consulting fee until the commercial commissioning of the project.

Additionally, the Agreement provides for a royalty payable to the Company on the basis of a sliding scale between 3% and 4% of the earnings before interest, taxes, depreciation, and amortization for a period of 20 years.

The Company also has the option, exercisable at or before financial closing, to purchase up to 20% of the output of the plant under a long-term power sales agreement. The purchase price of this power shall be negotiated at a discount to prevailing market prices and shall approximate the fuel, operations and maintenance, financing and management expenses for the project. The Company many assign its rights to the power sales agreement and is subject to a right of first refusal in favor of Calpine.


Note  7.     Sale  of  Domestic  Oil  and  Gas  Production
----------------------------------------------------------

On March 31, 1999, the Company sold all of its domestic oil and gas interests to Fountain Energy Company for $30,000. This action was consistent with the Company's emphasis on the development of natural gas fired power generation projects and exploration in Yemen as described in Note 1.

NOTE  8.     Related  Party  Transactions
-----------------------------------------

As described in Note 3 the Company has not been informed of the relationship or affiliation, if any, of the entities who obtained stock in connection with the Colombian acquisition.

Shareholders of the Company also have interest in Adair Oil and Gas International of Canada with which the Company has had dealings as described more fully in Note 3.

             ADAIR INTERNATIONAL OIL AND GAS, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                              MAY 31, 2000 AND 1999


NOTE  9.     Income  Taxes
--------------------------

The difference between the approximate effective rates presented for federal income taxes and the amounts which would be determined by applying the statutory federal rates for fiscal 2000 fiscal 1999, to earnings before provision for federal income taxes are presented below:


                                               Years  ended  May  31,
                                       --------------------------------------
                                              2000                1999
                                       -----------------  -------------------
                                       % of                 % of
                                       Pretax               Pretax
                                       Amount     Income    Amount     Income
                                      ----------  ------  -----------  ------
Federal income tax at statutory rate  $(595,000)     35%   $(528,310)    35%
Valuation  allowance                    595,000     (35%)    528,310    (35%)
                                      ----------  ------  -----------  ------
Income  tax  expense                  $       0       0%           0      0%
                                      ==========  ======  ===========  ======

The  sources  of  deferred  tax  assets  are  as  follows:

                                                 Years  ended  May  31,
                                               -------------------------
                                                   2000         1999
                                               ------------  -----------
Note  receivable  written  off                  $        0   $   65,975
Effect  of  net  operating  losses               1,746,000    1,151,272
Valuation  allowance                            (1,746,000)   1,217,247)
                                                -----------  -----------
Deferred  tax  assets                           $        0   $        0
                                                ===========  ===========

Deferred tax assets result from net operating losses in 1998 forward. Net operating losses incurred in 1997 and prior no longer exist because of a greater than 50% ownership change in 1997. Losses for 1998, 1999 and 2000 may be carried forward for 20 years from the year and affect future income. Because of the uncertainty of realization (see Note 1, Going concern) a valuation allowance equal to the deferred tax asset was established by management.

             ADAIR INTERNATIONAL OIL AND GAS, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                              MAY 31, 2000 AND 1999

Note  10.     Commitments  and  Contingencies
---------------------------------------------

Exploration of Block 20 in the Republic of Yemen
------------------------------------------------

On April 3, 2000, Adair Yemen Exploration Limited (Adair Yemen), a wholly owned subsidiary of the Company, together with Saba Yemen Oil Company Limited (Saba), Occidental Yemen Sabatain, Inc. (Occidental), The Yemen Company For Investment In Oil and Minerals (YICOM), and the Ministry of Oil and Mineral Resources
(MOMR), entered into a Production Sharing Agreement (PSA) in the Sabatain Area, Block 20, in the Marib-Shabwa Governorates, Republic of Yemen. On September 2, 2000, the President of Yemen signed decree number 21, which passes into law the Production Sharing Agreement for Block 20. This decree establishes the effective date for the Participation Agreement among Adair Yemen, Saba, and Occidental (the Parties).

The Participation Agreement was signed by the parties on March 31, 2000. The agreement provides for the general financial arrangements among the parties with regard to the PSA and other joint management and operating agreements. The basic financial provisions of all the agreements are discussed below.

The PSA provides for a signature bonus in the amount of $400,000 which was secured by a irrevocable letter of credit to the MOMR and to be drawn on the effective date. The Parties effected the letter of credit on May 3, 2000, through the Yemen Commercial Bank. The Company's obligation in the amount of $120,000 was secured by the personal guarantees of John W. Adair and Jalal
Alghani. The PSA further provides for the annual payment of a training, institutional, and social bonus to be paid annually over the six year exploration period: the first being payable on the effective date. The PSA requires a basic work program in the amount of $8,300,000 to be secured by an irrevocable letter of credit with the MOMR within 30 days of the effective date. The parties are to provide for the instrument in proportion to their respective interests (Occidental 50%, Adair Yemen 30%, and Saba 20%) except for the first $4,000,000 cost of 3D seismic which is to be paid by Occidental. The Company is in the process of arranging for its portion of the total work program commitment and the officers Adair and Alghani have pledged shares of stock as partial collateral to date.

Under the PSA, revenues derived from the commercial development of the project are in the form of royalties on a sliding percentage scale of from 3% on production under 25,000 barrels per day to 10% on production over 100,000 barrels per day. The royalties are further defined as "Cost Oil" and "Share Oil." Cost oil is up to 50% of the royalty to reimburse exploration, development, operating costs, pipeline tariffs, and general and administrative expense to the Parties. Share oil is payable to the Parties on a sliding scale of from 37% on production under 12,500 barrels per day to 18% on production over 100,000 barrels per day. The share oil is subject to a carried interest to YICOM of 5% born by the Parties in proportion to their interest. Adair Yemen, therefore, has a net revenue interest (NRI) of 28.5% under the PSA.

             ADAIR INTERNATIONAL OIL AND GAS, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                              MAY 31, 2000 AND 1999

Note  10.     Commitments  and  Contingencies  (continued)
----------------------------------------------------------

Exploration  of  Block  20  in  the  Republic  of  Yemen  (continued)
---------------------------------------------------------------------

Under the terms of the Participation Agreement signed by the Parties, Adair Yemen is to receive a prospect bonus of $750,000 from Occidental within ten days of the effective date. Such fee is currently receivable. Under the terms of the joint operating and management agreements among the Parties, Adair Yemen is to be the operator in the exploration phase. As such, Adair Yemen is to receive a general and administrative fee based on a percentage of the total work program expenditures on an annual basis. The annual percentages and amounts are 4% on the first $5,000,000, 2% on the second $5,000,000, and 1% of annual amounts in excess of $10,000,000.

Adair Exploration, Inc., will provide technical services to the Parties as part of the work program while Adair Yemen is operator. This phase of the program is projected to last for a period of approximately 18 to 24 months to commerciality, at which time Occidental will become the operator.

Legal Proceedings
-----------------

The Company was named as a defendant in the matter of Mark Singleton v. Adair International Oil and Gas, Inc., 98-2672, 215th Judicial District Court, Harris County, Texas. The plaintiff was seeking rescission for the purchase of 195,000 shares of common stock of the Company. The plaintiff dismissed the suit.

The Company was named as a defendant in the matter of Santa Fe Natural Resources, Inc. v. Adair International Oil and Gas, Inc., CV-42, 061, 142nd Judicial District Court, Midland County, Texas. The plaintiff claimed that the Company breached a contract in connection with a bid on an oil and gas prospect in Eddy County, New Mexico. The plaintiff is also claimed an amount due from the Company in connection with services rendered for an oil and gas prospect known as the Saunders prospect in New Mexico. The lawsuit was resolved with the Company paying the plaintiff $20,000 in cash and issuing 10,000 shares of Company stock to the plaintiff valued at $20,000.

             ADAIR INTERNATIONAL OIL AND GAS, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                              MAY 31, 2000 AND 1999

Note  10.     Commitments  and  Contingencies  (continued)
----------------------------------------------------------

Legal  Proceedings

The Company was named as a defendant in the matter of John A. Braden, Robert D. Goldstein, James L. Bennink and S. Cleve Gazaway, Individually, and as the Partners for Braden, Bennink, Goldstein, Gazaway & Company, P.L.L.C. v. John W. Adair, Individually, Jalal Alghani, Individually, Adair International Oil and Gas, Inc. and ChaseMellon Shareholder Services, L.L.C., 2000-16454, 152nd Judicial District Court, Harris County, Texas. The plaintiffs claim damages resulting from breach of an alleged contract between the plaintiffs and the Company. The Company intends to defend itself vigorously in this matter.

The nature of the Company's operations exposes it to numerous potential legal risks.

Failure  to  file  reports  under  the  Exchange  Act
-----------------------------------------------------

The Company had filed a registration statement with the Commission under the Securities Act of 1933 in November, 1981, and therefore became subject to the requirement that it file reports thereafter under the Securities Exchange Act of 1934 (the "Exchange Act"). The Company filed reports under the Exchange Act, including annual reports on Form 10-K, during a portion of the 1980's. However, the Company experienced financial difficulties during the mid-1980's due to a downturn in the market for oil and gas and by the late 1980's had become essentially a dormant company. It continued to hold interests in oil and gas wells but was generating very little revenue. Consequently, by 1989 the Company could no longer afford the costs associated with audited financial statements. The Company filed its Form 10-K under the Exchange Act in 1989 without including audited financial statements and continued to make 10-K filings under the Exchange Act without audited financial statements until the filing of a Form 10-KSB for the fiscal year ended May 31, 1997. During the period that the Company failed to file audited financial statements, it has also failed to comply with other reporting requirements of the Exchange Act with respect to other required reports and proxy statements. During the past two fiscal years, John W. Adair, Jalal Alghani, Earl K. Roberts, and Richard G. Boyce each failed to file reports on Form 4 concerning receipt of restricted stock received as compensation from the Company. During the year ended May 31, 1999, each of Adair, Alghani, and Roberts received 827,014 shares of stock valued at $50,000 of compensation. During the year ended May 31, 2000, each of Adair, Alghani, and Roberts received 474,090 shares of stock valued at $120,000. Also during the year ended May 31, 2000, the officers received accrued compensation in shares of stock as follows: Adair, $47,500 with 938,280 shares and each of Alghani and Roberts, $45,000 with 906,270 shares.

             ADAIR INTERNATIONAL OIL AND GAS, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                              MAY 31, 2000 AND 1999

NOTE  10.     COMMITMENTS AND CONTINGENCIES (CONTINUED)
-------------------------------------------------------


LEASE  COMMITMENTS
------------------

THE COMPANY LEASES PROPERTY AND EQUIPMENT UNDER VARIOUS OPERATING LEASES. AGGREGATE MINIMUM LEASE PAYMENTS UNDER EXISTING NONCAPITALIZED LONG-TERM LEASES ARE ESTIMATED TO BE $170,713, $148,513, $107,324, $33,957, AND $17,292 FOR THE
YEARS  2001-2005,  RESPECTIVELY.


CONCENTRATIONS
--------------

THE COMPANY MAINTAINS A CASH BALANCE AT A FINANCIAL INSTITUTION. AT CERTAIN TIMES, THE COMPANY'S CASH BALANCES EXCEED THE FEDERALLY INSURED AMOUNTS. THE COMPANY HAS NOT EXPERIENCED LOSSES RELATING TO ITS CASH.

NOTE  11.     SUBSEQUENT EVENTS
-------------------------------

ON SEPTEMBER 2, 2000, THE PRESIDENT OF YEMEN SIGNED PRESIDENTIAL DECREE NUMBER 21, THEREBY PASSING INTO LAW THE PRODUCTION SHARING AGREEMENT GOVERNING BLOCK
20. THE PSA WAS SIGNED APRIL 2, 2000 BY ADAIR AND PARTNERS WITH THE MINISTRY OF OIL AND MINERAL RESOURCES FOR THE REPUBLIC OF YEMEN. SEE NOTE 10, COMMITMENTS AND CONTINGENCIES, EXPLORATION OF BLOCK 20 IN THE REPUBLIC OF YEMEN.

       ADAIR INTERNATIONAL OIL AND GAS, INC. AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS
                        MAY 31, 2000 AND 1999



NOTE  12  -  SUPPLEMENTARY  OIL  AND  GAS  INFORMATION (UNAUDITED)
------------------------------------------------------------------

Costs Incurred and Capitalized Costs in Oil and Gas Producing Activities are as follows:


May 31, 2000                             United
------------                             States        Colombia         Total
                                       ----------     ----------     ----------
Oil and Gas Properties                 $        0     $3,000,000     $3,000,000
Less accumulated depletion
  And depreciation                              0              0              0
                                       ----------     ----------     ----------
 Capitalized costs, net                $        0     $3,000,000     $3,000,000
                                       ==========     ==========     ==========
Property and equipment                 $        0     $        0     $        0
 Less accumulated depreciation                  0              0              0
                                       ----------     ----------     ----------
 Total net property and equipment      $        0     $        0     $        0
                                       ==========     ==========     ==========
Total net property and equipment       $        0     $3,000,000     $        0
                                       ==========     ==========     ==========


May 31, 1999                             United
------------                             States        Colombia         Total
                                       ----------     ----------     ----------
Oil and Gas Properties                 $        0     $3,000,000     $3,000,000
Less accumulated depletion
  And depreciation                              0              0              0
                                       ----------     ----------     ----------
 Capitalized costs, net                $        0     $3,000,000     $3,000,000
                                       ==========     ==========     ==========
Property and equipment                 $   27,399     $        0     $   27,399
 Less accumulated depreciation              6,417              0          6,417
                                       ----------     ----------     ----------
 Total net property and equipment      $   20,982     $        0     $   20,982
                                       ==========     ==========     ==========
Total net property and equipment       $   20,982     $3,000,000     $3,020,982
                                       ==========     ==========     ==========

              ADAIR INTERNATIONAL OIL AND GAS, INC. AND SUBSIDIARIES
                           NOTES TO FINANCIAL STATEMENTS
                               MAY 31, 2000 AND 1999


NOTE  12  -  SUPPLEMENTARY  OIL  AND  GAS  INFORMATION  (UNAUDITED)  (continued)
--------------------------------------------------------------------------------

The Company incurred no costs in oil and gas property acquisitions, exploration, nor development during the past two fiscal years. Oil and gas depletion expense in 1999 was $56,192.

Presented below is a summary of proved reserves of the Company's oil and gas Properties.
                                              Year  ended  May  31,  2000
                                        --------------------------------------
                                         United
                                         States       Colombia         Total
                                        --------      --------      -----------
OIL (BARRELS)
Proved reserves:
 Beginning of year                             0              0              0
 Acquisition, exploration and
  development of minerals in place             0              0              0
 Revisions of previous estimates               0              0              0
 Production                                    0              0              0
Sales of minerals in place                     0              0              0
                                        --------      --------      -----------
 End of year                                   0              0              0
                                        ========      =========     ===========
GAS (THOUSANDS OF CUBIC FEET)
Proved reserves:
  Beginning of year                            0     22,150,000     22,150,000
                                        --------     ----------     -----------
  Acquisition, exploration and
  Development of minerals in place             0              0              0
  Revisions of previous estimates              0              0              0
  Production                                   0              0              0
  Sales of mineral in place                    0              0              0
                                        --------     ----------     -----------
  End of year                                  0     22,150,000     22,150,000
                                        ========     ==========     ===========

                                               Year Ended  May  31,  1999
                                        --------------------------------------
                                         United
                                         States       Colombia         Total
                                        --------      --------      -----------
OIL (BARRELS)
Proved reserves:
 Beginning of year                        1,351              0           1,351
 Acquisition, exploration and
  development of minerals in place            0              0               0
 Revisions of previous estimates            (42)             0             (42)
 Production                                   0              0               0
Sales of minerals in place               (1,309)             0          (1,309)
                                        --------     ----------     -----------
 End of year                                  0              0               0
                                        ========     ==========     ===========
GAS (THOUSANDS OF CUBIC FEET)
Proved reserves:
  Beginning of year                     116,102      22,150,000     22,266,102
                                        --------     ----------     -----------
  Acquisition, exploration and
  Development of minerals in place            0              0               0
  Revisions of previous estimates             0              0               0
  Production                            (28,595)             0         (28,595)
  Sales of mineral in place             (87,507)             0         (87,507)
                                        --------     ----------     -----------
  End of year                                 0      22,150,000     22,150,000
                                        ========     ==========     ===========

               ADAIR INTERNATIONAL OIL AND GAS, INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
                             MAY 31, 2000 AND 1999


NOTE 12 - SUPPLEMENTARY OIL AND GAS INFORMATION (UNAUDITED) (continued)
-----------------------------------------------------------------------

STANDARD MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS AND CHANGES THEREIN RELATING TO PROVED OIL AND GAS RESERVES


                                                          2000
                                                          ----
                                          United
                                          States         Colombia       Total
                                         ---------     ------------  -----------
                                                       (US Dollars)
Future cash inflows                      $       0     $27,647,500  $27,647,500
Future production costs                          0      (7,865,130)  (7,865,130)
Future development costs                         0      (6,956,000)  (6,956,000)
Future income tax expenses                       0      (4,210,006)  (4,210,006)
                                         ---------     ------------  -----------
Future net cash flows                            0       8,616,364    8,616,364
10 percent annual discount for
  estimated timing of cash flows                 0      (4,652,836)  (4,652,836)
                                         ---------     ------------  -----------
Standard measure of discounted
  Future net cash flows                  $       0     $ 3,963,528   $3,963,528
                                         =========     ============  ===========


                                                          1999
                                                          ----
                                          United
                                          States         Colombia       Total
                                         ---------     ------------  -----------
                                                       (US Dollars)
Future cash inflows                      $       0     $27,647,500  $27,647,500
Future production costs                          0      (7,865,130)  (7,865,130)
Future development costs                         0      (6,956,000)  (6,956,000)
Future income tax expenses                       0      (4,210,006)  (4,210,006)
                                         ---------     ------------  -----------
Future net cash flows                            0       8,616,364    8,616,364
10 percent annual discount for
  estimated timing of cash flows                 0      (4,652,836)  (4,652,836)
                                         ---------     ------------  -----------
Standard measure of discounted
  Future net cash flows                  $       0     $ 3,963,528   $3,963,528
                                         =========     ============  ===========

               ADAIR INTERNATIONAL OIL AND GAS, INC. AND SUBSIDIARIES
                            NOTES TO FINANCIAL STATEMENTS
                                 MAY 31, 2000 AND 1999


NOTE 12 - SUPPLEMENTARY OIL AND GAS INFORMATION (UNAUDITED) (continued)

The following are the principal sources of changes in the measure of discounted future net cash flows during 2000 and 1999:


                                                        2000
                                         United
                                         States        Colombia         Total
                                       ----------    ------------   -----------
                                                     (US Dollars)
Balance at beginning of year           $        0     $6,796,500    $ 6,796,500
Acquisitions, discoveries and extension         0              0              0
Sales and transfers of oil and gas
  produced, net of production costs             0              0              0
Changes in estimated future
  development costs                             0              0              0
Net changes in prices, net of production
  costs                                         0              0              0
Sales of reserves in place                      0              0              0
Development costs incurred during the
  period                                        0              0              0
Changes in production rates and other           0              0              0
Revisions of previous estimates                 0              0
Accretion of discount                           0              0              0
Net change in income taxes                      0     (2,832,972)    (2,832,972)
                                       ----------    ------------   ------------
Balance at end of year                 $        0    $ 3,963,528    $ 3,963,528
                                       ==========    ============   ============


                                                        1999
                                         United
                                         States        Colombia         Total
                                       ----------    ------------  ------------
                                                     (US Dollars)
Balance at beginning of year           $ 216,426     $ 6,796,500   $ 7,012,926
Acquisitions, discoveries and extension        0               0             0
Sales and transfers of oil and gas
  produced, net of production costs      (19,042)              0       (19,042)
Changes in estimated future
  development costs                            0               0             0
Net changes in prices, net of production
  costs                                        0               0             0
Sales of reserves in place               (23,290)              0       (23,290)
Development costs incurred during the
  period                                       0               0             0
Changes in production rates and other          0               0             0
Revisions of previous estimates         (174,094)              0      (174,094)
Accretion of discount                          0               0             0
Net change in income taxes                     0      (2,832,972)   (2,832,972)
                                       ----------    ------------  ------------
Balance at end of year                 $       0     $ 3,963,528   $ 3,963,528
                                       ==========    ============  ============