Form 10KSB/A
period 2000-05-31
ADAIR INTERNATIONAL OIL & GAS INC
filed 2000-09-14
CIK 355300

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB
                                 AMENDMENT NO. 1


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

NOTE  5.     Nonmonetary  Stock  Transactions
---------------------------------------------

The Company issued stock in lieu of cash in transactions summarized as follows for the years ended May 31, 2000 and 1999:


     Nature  of  transaction                2000                    1999
-----------------------------       ----------------------  --------------------
                                      Shares     Amount      Shares      Amount
                                    ----------  ----------  ---------  ---------
Consultants  and professional fees     678,203  $  187,150  4,187,416  $ 173,108
Salaries                             2,363,770     360,000  2,886,262    180,000
Accrued  salaries                    2,304,983     192,500         -          -
Acc'ts payable and acc'd liability   1,416,143      68,315         -          -
Furniture  and  fixtures                    -           -     500,000     20,000
Other  expenses                      1,061,050     261,000    248,123     13,026
                                    ----------  ----------  ---------  ---------
                                     7,824,149  $1,068,965  7,821,801  $ 386,134
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

       ADAIR INTERNATIONAL OIL AND GAS, INC. AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS
                        MAY 31, 2000 AND 1999



NOTE  12  -  SUPPLEMENTARY  OIL  AND  GAS  INFORMATION (UNAUDITED)
------------------------------------------------------------------

Costs Incurred and Capitalized Costs in Oil and Gas Producing Activities are as follows:



May 31, 2000                             United
------------                             States        Colombia         Total
                                       ----------     ----------     ----------
Oil and Gas Properties                 $        0     $3,000,000     $3,000,000
Less accumulated depletion
  And depreciation                              0              0              0
                                       ----------     ----------     ----------
 Capitalized costs, net                $        0     $3,000,000     $3,000,000
                                       ==========     ==========     ==========
Property and equipment                 $        0     $        0     $        0
 Less accumulated depreciation                  0              0              0
                                       ----------     ----------     ----------
 Total net property and equipment      $        0     $        0     $        0
                                       ==========     ==========     ==========
Total net property and equipment       $        0     $3,000,000     $3,000,000
                                       ==========     ==========     ==========


May 31, 1999                             United
------------                             States        Colombia         Total
                                       ----------     ----------     ----------
Oil and Gas Properties                 $        0     $3,000,000     $3,000,000
Less accumulated depletion
  And depreciation                              0              0              0
                                       ----------     ----------     ----------
 Capitalized costs, net                $        0     $3,000,000     $3,000,000
                                       ==========     ==========     ==========
Property and equipment                 $   27,399     $        0     $   27,399
 Less accumulated depreciation              6,417              0          6,417
                                       ----------     ----------     ----------
 Total net property and equipment      $   20,982     $        0     $   20,982
                                       ==========     ==========     ==========
Total net property and equipment       $   20,982     $3,000,000     $3,020,982
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
                                        ========     ==========     ===========

           ADAIR INTERNATIONAL OIL AND GAS, INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
                             MAY 31, 2000 AND 1999


NOTE 12 - SUPPLEMENTARY OIL AND GAS INFORMATION (UNAUDITED) (continued)
-----------------------------------------------------------------------

STANDARD MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS AND CHANGES THEREIN RELATING TO PROVED OIL AND GAS RESERVES



                                                          2000
                                                          ----
                                          United
                                          States         Colombia       Total
                                         ---------     ------------  -----------
                                                       (US Dollars)
Future cash inflows                      $       0     $27,647,500  $27,647,500
Future production costs                          0      (8,101,084)  (8,101,084)
Future development costs                         0      (7,164,680)  (7,164,680)
Future income tax expenses                       0      (3,714,520)  (3,714,520)
                                         ---------     ------------  -----------
Future net cash flows                            0       8,667,216    8,667,216
10 percent annual discount for
  estimated timing of cash flows                 0      (4,680,296)  (4,680,596)
                                         ---------     ------------  -----------
Standard measure of discounted
  Future net cash flows                  $       0     $ 3,986,920   $3,986,920
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
                                         =========     ============  ===========

              AIR INTERNATIONAL OIL AND GAS, INC. AND SUBSIDIARIES
                            NOTES TO FINANCIAL STATEMENTS
                                 MAY 31, 2000 AND 1999


NOTE 12 - SUPPLEMENTARY OIL AND GAS INFORMATION (UNAUDITED) (continued)

The following are the principal sources of changes in the measure of discounted future net cash flows during 2000 and 1999:


                                                        2000
                                         United
                                         States        Colombia         Total
                                       ----------    ------------   -----------
                                                     (US Dollars)
Balance at beginning of year           $        0     $3,963,528    $ 3,963,528
Acquisitions, discoveries and extension         0              0              0
Sales and transfers of oil and gas
  produced, net of production costs             0              0              0
Changes in estimated future
  development costs                             0        (95,993)       (95,993)
Net changes in prices, net of production
  costs                                         0              0              0
Sales of reserves in place                      0              0              0
Development costs incurred during the
  period                                        0              0              0
Changes in production rates and other           0       (108,539)      (108,539)
Revisions of previous estimates                 0              0
Accretion of discount                           0              0              0
Net change in income taxes                      0        227,924        227,924
                                       ----------    ------------   ------------
Balance at end of year                 $        0    $ 3,986,920    $ 3,986,920
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