Form 10QSB
period 2000-08-31
ADAIR INTERNATIONAL OIL & GAS INC
filed 2000-10-13
CIK 355300

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


    [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                                    EXCHANGE
           ACT  OF  1934  FOR  THE  QUARTER  ENDED  AUGUST  31,  2000.
                                       OR
    [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE  ACT  OF  1934

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

THE AGGREGATE MARKET VALUE OF COMMON STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AT OCTOBER 2, 2000, BASED UPON THE LAST CLOSING PRICE ON THE OTCBB, WAS $36,418,553. AS OF OCTOBER 2, 2000, THERE WERE 66,590,882 SHARES OF COMMON STOCK OUTSTANDING.

TRANSITIONAL  SMALL  BUSINESS  DISCLOSURE  FORMAT      [ ]  YES     [X]

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

Item  1.     Financial  Statements.

             Independent  Accountants'  Report . . . . . . . . . . . . . . .   3

             Consolidated  Balance  Sheets
             August  31,  2000  and  May  31,  2000 . . . . . . . . . . . . .  4

             Consolidated  Statements  of  Operations
             Three  Months Ended August 31, 2000 and 1999 . . . . . . . . . .  5

             Consolidated  Statements  of  Cash  Flows
             Three Months Ended August 31, 2000 and 1999 . . . . . . . . . .   6

             Notes  To  Consolidated  Financial  Statements . . . . . . . . .  7

Item  2.     Management's Discussion and Analysis of Financial
             Condition  and  Results  of  Operations . . . . . . . . . . .   8-9


                           Part Ii - Other Information

Item  1.     Legal  Proceedings . . . . . . . . . . . . . . . . . . . . . .   10

Item  2.     Changes  in  Securities . . . . . . . . . . . . . . . . . . . .  10

Item  3.     Defaults  Upon  Senior  Securities . . . . . . . . . . . . . .   10

Item  4.     Submission of Matters to a Vote of Security Holders . . . . . .  10

Item  5.     Other  Information . . . . . . . . . . . . . . . . . . . . . .   10

Item  6.     Exhibits  and  Reports  on  Form  8-K . . . . . . . . . . . .    10

                                   SIGNATURES

                         INDEPENDENT ACCOUNTANTS' REPORT



Board  of  Directors
Adair  International  Oil  and  Gas,  Inc.


We have reviewed the accompanying balance sheet of Adair International Oil and Gas, Inc. and its subsidiaries as of August 31, 2000, and the related statements of operations and cash flows for the three months then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of analytical procedures applied to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Adair International Oil and Gas, Inc. and its subsidiaries as of May 31, 2000, and the related statements of operations and cash flows for the year then ended (not presented separately herein), and in our report dated September 2, 2000, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of August 31, 2000, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.




                                             Jackson  &  Rhodes  P.C.




Dallas,  Texas
October  13,  2000

             ADAIR INTERNATIONAL OIL AND GAS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        August 31, 2000 and May 31, 2000

                                     ASSETS


                                                August 31,        May 31,
                                                   2000            2000
                                              --------------  --------------
Current assets:
  Cash and cash equivalents                   $      34,885   $      14,854
  Accounts receivable                                12,000          24,000
  Prepaid expenses                                    4,492               -
                                              --------------  --------------
    Total current assets                             51,377          38,854
                                              --------------  --------------

Property and equipment:
  Oil and gas properties and equipment
    under the full cost method of accounting      3,000,000       3,000,000
  Furniture and equipment                           272,323         268,323
                                              --------------  --------------
                                                  3,272,323       3,268,323
  Less accumulated depreciation                     (99,263)        (88,345)
                                              --------------  --------------
    Net property and equipment                    3,173,060       3,179,978
                                              --------------  --------------

Other assets:
  Geophysical data and intellectual property      5,124,717       4,984,717
  Deposits and other assets                          36,980          18,805
                                              --------------  --------------
    Total other assets                            5,161,697       5,003,522
                                              --------------  --------------

                                              $   8,386,134   $   8,222,354
                                              ==============  ==============

                Liabilities and Shareholder's Equity

Current liabilities:
  Accounts payable                            $     176,033   $      91,992
  Taxes payable                                      44,837          41,832
                                              --------------  --------------
          Total current liabilities                 220,870         133,824
                                              --------------  --------------

Commitments and contingencies                             -               -

Shareholders' equity:
   Common stock, without par value               19,587,097      19,073,136
   Accumulated deficit                          (11,421,833)    (10,984,606)
                                              --------------  --------------
          Total shareholder equity                8,165,264       8,088,530
                                              --------------  --------------

                                              $   8,386,134   $   8,222,354
                                              ==============  ==============


See  accompanying  notes  to  consolidated  financial  statements.

             ADAIR INTERNATIONAL OIL AND GAS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               For the three months ended August 31, 2000 and 1999


                                                             2000        1999
                                                          ----------  ----------
Revenues:
  Consulting fees                                         $  36,000   $       -
  Technical services                                         29,928           -
                                                          ----------  ----------
                                                             65,928           -
                                                          ----------  ----------

Costs and expenses:
  Depreciation and depletion                                 10,919       1,061
  Interest expense                                                -         735
  General and administrative                                492,237     228,677
                                                          ----------  ----------

    Total costs and expenses                                503,156     230,473
                                                          ----------  ----------

Net loss before income taxes                               (437,228)   (230,473)
                                                          ----------  ----------

Income taxes                                                      -           -
                                                          ----------  ----------

Net loss                                                  $(437,228)  $(230,473)
                                                          ==========  ==========

Net loss per common share:
  Basic and diluted                                       $   (0.01)  $   (0.01)
                                                          ----------  ----------


See  accompanying  notes  to  consolidated  financial  statements.

                  ADAIR INTERNATIONAL OIL AND GAS, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                   For the three months ended August 31, 2000 and 1999


                                                       2000          1999
                                                  -------------  -------------

Cash flows from operating activities:
Net loss                                          $   (437,228)  $   (230,473)
Adjustments to reconcile net income to net cash
   used by operating activities:
  Depreciation                                          10,919          1,061
  Issuance of stock for expenses                       153,000        171,538
  Changes in assets and liabilities:                                 (111,880)
    Decrease in accounts receivable                     12,000              -
    (Increase) in prepaid expenses                      (4,492)             -
    Increase in accounts payable                        88,541              -
    Increase in payroll taxes payable                    3,005              -
                                                  -------------  -------------
          Total adjustments                            262,973          60,719
                                                  -------------  -------------
    Net cash used in operating activities             (174,255)      (169,754)
                                                  -------------  -------------

Cash flows used in investing activities:
  Purchase of property and equipment                    (4,000)             -
  Purchase of other assets                             (18,175)
                                                  -------------  -------------
    Net cash provided by investing activities          (22,175)             -
                                                  -------------  -------------

Cash flows from financing activities:
  Increase in note payable                                   -            735
  Common shares issued for cash                        216,461        193,604
                                                  -------------  -------------
    Net cash provided by financing activities          216,461        194,339
                                                  -------------  -------------

Net change in cash equivalents                          20,031         24,585
Cash and cash equivalents:
  Beginning of the period                               14,854          1,739
                                                  -------------  -------------
  End of the period                               $     34,885   $     26,324
                                                  =============  =============

Supplemental disclosures of cash flow
  Cash paid during the period for interest        $          -   $        735
                                                  =============  =============


See  accompanying  notes  to  consolidated  financial  statements.

             ADAIR INTERNATIONAL OIL AND GAS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2000 AND 1999

Note 1.     Organization and Business
-------------------------------------


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

Note 2.     Basis of Presentation
---------------------------------

Basis of Presentation - The accompanying unaudited consolidated financial statements of the Company and its wholly-owned subsidiaries have been prepared in accordance with the instructions and requirements of Form 10-QSB and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, such financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position for the interim periods presented. Operating results and cash flows for the interim periods are not necessarily indicative of the results that may be expected for the full year. These consolidated financial statements should be read in conjunction with the Company's annual report on Form 10-KSB.

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

     During the past fiscal year, the Company entered into two major projects, an exploration program in Block 20, located in the Republic of Yemen and a power plant located in Southern California. Both of these projects will provide internally generated funds to apply toward budgeted expenditures during the next fiscal year.

     A participation agreement between Adair Yemen Exploration Limited, Occidental Yemen Sabatain, Inc. and Saba Yemen Oil Company Limited, dated March 31, 2000 provided for the payment of $750,000 to the Company in September, 2000. Adair Exploration, Inc., under the terms of a Technical Services Contract with the project partners, began receiving fees for interpretational services for the program. It is estimated that fees from this work will total $900,000 and $1,000,000, respectively, in the first and second program years. The Company, as operator, is receiving an administrative overhead fee based on varying percentages of the total work program costs. Based on the current work program budget, during the same two program periods, these fees are estimated to be $235,000 and $136,000, respectively. Contractor group working interests in the block are Occidental 50%, Adair 30%, and Saba 20%. The working interests as a group are subject to a 5% carried interest held by the Yemen Company For Investments In Oil and Minerals (YICOM) in the concession area.

     The Teayawa Energy Center (TEC) Site Development Agreement, dated Novemer 30, 1999, provides for the payment of a development fee of $1,000,000 payable in two installments: $500,000 at the financial closing estimated to occur in quarter one, 2001, and $500,000 upon the commercial operation date estimated to occur in quarter three, 2002. The Company receives $12,000 per month consulting fee until the commercial commissioning of the project. Additionally, the Agreement provides for a royalty payable to the Company upon commercial operation. The Company also has the option, exercisable at or before financial closing, to purchase up to 20% of the output of the plant under a long-term power sales agreement. Company costs during the development phase are included in budgeted general and administrative costs and the Company has no obligation for any of the direct development expenditures or capital investment in the plant.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     As a result of the Company's acquisition of interests in the Teayawa Energy Center, the Company has been actively engaged in obtaining financing to effect its plan to develop additional sites for gas-fired power plants and to proceed with its exploration projects. Future internal revenues from site development fees, operator fees, and technical services are expected to provide partial funding of operating expenses and other financial obligations which have previously been met primarily, by the issuance of Company stock. The revenues from the Yemen exploration project and the TEC, in combination with the acquisition of financing or the marketing of a portion of its currently owned interests, are projected to take the Company to the commercial revenues of both projects. The Company is active in its efforts to acquire major equity partners for its site development projects.

                             RESULTS  OF  OPERATIONS

The following summary of the Company's financial position and results of operations should be read in conjunction with the condensed consolidated financial statements, the notes to condensed consolidated financial statements, and the Company's audited financial statements for the year ended May 31, 2000, included in the 10-KSB.

   Comparison of the three months ending August 31, 2000, and August 31, 1999

     Revenues. In the current quarter, total revenues of $65,928 were from consulting fees in the natural gas site development area ($36,000) and technical geophysical services ($29,928). This is in contrast to no revenues during the same period in the prior year.

     Depreciation. Depreciation expense increased from $1,061 prior year first quarter to $10,919 in the current quarter. The increase was attributable to the acquisition of additional assets of a subsidiary and their related carrying values.

     Interest Expense. The Company incurred no interest expense in the first quarter compared with $735 in the same period of the prior year.

     General and administrative Expenses. The Company experienced a significant increase in general and administrative expenses during the quarter of from $228,667 to $492,237, an increase of $263,570. This increase was attributable to the general and administrative expenses of Adair Exploration, Inc. from June 1, 2000 through August 31, 2000. The general increases were proportionate to the inclusion of the subsidiary and no major variances in general and administrative expenses were incurred.

     The net loss for the quarter ended August 31, 2000 was ($437,228) or ($0.01) per share on revenues of $65,928 versus a net loss of ($230,473) or ($0.01) per shares on no revenues in the comparable quarter in 1999.

LIQUIDITY  AND  CAPITAL  RESOURCES

The Company expects that its existing cash reserves, cash flows from operations, partial project farmins, and financing, if available, will be sufficient to cover the Company's cash requirements for fiscal 2000. However, there can be no assurance that these sources of cash will cover the Company's requirements for fiscal 2000.

                           PART II - OTHER INFORMATION

ITEM  1.    LEGAL  PROCEEDINGS

Reference  is  made  to  Part  I,  Item  3,  Legal Proceedings on page 15 of the
Company's  Annual  Report  on  Form  10-KSB  for  the  year  ended May 31, 2000.

ITEM  2.    CHANGES  IN  SECURITIES

During the quarter 261,300 shares were issued for cash of $216,460 and 259,257 shares were issued in lieu of cash for salaries of $157,500.

ITEM  3.    DEFAULTS  UPON  SENIOR  SECURITIES

            None.

ITEM  4.    SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

Reference is made to Part I, Item 4, Submission of Matters to a Vote of Security Holders on page 16 of the Company's Annual Report on Form 10-KSB for the year ended May 31, 2000.


ITEM  5.    OTHER  INFORMATION

            None.

ITEM  6.    EXHIBITS  AND  REPORTS  ON  FORM  8-K


(A)     EXHIBITS

EXHIBIT
NUMBER        DESCRIPTION
-----------   ---------------
27.1    ***   Financial  Data  Schedule.
----------------------

(B)   REPORTS  ON  FORM  8-K

      None.

                                   SIGNATURES

In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 13, 2000.

                                    ADAIR INTERNATIONAL OIL AND GAS, INC.

                                        /s/  John  W.  Adair
                                        ------------------------------
                                        John  W.  Adair
                                        Chairman of the Board, Director and
                                        Chief  Executive  Officer


     Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature                     Title                           Date
---------                     -----                           ----

/s/  John  W.  Adair
--------------------
John  W.  Adair               Director                        October 13, 2000
                              Chairman of the Board and
                              Chief Executive Officer

/s/  Earl  K.  Roberts
----------------------
Earl  K.  Roberts             Director  and  President        October 13, 2000


/s/  Jalal  Alghani
-------------------
Jalal  Alghani                Director  and                   October 13, 2000
                              Chief Financial Officer