Form 10QSB
period 2000-09-30
ADAIR INTERNATIONAL OIL & GAS INC
filed 2001-01-16
CIK 355300

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


    [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                    EXCHANGE
          ACT  OF  1934  FOR  THE  QUARTER  ENDED  November  30,  2000.
                                       OR
    [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE  ACT  OF  1934

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

The aggregate market value of Common Stock held by non-affiliates of the registrant at January 12, 2000, based upon the last closing price on the OTCBB, was $20,354,053. As of January 12, 2000 there were 68,073,757 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format        [ ]  Yes     [X]

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial  Statements.

          Independent  Accountants'  Report                                    3

          Consolidated  Balance  Sheets
          November  30,  2000  and  May  31,  2000                             4

          Consolidated  Statements  of  Operations
          Six  Months  Ended  November  30,  2000  and  1999                   5

          Consolidated  Statements  of  Cash  Flows
          Six  Months  Ended  November  30,  2000  and  1999                   6

          Notes  to  Consolidated  Financial  Statements                       7

Item 2.   Management's  Discussion  and  Analysis of Financial
          Condition  and  Results  of  Operations                            7-9


                           PART II - OTHER INFORMATION

Item 1.   Legal  Proceedings                                                  10

Item 2.   Changes  in  Securities                                             10

Item 3.   Defaults  Upon  Senior  Securities                                  10

Item 4.   Submission of Matters to a Vote of Security Holders                 10

Item 5.   Other  Information                                                  10

Item 6.   Exhibits  and  Reports  on  Form  8-K                               10

                                   SIGNATURES

                         INDEPENDENT ACCOUNTANTS' REPORT



Board  of  Directors
Adair  International  Oil  and  Gas,  Inc.


We have reviewed the accompanying balance sheets of Adair International Oil and Gas, Inc. and its subsidiaries as of November 30, 2000, and the related statements of operations and cash flows for the three months then ended. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Adair International Oil and Gas, Inc. and its subsidiaries as of November 30, 2000, and the related statements of operations and cash flows for the year then ended (not presented separately herein), and in our report dated September 2, 2000, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of May 31, 2000, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.



                                           Jackson  &  Rhodes  P.C.



Dallas,  Texas
January  16,  2000

             ADAIR INTERNATIONAL OIL AND GAS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       November 30, 2000 and May 31, 2000

                                     Assets


                                               November 30,      May 31,
                                                   2000           2000
                                              --------------  -------------
Current assets:
  Cash and cash equivalents                   $     149,184   $     14,854
  Accounts receivable                                24,000         24,000
  Prepaid expenses                                   28,642              -
                                              --------------  -------------
    Total current assets                            201,826         38,854
                                              --------------  -------------

Property and equipment:
  Oil and gas properties and equipment
    under the full cost method of accounting      7,147,106      3,000,000
  Furniture and equipment                           272,323        268,323
                                              --------------  -------------
                                                  7,419,429      3,268,323
  Less accumulated depreciation                    (110,182)       (88,345)
                                              --------------  -------------
    Net property and equipment                    7,309,247      3,179,978
                                              --------------  -------------

Other assets:
  Geophysical data and intellectual property      1,584,718      4,984,717
  Deposits and other assets                           6,726         18,805
                                              --------------  -------------
    Total other assets                            1,591,444      5,003,522
                                              --------------  -------------

                                              $   9,102,517   $  8,222,354
                                              ==============  =============

                  Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable                            $     143,976   $     91,992
  Taxes payable                                       1,428         41,832
                                              --------------  -------------
          Total current liabilities                 145,404        133,824
                                              --------------  -------------

Commitments and contingencies                             -              -

Shareholders' equity:
   Common stock, without par value               19,883,864     19,073,136
   Accumulated deficit                          (10,926,751)   (10,984,606)
                                              --------------  -------------
          Total shareholder's equity              8,957,113      8,088,530
                                              --------------  -------------

                                              $   9,102,517   $  8,222,354
                                              ==============  =============

See  accompanying  notes  to  consolidated  financial  statements.

             ADAIR INTERNATIONAL OIL AND GAS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               For the six months ended November 30, 2000 and 1999

                                                  2000        1999
                                               ----------  ----------
Revenues:
  Prospect bonus                               $  750,000  $       -
  Technical services                              269,545          -
  Consulting fees                                  72,000          -
  Administrative fees and other income             24,600          -
                                               ----------  ----------
                                                1,116,145          -
                                               ----------  ----------

Costs and expenses:
  Depreciation and depletion                       21,837      2,122
  Interest expense                                    598      1,387
  General and Administrative                    1,040,002    670,134
                                               ----------  ----------

    Total costs and expenses                    1,062,437    673,643
                                               ----------  ----------

Net income (loss) from operations                  53,708   (673,643)

Other income (interest)                             4,147          -
                                               ----------  ----------

Net loss before income taxes                       57,855      1,387

Income taxes                                            -          -
                                               ----------  ----------

Net income (loss)                              $   57,855  $(673,643)
                                               ==========  ==========

Net loss per common share:
  Basic and diluted                            $     0.00  $   (0.01)
                                               ----------  ----------

See  accompanying  notes  to  consolidated  financial  statements.

             ADAIR INTERNATIONAL OIL AND GAS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the six months ended November 30, 2000 and 1999


                                                     2000        1999
                                                  ----------  ----------

Cash flows from operating activities:
Net income (loss)                                 $  57,855   $(673,643)
Adjustments to reconcile net income to net cash
  used by operating activities:
  Depreciation and depletion                         21,837       2,122
  Issuance of stock for expenses                    491,317     264,686
  Changes in assets and liabilities:                            209,668
    (Increase) in accounts receivable               (24,000)          -
    (Increase) in prepaid expenses                  (24,492)          -
    Increase in accounts payable                     51,984           -
    (Decrease) in payroll taxes payable             (40,404)          -
                                                  ----------  ----------
        Total adjustments                           476,242     476,476
                                                  ----------  ----------
    Net cash provided by operating activities       534,097    (197,167)
                                                  ----------  ----------

Cash flows used in investing activities:
  Purchase of property and equipment and
    Net cash used in investing activities          (719,178)          -
                                                  ----------  ----------

Cash flows from financing activities:
  Increase in note payable                                -         653
  Common shares issued for cash                     319,411     222,024
                                                  ----------  ----------
    Net cash provided by financing activities       319,411     222,677
                                                  ----------  ----------

Net change in cash and cash equivalents             134,330      25,510
Cash and cash equivalents:
  Beginning of the period                            14,854       1,739
                                                  ----------  ----------
  End of the period                               $ 149,184   $  27,249
                                                  ==========  ==========

Supplemental disclosures of cash flow
  Cash paid during the period for interest        $     598   $     735
                                                  ==========  ==========

See  accompanying  notes  to  consolidated  financial  statements.

             ADAIR INTERNATIONAL OIL AND GAS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 2000 AND 1999

Note  1.     Organization  and  Business
----------------------------------------


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

Note  2.     Basis  of  Presentation
------------------------------------

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

     Progress on the Teayawa Energy Center (TEC), our 640 megawatt power project with CALPINE CORPORATION of San Jose, California, is progressing on schedule and will be of great value to the Company when it is on line in the scheduled 2003. Our power project is located in the middle of this situation and the demand for power has caused intensified efforts on our part to accelerate all of our site development activities. The California Independent System Operator declared a stage three electrical emergency and the Energy Secretary invoked emergency powers to effect the shipment of desperately needed power. The Power situation in California is unfortunate for many consumers and utilities, but emphasizes the tremendous underlying needs in the power development industry. We believe that we have structured our efforts in power site development into an effective plan to add the greatest value to the Company. We are in contact with other major power development companies at this time and have received very positive feedback. The Company has been contacted by a number of companies to buy our position in the Teayawa Plant which we continue to evaluate but at this time feel it is in the best interest of our stockholders to hold our present position.

     The Company, as operator, and its partners, OCCIDENTAL PETROLEUM and SABA YEMEN OIL COMPANY, have made good progress on the Block 20 project since the Production Sharing Agreement was ratified by the Yemen Parliament on September 2, 2000. In September, an office was opened in Sana'a, the capital city and Mr. Gene L. Ackerman was named our resident General Manager. Gene is a veteran expatriate General Manager, having operated exploration projects for HUNT, ARCO, and SHELL Pecten in countries such as Guyana, Ethiopia, Niger, Senegal and Ecuador. Gene went right to work building out the new office space located in the ultra modern facilities of the Sana'a Trade Center and setting up Adair Yemen Exploration Limited to conduct business. A staff of four are currently employed in the Sana'a office including the general manager, accountant, expediter and domestic help. Mr. Dick Boyce, President of ADAIR Exploration traveled to Yemen in September and again in November and held joint partner meetings in Sana'a to present the 2000 and 2001 Work Program and Budget documents. The Company, together with its partners, approved both Work Program Budgets and are now awaiting approval of the budgets by the Oil Ministry.

     Operationally, the reprocessing of approximately 1,800 kilometers of the existing 2D seismic data has begun. This reprocessing, which will be completed in the first quarter of 2001, will allow us to test the "state of the art" in seismic data processing techniques and seismic reservoir characterization technology to determine if this technology will be applicable to our 3D seismic data. Reservoir Characterization technology has been used in other areas of the world to map the oil and gas reservoirs directly from the seismic data and to specifically guide the drilling and production of fields.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     Additionally we have awarded a major 3D seismic acquisition contract to WESTERN GECO who will be mobilizing a seismic crew in Yemen beginning in January, 2001. The 3D project is currently scheduled to begin recording in March and will acquire a minimum of 300 square kilometers of new data centered over the two areas where the Company has already mapped seven high quality prospect leads at the Alif reservoir level. These prospects directly offset Alif sand production already established and operated by Hunt Oil Company and produce approximately 160,000 barrels per day of marib light oil. The 3D seismic program is scheduled to take approximately six (6) months to complete. The Work Program currently calls for the drilling of two (2) exploratory wells during 2001, which will be based on the results of the 3D seismic. These wells are currently scheduled for the fourth quarter of 2001, with possible follow up wells to be drilled during the first quarter of 2002. An expatriate drilling manager has been hired to be brought on board in the Sana'a office during the first quarter of this year. He will begin the process of planning, bidding and contracting all of the services to support the drilling effort.

     Earlier this year, Vintage Petroleum Yemen, Inc. announced a gas discovery in their An Naeem #1 well which tested 40 million cubic feet per day of gas and 1,020 barrels of condensate from the Alif sand. This well was drilled in Block S-1, but directly offsets Block 20 by approximately 1000 meters. While little information has been released by Vintage, our interpretation is that this well has established a new structure that is completely independent from the Halewah Field (operated by Hunt) and that the first well encountered a significant gas cap in a good quality reservoir. Additionally, this new structure may exist both on Block 20 and Block S-1. The question now remains if there is a liquid oil column trapped on this structure, as is the case on Halewah Field. Vintage subsequently drilled the An Naeem #2 well which was targeted to intersect the reservoir downdip of the #1 well to explore for the oil column. Upon drilling, the An Naeem #2 indeed intersected the reservoir downdip from the #1 well, but encountered a full gas column which tested at a rate of 27.7 million cubic feet of gas and 880 barrels of condensate with no water production. The results of this second well seem to indicate that the gas cap is larger than originally thought by Vintage and that any potential oil leg still would remain downdip of the #2 well - again suggesting larger oil potential for the structure. No additional drilling on this structure has been announced by Vintage. Portions of our new 3D seismic program are designed to map how much of this proven feature might exist on Block 20. While it is premature to fully assess the impact that these facts have on our own exploration program, these drilling results are very encouraging to the Block 20 partners.

     Power projects and major exploration programs are, by nature, long term, and require time and capital to develop. In the same manner that projects and major industry partners were brought to the Company in 2000, management has been vigorously positioning itself to acquire the financing to execute the total business plan. We are confident that the year 2001 will see the acquisition of all elements to attain the company's goals, including the acquisition of domestic cash producing oil and gas properties with upside infield drilling potential.

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

  Comparison of the six months ending November 30, 2000, and November 30, 1999

      Revenues. In the current quarter, total revenues of $1,116,145 were largely the prospect bonus of $750,000 and the technical services fees of $269,545, both in connection with the exploration program in Block 20. This is in contrast to no revenues during the same period in the prior year.

     Depreciation. Depreciation expense increased from $2,122 in the prior year six month period to $21,837 in the same period of 2000. The increase was attributable to the acquisition of additional assets of a subsidiary and their related carrying values.

     Interest Expense. The Company incurred $598 interest expense in the current period compared with $1,387 in the same period of the prior year.

     General and administrative Expenses. The Company experienced a significant increase in general and administrative expenses during the six months of from $670,134 to $1,040,002, an increase of $369,868. This increase was attributable to the general and administrative expenses of Adair Exploration, Inc. from June 1, 2000 through November 30, 2000. The general increases were proportionate to the inclusion of the subsidiary and no major variances in general and administrative expenses were incurred.

     The net income of $57,855 or $0.00 per share on revenues of $1,116,145 for the six ended November 30, 2000 was in sharp contrast to the net loss of ($673,643) or ($0.01) per shares on no revenues in the comparable period in 1999.

LIQUIDITY  AND  CAPITAL  RESOURCES

The Company expects that its existing cash reserves, cash flows from operations, partial project farmins, and financing, if available, will be sufficient to cover the Company's cash requirements for the next year. However, there can be no assurance that these sources of cash will cover those requirements. The company has no bank debt.

                           PART II - OTHER INFORMATION

ITEM  1.    LEGAL  PROCEEDINGS

Reference  is  made  to  Part  I,  Item  3,  Legal Proceedings on page 15 of the
Company's  Annual  Report  on  Form  10-KSB  for  the  year  ended May 31, 2000.

ITEM  2.     CHANGES  IN  SECURITIES

During the quarter 197,653 shares were issued for cash of $102,950 and 484,731 shares were issued in lieu of cash for salaries and other expenses totaling $193,817.

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


ITEM  5.    OTHER  INFORMATION

          None.

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K


(A)     EXHIBITS

EXHIBIT
NUMBER        DESCRIPTION
-----------   --------------------------
27.1    ***   Financial  Data  Schedule.
----------------------------------------

(B)   REPORTS  ON  FORM  8-K

          None.


                                   SIGNATURES

In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 16, 2001.

                              ADAIR  INTERNATIONAL  OIL  AND  GAS,  INC.

                                   /s/  Jalal  Alghani
                                   ------------------------------
                                        Jalal  Alghani
                                        Chief Financial Officer