Form 10KSB
period 2000-12-31
ADAIR INTERNATIONAL OIL & GAS INC
filed 2001-04-16
CIK 355300

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

[ ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT  OF  1934  FOR  THE  FISCAL  YEAR  ENDED  DECEMBER  31,  2000.
                                       OR
[X]     TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE SECURITIES
EXCHANGE  ACT  OF  1934  FOR  THE  SEVEN  MONTHS  ENDED  DECEMBER  31,  2000.

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

Revenues  for  the  fiscal  year  ending  December  31,  2000  were  $1,187,869.

The aggregate market value of Common Stock held by non-affiliates of the registrant at April 2, 2001, based upon the last closing price on the OTCBB, was $17,100,876.50. As of April 2, 2001, there were 68,438,786 shares of Common Stock outstanding.

                      Documents incorporated by reference:
                                      None

Transitional  Small  Business  Disclosure  Format          [ ]  Yes     [X]   No

                                TABLE OF CONTENTS

                                     PART I
Item  1.   Description  of  Business                                          3
Item  2.   Description  of  Properties                                        14
Item  3.   Legal  Proceedings                                                 16
Item  4.   Submission  of  Matters  to  a Vote of Security Holders            16

                                     PART II
Item  5.   Market  for  Common  Equity  and Related Stockholder Matters       17

Item  6.   Management's  Discussion  and  Analysis  of  Financial  Condition
           and Results  of  Operations                                        19

Item  7.   Financial  Statements.                                             23

Item  8.   Changes  in  and  Disagreements  With  Accountants  on  Accounting
           and Financial  Disclosure                                          24

                                    PART III
Item  9.   Directors,  Executive  Officers,  Promoters  and Control Persons   25

Item  10.  Executive  Compensation                                            26

Item  11.  Security  Ownership  of  Certain  Beneficial  Owners  and
           Management                                                         27

Item  12.  Certain  Relationships  and  Related  Transactions                 27

Item  13.  Exhibits  and  Reports  on  Form 8-K                               28

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

     During 1999 and 2000, taking full advantage of Chairman John W. Adair's heritage as a Cherokee Indian, the Company identified several key sites for building natural gas fired merchant power plants.

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

                                Additional Sites

      The Company has identified eighteen sites on Native American lands thoughout the United States. In January, 2000, the Company entered into a comprehensive Consulting Services Agreement with Pace Global Energy Services, LLC (PACE). PACE has been engaged to conduct feasibility studies for power project development sites. The Company is in the process of developing a number of natural gas fired power plants within the continental United States. PACE's role is now expanded to providing risk, fuel, marketing, and power management services as well as the structuring of financial relationships with potential development fund lenders.

     PACE is an energy consulting and management firm with expertise related to the production, purchase, sale, transportation, storage and consumption of energy. It is an independent energy management and consulting firm with over two decades of experience in global power, fuel, and financial markets. Pace has provided fuel and power procurement services to large volume end-users of energy, providing the firm with practical knowledge of energy markets and operations. This breadth of experience and market knowledge is of great value to companies seeking to enhance their competitive advantage by reducing costs, mitigating risks, and maximizing profits. The company is headquartered in Fairfax, Virginia with regional offices in Houston and London. As a recognized leader in the energy services industry, PACE has been at the forefront of deregulating energy markets in more than 35 countries on six continents. As an independent source of energy expertise, PACE serves as an objective outsourcing partner to clients, executing transactions on their behalf while protecting their energy interests.

ITEM  1.     DESCRIPTION  OF  BUSINESS  (continued)

International  Activities

                Aden Sugar Refinery and Cogeneration Power Plant

     The Company Arkel Sugar International (ARKEL) completed the final feasibility study for a Power Plant and Sugar Refinery in March 2001. A memorandum of understanding was signed with the Yemen Free Zone Public Authority to build and operate the facility. Construction will begin as soon as the final engineering is completed and will be led by a consortium of the Company and ARKEL. The Plant is projected to have a construction cost of approximately $60 million USD and is projected to be completed in eighteen months. ARKEL is a major constructor of international co-generation facilities of power plants and sugar refineries having constructed a large number of plants in Egypt, Kenya, Ivory Coast, Sudan, in addition to Texas and Florida. The project has been submitted to and reviewed by the Export-Import Bank of the United States and the International Funding Corporation (IFC), part of the World Bank Group.

     The feasibility study prepared by ARKEL showed the project has the capability to pay all production costs and debt service and maintain a healthy positive cash flow that increases as debt payments are made. The study shows the first full year will net cash flow of $1,628,008 after repaying the working capital loan plus interest of $3,887,897. The following year net cash flow increases from approximately $6 Million USD to $15 Million USD after retirement of debt.

     The Company is very positive relating to investing in Yemen, not only for oil exploration but with the Aden Free Zone offering extremely excellent terms, this opens the door for attractive business ventures. Sugar represents the single largest imported commodity in Yemen. As there are no sugar refineries currently in Yemen, over 350,000 tons of refined sugar is imported annually.

     The Yemen Sugar Project will build a refinery to process imported raw sugar cane into table quality packaged product for local consumption. Targeted for construction within the newly developed Aden Free Trade Zone, the factory will produce a scheduled 660 metric tons of product per day resulting in annual production of over 200,000 tons or 60% of the local market demand. The plant will additionally provide 40 megawatts per day of electricity from an efficiently designed co-generation power plant. This power will be sold to fuel industrial development within the Aden Free Trade Zone and associated deep-water port facility.

     The Port of Aden, located on the southwestern corner of the Arabian Peninsula is a strategically located deep-water port, operated by the Yemen Port Authority. The Aden Free Trade Zone is under development by the Yemen government as a duty free area surrounding the port. The Sugar Refinery Project will be located within the free zone to take full advantage of investment incentives being offered by the Yemen government. These incentives include certain tax holidays and reduced land pricing opportunities. In addition, as the raw cane will need to be imported via ocean transport, the duty free status of the port will lower the cost of materials to be used in the manufacture of sugar. As the free zone develops, it is anticipated that the area will be in need of additional electrical power, which will be supplied by the cogeneration capability of the sugar refinery.

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

     While terms of the deal structure are still under negotiation, general concepts provide for Adair to supply the gas to fuel the power plant providing revenues under a long-term gas purchase contract. In addition, as an incentive to provide the fuel for the plant at prices that allow competitive pricing for the power, Adair will receive equity in the power plant based on the value of their contribution under the gas purchase contract. This option would allow the Company to recover additional revenues under the Power Purchase Agreement with Termotasajero. The gas reserves would provide a twenty-year fuel supply for the power plant delivering approximately 3.3 million cubic feet of natural gas per day.

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

International  Activities
                                Sabatain Block 20
                                Republic of Yemen

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

     The initial work program will focus on acquiring a minimum of 200 square kilometers of new 3D seismic data, which has been shown on other blocks in this trend to be effective at limiting the risk of drilling dry holes. This seismic program began during the fourth quarter of 2000. The seismic program will be followed in 2001 with an aggressive drilling program to test the prospects mapped with the 3D seismic data. In September of 2000, Adair Yemen Exploration Limited opened an office in Sana'a, Yemen to begin operations.

     Occidental has maintained a long-standing position in Yemen, including non-operated working interests in both the prolific Masilla production (210,000 bbls/day) and in the East Shabwa block (50,000 bbls/day). Their relationship with the government of Yemen and their world wide expertise in exploration and production is a valuable addition to the partner group exploring Block 20. Saba Oil and Gas Company is a privately held Yemeni oil company that is owned by the Al-Rowaishan Group based in Sana'a, Yemen. Al-Rowaishan is a highly respected merchant group in Yemen, and also provides unique value to the Block 20 group, particularly in the areas of governmental and cultural relations.

Domestic  Activities

                           GEOPHYSICAL SERVICE COMPANY

     In February, 2001, The Company formed Superior Geophysical, Inc. (SUPERIOR), a wholly owned subsidiary. SUPERIOR is an international/domestic oil and gas exploration service company, engaged primarily to manage, design, acquire and process 2D and 3D seismic data. SUPERIOR, with a professional management team, has assembled state-of-the-art hardware and software to accomplish its goals of becoming a leader in the managing, designing, acquisition and processing of 2D and 3D seismic data projects around the world. Superior's clientele will consist of major oil companies and large to small independent oil and gas exploration companies. JPMorgan-CHASE Bank of Houston, Texas provided the financing for SUPERIOR.

     SUPERIOR's professional management team is Bill Wiseman, President; Gary Toler, Executive Vice-President and David Spaulding, Vice- President/Seismic Data Processing. Mr. Wiseman, a 24-year veteran of the oil and gas exploration service industry, was formerly with JDK Incorporated where he held the title of Vice-President/Administration & Marketing. Mr. Wiseman was also an integral part of the success at Continental Seismic and Alliance Research. Mr. Toler has been involved in marketing and management for the past 23 years. Most recently, he was Director of Marketing and Sales at JDK Incorporated. Mr. Spaulding, as Vice-President/Seismic Data Processing, is a 25-year veteran in the oil and gas exploration service industry. Most notably, he was Manager of Seismic Data Processing at Universal Seismic.

ITEM  1.     DESCRIPTION  OF  BUSINESS  (continued)

     The Company has engaged in agreements to manage, design, acquire and process between 100 and 200 square mile ``Group Shoots'' in the Gulf Coast Area of the U.S.A. These agreements enable the Company to take advantage of the expanding oil and gas exploration markets. The 3D seismic 'Group Shoot' concept is not new to the industry and it gives the opportunity for larger areas to be evaluated at a much lower cost. Consequently, an exploration company can lower its funding cost while lowering its risks, resulting in better risk management for the Company.

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

EMPLOYEES
     The Company currently has 16 full-time employees, 5 of whom are in management positions. None of the Company's employees are represented by a union and the Company considers its employee relations to be good.

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

Liquidity  and  Capital  Resources

     The Company incurred net operating losses for the seven months ending December 31, 2000, and the year ending May 31, 2000 and currently has negative working capital. As a result of the Company's acquisition of interests in the Teayawa Energy Center, the Company has been actively engaged in obtaining financing to effect its plan to develop additional sites for gas-fired power plants and to proceed with its exploration projects. Additionally, the Company has the option to market a portion of its interest in the Yemen exploration project as an alternative source of funding of future operations. Revenues from site development fees, operator fees, and technical services have funded operating expenses and allowed the Company to approach a near break even in operations for the seven months ending December 31, 2000. In the previous year financial obligations had been met primarily, by the issuance of Company stock. There is no assurance that the Company will be able to secure adequate financing nor to continue to sell stock to fund operations.

Insufficiency  of  Working  Capital

     Presently, the Company lacks sufficient working capital and has depended on financing activities such as the sale of its common stock to obtain working capital beyond those provided by revenues. There are no assurances, however, that the Company can: (1) raise the necessary capital to enable it to continue the execution of its revenue growth strategy; or (2) generate sufficient revenue growth and improvements in operating margins to meet its working capital requirements if such capital is obtained. To the extent that funds generated from operations are insufficient, the Company will have to raise additional working capital. No assurance can be given that funds will be available from any source when needed by the Company or, if available upon terms and conditions reasonably acceptable to the Company.

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

Reliance  on  Efforts  of  Others

     The Company forms joint ventures with industry participants in order to leverage, finance and facilitate its activities. In some instances the Company will depend on other companies to develop and operate its properties and projects. The prospects of the Company will be highly dependent upon the ability of such other parties. As indicated by the nature of the partners with which the Company is participating in current projects, management believes the risk in relying on such partners is minimal.

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

ITEM  2.     DESCRIPTION  OF  PROPERTIES  (continued)

     Petroleum  Reserves  in  the  Chimichagua  Concession.  In  a  report dated
     -----------------------------------------------------
September 13, 1999, L.A. Martin & Associates, Inc., a petroleum engineering firm, reported on its review of Geopozos' and Ecopetrol's well logs and tests in the Chimichagua Concession. L.A. Martin & Associates, Inc. stated that the estimated reserves were 22.15 BCF of proved reserves of natural gas. Realization of the value of these reserves is contingent upon the Company obtaining financing to fund the development costs.

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

ITEM  3.     LEGAL  PROCEEDINGS

Legal  Proceedings  for  the  Seven  Months  Ending  December  31,  2000
------------------------------------------------------------------------
None.

Legal  Proceedings  for  the  Year  Ending  May  31,  2000
----------------------------------------------------------

The Company was named as a defendant in the matter of Steven R. Hill v. Adair International Oil and Gas, Inc., 2000-10286, 129th Judicial District Court, Harris County, Texas. The plaintiff is claiming damages resulting from breach of an alleged contract between the plaintiff and the Company. The plaintiff seeks damages of $13,942, attorney's fees, pre-judgment and post-judgment interest and 692,000 shares of stock in the Company or equivalent value in cash. Little discovery has been conducted to date. The Company believes it has viable defenses to the plantiff's claims and that the likelihood of an unfavorable outcome is low. The Company intends to present a vigorous and aggressive defense to this litigation.

The Company was named as a defendant in the matter of John A. Braden, Robert D. Goldstein, James L. Bennink and S. Cleve Gazaway, Individually, and as the Partners for Braden, Bennink, Goldstein, Gazaway & Company, P.L.L.C. v. John W. Adair, Individually, Jalal Alghani, Individually, Adair International Oil and Gas, Inc. and ChaseMellon Shareholder Services, L.L.C., 2000-16454, 152nd Judicial District Court, Harris County, Texas. The plaintiff's claim damages resulting from breach of an alleged contract between the plaintiffs and the Company. The lawsuit was resolved with the issuing 200,992 shares of Company stock to the plaintiff valued at $43,979.



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

                                     COMMON  STOCK  PRICE  RANGE
                                        HIGH  BID  LOW  BID
                Fiscal Quarter Ended:

                August  31,  1999        $  .2031  $  .0312
                November  30,  1999      $  .5938  $  .0938
                February  29,  2000      $  3.7188 $  .3750
                May  31,  2000           $  2.5625 $  .4062

                August  31,  2000        $  1.1250 $  .3906
                November  30,  2000      $  .8750  $  .2500
                December  31,  2000      $  .7344  $  .1875


     On December 31, 2000, the closing price for the Common Stock of the Company on the OTCBB was $ .2188. On December 31, 2000, there were approximately 923 stockholders of record of the Common Stock, including broker-dealers holding shares beneficially owned by their customers.

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


     The Company issued stock in lieu of cash in transactions summarized as follows for the seven months ended December 31, 2000, and the year ended May 31, 2000. The Summary Compensation Table at Item 10, Executive Compensation, details the number of shares issued for compensation to each Company officer.

     Nature  of  transaction         December 31, 2000      May 31, 2000
     -----------------------        -------------------  ---------------------
                                     Shares     Amount    Shares      Amount
                                    ---------  --------  ---------  ----------
Consultants and professional fees.          -  $      -    678,203  $  187,150
Salaries                              925,508   352,167  2,363,770     345,000
Accrued salaries                            -         -  2,304,983     192,500
Acc'ts payable and acc'd liability    349,474    76,467  1,416,143      68,315
Other expenses                        206,624   180,317  1,061,050     276,000
                                    ---------  --------  ---------  ----------
                                    1,481,606  $608,951  7,824,149  $1,068,965
                                    =========  ========  =========  ==========

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

                       Implementation of Business Strategy

     The fiscal period from May 1999 through December 2000 represents major advancements in the Company's stated goal to become a substantial energy company. During this time period we have seen our internal capabilities of conducting business in the oil and gas sector greatly enhanced by our merger with Partners In Exploration, Inc., which brings well seasoned management and "state of the art" technical capacity to the company. Through this merger, the Company has also enhanced the quality and quantity of its exploration projects, specifically a major Production Sharing Agreement in the Republic of Yemen.

     Concurrent with our activities in oil and gas, we expanded our efforts in the power business. In 1999, we signed our first development agreement with Calpine Corporation for what is now known as the Teawaya Energy Center located on Native American lands in southern California. Eighteen additional Native American sites are currently under assessment and the Company is evolving it's site development strategy to include securing the necessary permits required to greatly enhance the value of it's sites.

     During the past two fiscal periods, the Company has entered into two major projects: an exploration program in Block 20, located in the Republic of Yemen and a power plant located in Southern California, more completely described in
Item 1, Business. Both of these projects will provide internally generated funds to apply toward budgeted expenditures during the next fiscal year.

                 Financial Impact - Block 20, Republic of Yemen
     A participation agreement between Adair Yemen Exploration Limited, Occidental Yemen Sabatain, Inc. and Saba Yemen Oil Company Limited, dated March 31, 2000 provided for the advance payment of $750,000 of cost oil to the Company by the major partner, Occidental Petroleum. The effective date established by Presidential decree number 21 was September 2, 2000, and the payment was received and reflected in the current financial statements.

     In addition Occidental shall pay from its sole account one hundred percent (100%) of the costs to acquire and process up to two hundred (200) square kilometers of 3D seismic, such expenditure to be capped at four million dollars ($4,000,000).

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     Adair Exploration, Inc., under the terms of a Technical Services Contract with the project partners, will provide interpretational services for the projected program. It is estimated that fees from this work will total $900,000 and $1,000,000, respectively, in the first and second program years.

     The Company, as operator, is to receive an administrative overhead fee based on varying percentages of the total work program costs. Based on the current proposed work program budget, during the same two program periods, these fees are estimated to be $235,000 and $136,000, respectively.

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

     A one time signature bonus of $400,000 was paid by the group to the Government of Yemen. Additionally each year, the contractor group funds $250,000 which is used exclusively for the technical training of the professional staff at the Ministry of Oil and Mineral Resources, and for various institutional and social development projects in Yemen. These costs are shared proportionally by the working interest partners.

          Financial Impact - Teayawa Energy Center, Southern California

     The Teayawa Energy Center (TEC) Site Development Agreement, dated Novemer 30, 1999, provides for the payment of a development fee of $1,000,000 payable in two installments: $500,000 at the financial closing estimated to occur in quarter three, 2001, and $500,000 upon the commercial operation date estimated to occur in quarter two, 2003. The Company receives $12,000 per month consulting fee until the commercial commissioning of the project.

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

            Financial Impact - Internal and External Capital Sources

     Subsequent to May 31, 2000, internal funding of all expenditures, has been through revenues and the sale of Company stock. As a result of the Company's acquisition of interests in the Teayawa Energy Center, the Company has been actively engaged in obtaining financing to effect its plan to develop additional sites for gas-fired power plants and to proceed with its exploration projects. Alternatively, the Company has the option to market all or a portion of its interest in the Yemen exploration project as an alternative source of funding of future operations. The Company estimates a fair market value of one-sixth of its interest to approximate $5,000,000 at the initial exploration stage. There is no assurance, however, that the Company would be successful in its efforts to sell the interest at the value estimated. Future internal revenues from site development fees, operator fees, and technical services are expected to provide partial funding of operating expenses and other financial obligations which have previously been met primarily, by the issuance of Company stock.
     The revenues from the Yemen exploration project and the TEC, in combination with either the acquisition of financing or the marketing of a portion of its exploration interests, are projected to take the Company to the commercial revenues of both projects. Such funding would facilitate continuing as well as the development of other projects as described in Item 1, Business. The Company is continuing its efforts to acquire major equity partners on a risk managed basis for its projects.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RESULTS  OF  OPERATIONS

SEVEN MONTHS ENDED DECEMBER 31, 2000 COMPARED TO THE FISCAL YEAR ENDED MAY 31, 2000.


     The following table reflects the Company's cumulative costs in oil and gas properties:

                                               Dec. 31, 2000  May 31, 2000
                                               -------------  -------------
         Oil and gas properties at full cost:

         Oil and gas properties                $   7,262,348  $   3,000,000
         Less accumulated depletion and
           depreciation                                 -             -
                                               -------------  -------------
                                               $   7,262,348  $   3,000,000
                                               =============  =============

     Revenues. In fiscal 2000, total revenues of $62,443 were from consulting fees in the natural gas site development area ($60,000) and technical geophysical services ($2,443). Revenues in the seven month transitional period of $1,187,868
Were from a development fees and site bonus ($834,000), technical services ($351,965), and miscellaneous revenues ($1,903).

     Depreciation. Depreciation expense increased from $10,802 in fiscal 2000 to $34,696 in the transitional period, an increase of $23,894. This was due primarily to the fact that additional depreciable property incident to the PIE acquisition was includable in the entire transitional period.

     Interest Expense. During fiscal 2000, the Company had incurred interest expense on a note payable in the amount of $4,337. In the transitional period, interst expense was attributable to capitalized leases in the amount of $1,060, a decrease of $3,277.

     General and administrative Expenses. The Company incurred general and administrative expenses of $1,747,112 in fiscal 2000 and $1,230,535 in the transitional period for average monthly total of $145,592 and $175,790, respectively. The increased average monthly totals is attributable to the inclusion expenses of Adair Exploration, Inc. from February 1, 2000 through the balance of fiscal 2000 (four months) and the transitional period (seven months).

     The net loss for the year ended May 31, 2000 was ($1,699,808) or ($0.03) per share on revenues of $62,443 versus a net loss of ($74,2758) or ($0.00) per shares on revenues of $1,187,868 in the transitional period. The decrease in new operating loss was due to the commencement in September of operations in the drilling of Block 20 in the Republic of Yemen. The prospect bonus and technical services revenues, coupled with ongoing other revenues, nearly equaled all expenses for the transitional period.

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


ITEM  7.     FINANCIAL  STATEMENTS

     The information required hereunder is included in this report as set forth on pages 30-53.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Jackson and Rhodes, P.C. ("J&R") were engaged to audit both the fiscal year ending May 31, 2000 and the seven months ending December 31, 2000.

     There were no disagreements between the Company and J&R whether resolved or not resolved, on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved, would have caused them to make reference to the subject matter of the disagreement in connection with their report. Since June 1, 1999, and through the present, there were no reportable events requiring disclosure with respect to each auditor's period of engagement.

     The reports of J&R for the periods described above did not contain any adverse opinion or disclaimer of opinion.

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

BIOGRAPHIES

     Mr. Adair has been a Director and the CEO of the Company since 1997. Prior to his joining the Company in 1997, he served as the president and chief executive officer of Dresser Engineering Co., a company which specializes in oil and gas engineering services, from 1995 to 1997. Since 1988, Mr. Adair has served as president of Adair Oil and Gas International of Canada, a Bahamian corporation that acquired Roberts Oil and Gas, Inc. in 1997.

 Mr. Alghani has been a Director of the Company since 1997. Prior to his joining the Company in 1997, he served as vice president of sales and marketing of Dresser Engineering Co. from 1995 to 1997. Since 1990, Mr. Alghani has served as an executive officer of Adair Oil and Gas International of Canada, a Bahamian corporation that acquired Roberts Oil and Gas, Inc. in 1997.

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

SECTION  16(a)  BENEFICIAL  OWNERSHIP  REPORTING  COMPLIANCE

     John W. Adair, Jalal Alghani, and Richard G. Boyce each failed to file Form 4 reports during the last fiscal year concerning receipt of restricted common stock received as compensation from the Company.

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

     The following table reflects all forms of compensation for services to the Company for the seven months ended December 31, 2000 and the fiscal years ended May 31, 2000 and 1999 of the all of the executive officers of the Company.

                           SUMMARY COMPENSATION TABLE
                           --------------------------
                     ANNUAL  COMPENSATION      LONG TERM COMPENSATION
                 ----------------------------  ----------------------
                                               AWARDS                PAYOUTS
                                               ------                -------
                                      OTHER                                   ALL
NAME  AND                             ANNUAL RESTRICTED SECURITIES            OTHER
PRINCIPAL                             COMPEN-  STOCK    UNDERLYING    LTIP    COMPEN-
POSITION   YEAR     SALARY      BONUS  SATION  AWARDS  OPTIONS/SARS  PAYOUTS  SATION
---------  ----  -------------  -----  ------  ------  ------------  -------  ------
John W.    2000  $  70,000 (1)    -0-     -0-     -0-           -0-      -0-     -0-
Adair      2000  $ 120,000 (2)     0-     -0-     -0-           -0-      -0-     -0-
CEO        1999  $ 120,000 (3)    -0-     -0-     -0-           -0-      -0-     -0-

Earl K.    2000  $  70,000 (1)    -0-     -0-     -0-           -0-      -0-     -0-
Roberts    2000  $ 120,000 (2)    -0-     -0-     -0-           -0-      -0-     -0-
President  1999  $ 120,000 (3)    -0-     -0-     -0-           -0-      -0-     -0-

Jalal      2000  $  70,000 (1)    -0-     -0-     -0-           -0-      -0-     -0-
Alghani    2000  $ 120,000 (2)    -0-     -0-     -0-           -0-      -0-     -0-
CFO        1999  $ 120,000 (3)    -0-     -0-     -0-           -0-      -0-     -0-

Richard G. 2000  $  70,000 (1)    -0-     -0-     -0-           -0-      -0-     -0-
Boyce      2000  $  40,000 (4)
President of Adair Exploration, Inc.
----------------------------

(1)  $  70,000  was  paid  in-kind  with  145,487  shares  of  restricted stock.
(2)  $  120,000  was  paid  in-kind  with  474,090  shares  of restricted stock.
(3) Of which $15,000 was paid in cash, $45,000 was accrued to be paid in cash,$50,000 was paid in-kind with 827,014 shares of restricted common stock of the Company, and $10,000 was accrued to be paid in-kind in common stock.
(4)  $  40,000  was  paid  in-kind  with  48,961  shares  of  restricted  stock.

ITEM  11.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of April 1, 2001, with respect to the beneficial ownership of shares of Common Stock by (i) each person who is known to the Company to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each executive officer of the Company and (iv) all executive officers and directors of the Company as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown.


NAME AND ADDRESS OF                  BENEFICIAL      TITLE OF     PERCENT
BENEFICIAL OWNER                     OWNERSHIP        CLASS      OF CLASS
-------------------------------------------------------------------------

John W.  Adair                       6,655,056     Common Stock       9.7%
3000 Richmond, Suite 100
Houston, Texas 77098

Jalal Alghani                        6,633,490(1)  Common Stock       9.7%
3000 Richmond, Suite 100
Houston, Texas 77098

Richard G. Boyce                     4,241,845     Common Stock       6.2%
1001 Hampshire Lane
Richardson, Texas  75080

Earl K.  Roberts                     3,485,786     Common Stock       5.1%
3000 Richmond, Suite 100
Houston, Texas 77098

All directors and executive         21,016,177     Common Stock      30.7%
officers  as a group (4) persons)
---------------------------------
(1) Includes 6,233,490 shares owned directly, and 400,000 shares owned indirectly through a trust for the benefit of the daughter of Mr. Alghani.

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

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(A)     EXHIBITS

EXHIBIT
NUMBER        DESCRIPTION
-----------   ---------------
3.1     *     Certificate  of  Incorporation  of  the  Registrant,  as  amended.
3.2     *     Bylaws  of  the  Registrant,  as  amended.
4.1     *     See  Exhibits  3.1  and  3.2.  for  provisions  of the Articles of
              Incorporation  and  Bylaws  of  the  Registrant defining rights of holders  of  common  stock  of  the  Registrant.
4.2     *     Common  Stock  specimen.
10.1    **    Wartsila  Agreement.
10.2    **    PIE  Agreement.
10.20   ***   Memorandum  of  Understanding.
10.21   ***   Participation  Agreement.
10.30   ***   Site  Development  Agreement.
16.1    ***   Letter  from  Sisk.
21.1    *     Subsidiaries.

----------------------
* Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 1997, and incorporated by reference thereto.
** Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 1999, and incorporated by reference thereto.
*** Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 2000, and incorporated by reference thereto.


(B)   REPORTS  ON  FORM  8-K

      Change  in  Fiscal  Year  End,  January  15,  2001.

SUBSIDIARIES.

     Adair  Exploration,  Inc.,  a  Texas  corporation.
     Adair  Colombia  Oil  and  Gas,  S.A.,  a  Panamanian  corporation.
     Adair  Yemen  Exploration  Limited,  a  Bahamian  corporation.

SIGNATURES

In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 13, 2001.

                              ADAIR  INTERNATIONAL  OIL  AND  GAS,  INC.

                                   ------------------------------
                                   By  /s/  John  W.  Adair
                                   John  W.  Adair
                                   Chairman  of  the  Board,  Director  and
                                   Chief  Executive  Officer


     Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature                     Title                           Date
---------                     -----                           ----


-------------------
/s/  John  W.  Adair            Director                        April  13,2001
John  W.  Adair                 Chairman  of  the  Board  and
                                Chief  Executive  Officer

-------------------
/s/  Jalal  Alghani           Director  and                 April  13,2001
Jalal  Alghani                Chief  Financial  Officer

PART  I.

ITEM  1.     FINANCIAL  STATEMENTS

             ADAIR INTERNATIONAL OIL AND GAS, INC. AND SUBSIDIARIES
                                TABLE OF CONTENTS
                       DECEMBER 31, 2000 AND MAY 31, 2000


     Independent  Auditors'  Report                                      31

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

     Consolidated  Statements  of  Cash  Flows                           35

     Notes  to  Financial  Statements                                 36-53

                          INDEPENDENT AUDITORS' REPORT



Board  of  Directors
Adair  International  Oil  &  Gas,  Inc.

We have audited the accompanying consolidated balance sheet of Adair International Oil & Gas, Inc. and subsidiaries as of December 31 and May 31, 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for the seven month period and year then ended, respectively. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Adair International Oil & Gas, Inc. and subsidiaries as of December 31 and May 31, 2000, and the results of their operations and their cash flows for seven month period and the year then ended, respectively, in conformity with generally accepted accounting principles.



                             Jackson & Rhodes, P.C.


Dallas,  Texas
March  30,  2001

             ADAIR INTERNATIONAL OIL AND GAS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       DECEMBER 31, 2000 AND MAY 31, 2000


ASSETS
                                                 DECEMBER 31,      MAY 31,
                                                --------------
                                                     2000           2000
                                                --------------  -------------
CURRENT ASSETS:
  CASH AND CASH EQUIVALENTS                     $      30,195   $     14,854
  ACCOUNTS RECEIVABLE                                  36,100         24,000
  PREPAID EXPENSES                                     13,689              -
                                                --------------  -------------
    TOTAL CURRENT ASSETS                               79,984         38,854
                                                --------------  -------------

PROPERTY AND EQUIPMENT:
  OIL AND GAS PROPERTIES AND EQUIPMENT
    UNDER THE FULL COST METHOD OF ACCOUNTING        7,262,348      3,000,000
  FURNITURE AND EQUIPMENT                             289,244        268,323
                                                --------------  -------------
                                                    7,551,592      3,268,323
  LESS ACCUMULATED DEPRECIATION                      (123,041)       (88,345)
                                                --------------  -------------
    NET PROPERTY AND EQUIPMENT                      7,428,551      3,179,978
                                                --------------  -------------

OTHER ASSETS:
  GEOPHYSICAL DATA AND INTELLECTUAL PROPERTY        1,583,362      4,984,717
  DEPOSITS AND OTHER ASSETS                             7,456         18,805
                                                --------------  -------------
    TOTAL OTHER ASSETS                              1,590,818      5,003,522
                                                --------------  -------------

                                                $   9,099,353   $  8,222,354
                                                ==============  =============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  ACCOUNTS PAYABLE                              $     107,042   $     91,992
  CAPITALIZED LEASES PAYABLE-CURRENT PORTION            4,868
  TAXES PAYABLE                                         8,494         41,832
                                                --------------  -------------
          TOTAL CURRENT LIABILITIES                   120,404        133,824
                                                --------------  -------------

LONG-TERM DEBT:
  CAPITALIZED LEASES PAYABLE-LONG-TERM PORTION         11,332

COMMITMENTS AND CONTINGENCIES                               -              -

SHAREHOLDERS' EQUITY:
  COMMON STOCK, WITHOUT PAR VALUE, AUTHORIZED
    100,000,000 SHARES; 68,391,460 AND
    64,381,625 SHARES ISSUED AND OUTSTANDING       20,142,182     19,073,136
  ACCUMULATED DEFICIT                             (11,174,565)   (10,984,606)
                                                --------------  -------------
          TOTAL SHAREHOLDEREQUITY                   8,967,617      8,088,530
                                                --------------  -------------

                                                $   9,099,353   $  8,222,354
                                                ==============  =============

See  accompanying  notes  to  consolidated  financial  statements.

             ADAIR INTERNATIONAL OIL AND GAS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
  FOR THE SEVEN MONTHS ENDED DECEMBER 31, 2000 AND THE YEAR ENDED MAY 31, 2000


                                          DECEMBER 31      MAY 31
                                         -------------  ------------
REVENUES:
  DEVELOPMENT FEE                        $    750,000   $         -
  TECHNICAL SERVICES                          322,680             -
  CONSULTING FEES                              84,000        62,443
  ADMINISTRATIVE FEES AND OTHER INCOME         31,189             -
                                         -------------  ------------
                                            1,187,869        62,443
                                         -------------  ------------

COSTS AND EXPENSES:
  DEPRECIATION AND DEPLETION                   34,696        10,802
  INTEREST EXPENSE                              1,060         4,337
  GENERAL AND ADMINISTRATIVE                1,346,220     1,747,112
                                         -------------  ------------

    TOTAL COSTS AND EXPENSES                1,381,976     1,762,251
---------------------------------------  -------------  ------------

NET LOSS FROM OPERATIONS                     (194,107)   (1,699,808)

OTHER INCOME (INTEREST)                         4,148             -
                                         -------------  ------------

NET LOSS BEFORE INCOME TAXES                 (189,959)   (1,699,808)

INCOME TAXES                                        -             -
                                         -------------  ------------

NET LOSS                                 $   (189,959)  $(1,699,808)
                                         =============  ============

BASIC LOSS PER COMMON SHARE:
  BASIC AND DILUTED                      $       0.00   $     (0.03)
                                         -------------  ------------

AVERAGE NUMBER OF SHARES OF
  COMMON STOCK OUTSTANDING                 66,435,396    63,507,341
                                         -------------  ------------

See  accompanying  notes  to  consolidated  financial  statements.

                       ADAIR INTERNATIONAL OIL AND GAS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
            FOR THE SEVEN MONTHS ENDED DECEMBER 31, 2000 AND THE YEAR ENDED MAY 31, 2000

                                           NO. SHARES                                    TOTAL
                                           ISSUED AND      COMMON      ACCUMULATED   SHAREHOLDERS'
                                          OUTSTANDING      STOCK         DEFICIT         EQUITY
                                          ------------  ------------  -------------  --------------

BALANCE AT MAY 31, 1999                    45,232,148   $11,798,379   $ (9,284,798)  $    2,513,581

ISSUANCE OF COMMON STOCK FOR CASH           6,251,044     1,124,254                       1,124,254

ISSUANCE OF COMMON STOCK FOR COMPANY
  OBLIGATIONS                               7,824,149     1,068,965                       1,068,965

CORRECTION OR PRIOR YEARS' OUTSTANDING        874,284
  STOCK

ISSUANCE OF COMMON STOCK FOR THE
  ACQUISITION OF ADAIR EXPLORATION, INC.    4,200,000     5,081,538                       5,081,538

NET LOSS                                                                (1,699,808)      (1,699,808)
                                          ------------  ------------  -------------  --------------

BALANCE AT MAY 31, 2000                    64,381,625    19,073,136    (10,984,606)       8,088,530

ISSUANCE OF COMMON STOCK FOR CASH           2,528,229       344,410                         344,410

ISSUANCE OF COMMON STOCK FOR COMPANY
  OBLIGATIONS                               1,481,606       608,951                         608,951

ISSUANCE OF STOCK OPTIONS FOR SERVICES                      115,685                         115,685

NET LOSS                                                                  (189,959)        (189,959)
                                          ------------  ------------  -------------  --------------

BALANCE AT DECEMBER 31, 2000               68,391,460   $20,142,182   $(11,174,565)  $    8,967,617
                                          ============  ============  =============  ==============

See  accompanying  notes  to  consolidated  financial  statements.

                   ADAIR INTERNATIONAL OIL AND GAS, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE SEVEN MONTHS ENDED DECEMBER 31, 2000 AND THE YEAR ENDED MAY 31, 2000


                                                             31-DEC       MAY 31
                                                          -----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET LOSS                                                  $ (189,959)  $(1,699,808)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
   PROVIDED BY OPERATING ACTIVITIES:
  DEPRECIATION AND DEPLETION                                  34,696        81,928
  ISSUANCE OF STOCK FOR EXPENSES AND OPTIONS                 724,636     1,068,965
  CHANGES IN ASSETS AND LIABILITIES:
    (INCREASE) IN ACCOUNTS RECEIVABLE                        (12,100)      (24,000)
    (INCREASE) IN PREPAID EXPENSES                           (13,689)            -
    DECREASE (INCREASE) IN OTHER ASSETS                       11,349       (12,079)
    INCREASE (DECREASE) IN ACCOUNTS PAYABLE                   15,050      (106,924)
    INCREASE (DECREASE) IN ACCRUED LIABILITIES                     -      (248,997)
    INCREASE IN CURRENT PORTION LEASES PAYABLE                 4,868
    INCREASE (DECREASE) IN TAXES PAYABLE                     (33,338)        4,259
                                                          -----------  ------------
    NET CASH PROVIDED-OPERATING ACTIVITIES
         TOTAL ADJUSTMENTS                                   731,472        763,152
                                                          -----------  ------------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                541,513      (936,656)
                                                          -----------  ------------

CASH FLOWS USED IN INVESTING ACTIVITIES:
  PURCHASE OF PROPERTY AND EQUIPMENT AND
    NET CASH USED IN INVESTING ACTIVITIES                   (881,914)     (144,103)
                                                          -----------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  (DECREASE) IN NOTE PAYABLE                                       -       (30,380)
  INCREASE IN LEASES PAYABLE                                  11,332             -
  COMMON SHARES ISSUED FOR CASH                              344,410     1,124,254
                                                          -----------  ------------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                355,742     1,093,874
                                                          -----------  ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                       15,341        13,115
CASH AND CASH EQUIVALENTS:
  BEGINNING OF THE PERIOD                                     14,854         1,739
                                                          -----------  ------------
  END OF THE PERIOD                                       $   30,195   $    14,854
                                                          ===========  ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  CASH PAID DURING THE PERIOD FOR INTEREST                $    1,060   $     4,337
                                                          ===========  ============

See  accompanying  notes  to  consolidated  financial  statements.

             ADAIR INTERNATIONAL OIL AND GAS, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31 AND MAY 31, 2000

Note  1.     Summary  of  Significant  Accounting  Policies
------------------------------------------------------

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

             ADAIR INTERNATIONAL OIL AND GAS, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31 AND MAY 31, 2000
Note  1.     Summary  of  Significant  Accounting  Policies  (continued)
------------------------------------------------------------------------


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

On July 28, 1999, the Company signed a joint venture agreement with an exploration and geophysical company for the purpose of acquiring and exploring for oil and gas in the Republic of Yemen. As described in Note 2, Acquisition of Subsidiary, the Company subsequently acquired the joint venture Company, now Adair Exploration, Inc., to obtain enhanced in house geophysical capabilities for exploration and production and to provide technical services. The balance of what has come to be the Block 20 exploration program became 100% owned by the Company. As described in Note 9, Exploration of Block 20 in the Republic of Yemen, the Company brought a major partner in to the program which officially began on September 2, 2000. This project is generating a $750,000 prospect bonus and significant administrative fees for the Company as originator of the project and as initial operator. Adair Exploration, Inc. is further contracting with the exploration group to provide the technical services through the exploration phase. Again, as indicated in the Company's plan last year to reverse the going concern issues, partnering with companies which have the expertise and resources complimentary to those of the Company are generating near term revenues with long term revenue potential.

The Company is actively seeking additional capital based on the projects described above to develop additional natural gas projects, exploration activities, and evaluate the acquisition of producing properties with exploitation potential. Management believes the revenues in the seven month period ending December 31, 2000 demonstrates its strategies are successful in reversing the experience of prior years.

             ADAIR INTERNATIONAL OIL AND GAS, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31 AND MAY 31, 2000

Note  1.     Summary  of  Significant  Accounting  Policies  (continued)
------------------------------------------------------------------

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

Furniture  and  office  equipment           7  years
Computer  software  and  equipment          5  years

Depreciation and amortization expense for the seven months ending December 31, 2000 and the year ending May 31, 2000 were $34,696 and $10,802, respectively.

             ADAIR INTERNATIONAL OIL AND GAS, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31 AND MAY 31, 2000

Note  1.     Summary  of  Significant  Accounting  Policies  (continued)
------------------------------------------------------------------

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


Earnings Per Share -- Basic earnings per share are computed by dividing earnings (loss) by the weighted average number of common shares outstanding. Because the Company's potential dilutive securities are antidilutive, the accompanying presentation is only of basic net loss per share.


Stock Options - The Company adopted the fair value based method of accounting for an employee stock option or similar equity instrument as prescribed in SFAS
123. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award. SFAS 123 prescribes the use of the fair value method for all options issued to nonemployees.

             ADAIR INTERNATIONAL OIL AND GAS, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31 AND MAY 31, 2000


NOTE  1.     Summary  of  Significant  Accounting  Policies  (continued)
------------------------------------------------------------------------

Use of Estimates -- Management uses estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates. In the last two fiscal periods presented management estimated sales prices, costs, and statutory income tax rates in calculating future net cash flows of proven oil and gas reserves.

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

Exploration is a Texas corporation located in Dallas, Texas. It has the professional staff and equipment to evaluate complex geology to include state of the art 3-D seismic information. Exploration has done extensive work in the Yemen area where the Company currently has a large concession. Pursuant to this acquisition, the Company conveyed 4,200,000 shares of restricted common stock for all of the outstanding shares of Exploration which totaled 4,200,000 shares. The assets of Exploration include extensive 2D seismic, well reports, and a regional database encompassing the Company's Yemen concession; 2D seismic, gravity data, technical reports, and regional geologic data in Eritrea; and 3D seismic on other geological data encompassing part of West Texas. PIE has the software, computers, and 3-D work stations to interpret and evaluate existing data. It is the intention of Exploration and the Company to utilize these assets to interpret and evaluate future acquisitions. Exploration also had an equal interest with the Company in a signed Memorandum of Understanding (MOU) with regard to the exploration of Block 20 in the Republic of Yemen. Subsequent to the acquisition, both the Company and Exploration conveyed their interests in the MOU by assignment to Adair Yemen Exploration Limited, a wholly owned subsidiary of the Company.

There were no material relationships between or among any of the companies or shareholders in this acquisition except as described in the following paragraph.

On July 28, 1999, the Company signed a joint venture agreement with Partners In Exploration, LLC (LLC), an oil and gas exploration geophysical firm, for the purpose of acquiring leases and exploring for oil and gas in Yemen. In October, 1999, the principals dissolved the LLC. Richard Boyce, one of the partners in the LLC and the principal stockholder of PIE transferred the above described assets from the LLC to PIE.

             ADAIR INTERNATIONAL OIL AND GAS, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31 AND MAY 31, 2000


Note  2.     Acquisition  of  Subsidiary  (continued)
-----------------------------------------------------

The purchase price and preliminary adjustments to the historical book value of PIE are as follows:


Purchase price based on value of common stock issued        $5,081,538
  Less: Book value of net assets acquired                      (85,813)
  Add: Book value of net liabilities acquired                   74,756
                                                            -----------
  Purchase price allocable to assets acquired               $5,070,481
                                                            ===========

  Allocation of purchase price:
    Geophysical data and intellectual property              $4,978,208
    Software, equipment, and office furniture and fixtures      92,273
                                                            -----------
                                                            $5,070,481
                                                            ===========

The acquired geophysical data and intellectual property will be amortized on a unit of production basis on exploration projects to which they pertain.

Unaudited pro forma results of operations, as if Adair Exploration, Inc. had been acquired at the beginning of the year ended May 31, 2000 is as follows:

     Revenues                                    $    714,036
                                                 -------------

     Net  loss                                   $ (1,940,924)
                                                 -------------

     Net  loss  per  common  share               $      (0.03)
                                                 -------------

The pro forma financial information above includes Exploration for the fiscal year ended December 31, 1999, because it was deemed impractical to bring Exploration's financial information to the Company's fiscal year basis. It was determined that the pro forma fiscal information would not be materially different had information been available from the records of Exploration and its affiliates on the same chronological basis.

              AIR INTERNATIONAL OIL AND GAS, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31 AND MAY 31, 2000


NOTE  3.     Oil  and  Gas  Properties
----------------------------------

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

             ADAIR INTERNATIONAL OIL AND GAS, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31 AND MAY 31, 2000


NOTE  4.     Stock  Options
----------------------------

On October 25, 2000, a consultant was extended two options for the purchase of restricted (shares not be sold within twelve months) common stock of the Company as compensation for services rendered. The two options may be exercised at any time within twenty-four months of their extension. The first option was to purchase 500,000 shares of restricted stock for a price of $0.25 per share. The second option was to purchase 220,000 shares of restricted common stock for a price of $0.25 per share. Payments of $0.01 per share or $5,000 and $2,200, respectively, were paid to the Company for these options. Neither option has been exercised to date.

The Company issued no options to employees during the periods. The Company recorded $115,685 in expense for the seven months ended December 31, 2000 under SFAS 123 for the options issued to non-employees. The fair value of the awards was estimated at the grant date using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 4.5%; volatility factor of 103%; and an expected life of the awards of one year.

NOTE  5.     Nonmonetary  Stock  Transactions
---------------------------------------------

The Company issued stock in lieu of cash in transactions summarized as follows for the seven months ended December 31, 2000 and the year ended May 31, 2000:

     Nature  of  transaction        December 31,  2000        May  31, 2000
----------------------------------  --------------------  ---------------------
                                     Shares     Amount    Shares      Amount
                                    ---------  --------  ---------  -----------

Consultants and professional fees.          -  $      -    678,203  $  187,150
Salaries                              925,508   352,167  2,363,770     345,000
Accrued salaries                            -         -  2,304,983     192,500
Acc'ts payable and acc'd liability    349,474    76,467  1,416,143      68,315
Other expenses                        206,624   180,317  1,061,050     276,000
                                    ---------  --------  ---------  -----------
                                    1,481,606  $608,951  7,824,149  $1,068,965
                                    =========  ========  =========  ===========

             ADAIR INTERNATIONAL OIL AND GAS, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31 AND MAY 31, 2000

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

NOTE  7.     Related  Party  Transactions
-----------------------------------------

Shareholders of the Company also have interest in Adair Oil and Gas International of Canada with which the Company has had dealings as described more fully in Note 3.

             ADAIR INTERNATIONAL OIL AND GAS, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31 AND MAY 31, 2000


NOTE  8.     Income  Taxes
--------------------------

The difference between the approximate effective rates presented for federal income taxes and the amounts which would be determined by applying the statutory federal rates for the periods, to earnings before provision for federal income taxes are presented below:

                                         Seven Months
                                       Ended December 31,  Fiscal Year Ended
                                             2000            May 31, 2000
                                       -----------------  -------------------
Federal income tax at statutory rate      $(66,000)            $(594,000)
Valuation allowance                       $ 66,000             $ 594,000
                                          --------             ---------
Income tax expense                        $      0             $       0
                                          ========             =========

The sources of deferred tax assets are as follows:

                                                  Seven
                                                  Months        Year
                                                  Ended         Ended
                                               December 31,    May 31,
                                                   2000         2000
                                               ------------  -----------

Note receivable written off                    $          0  $    65,975
Effect of net operating losses                    1,225,547    1,151,272
Valuation allowance                              (1,225,547)  (1,217,247)
                                               ------------  -----------
Deferred tax assets                            $          0  $         0
                                               ============  ===========

Deferred tax assets result from net operating losses in 1998 forward. Net operating losses incurred in 1997 and prior are limited annually because of a greater than 50% ownership change in 1997. Losses for 1998, 1999 and 2000 may be carried forward for 20 years from the year of loss and affect future income. Because of the uncertainty of realization, a valuation allowance equal to the deferred tax asset was established by management.

             ADAIR INTERNATIONAL OIL AND GAS, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31 AND MAY 31, 2000

Note  9.     Commitments  and  Contingencies
--------------------------------------------

Exploration  of  Block  20  in  the  Republic  of  Yemen
--------------------------------------------------------

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

The PSA provides for a signature bonus in the amount of $400,000 which was secured by a irrevocable letter of credit to the MOMR and to be drawn on the effective date. The Parties effected the letter of credit on May 3, 2000, through the Yemen Commercial Bank. The Company's obligation in the amount of $120,000 was secured by the personal guarantees of John W. Adair and Jalal
Alghani. The PSA further provides for the annual payment of a training, institutional, and social bonus to be paid annually over the six year exploration period: the first being payable on the effective date. A $8,300,000 irrevocable letter of credit was posted with the MOMR on October 7, 2000, as required by the PSA. The parties are to provide for the instrument in proportion to their respective interests (Occidental 50%, Adair Yemen 30%, and Saba 20%) except for the first $4,000,000 cost of 3D seismic which is to be paid by Occidental. The Company is currently arranging for its portion of the total.

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

             ADAIR INTERNATIONAL OIL AND GAS, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31 AND MAY 31, 2000

Note  9.     Commitments  and  Contingencies  (continued)
---------------------------------------------------------

Exploration  of  Block  20  in  the  Republic  of  Yemen  (continued)
---------------------------------------------------------------------

Under the terms of the Participation Agreement signed by the Parties, Adair Yemen Exploration Limited received an advance payment as a prospect bonus of $750,000 from Occidental. This was a discounted advance payment of the first $1,000,000 of cost oil to Adair Yemen that is to be received by Occidental. Under the terms of the joint operating and management agreements among the Parties, Adair Yemen is to be the operator in the exploration phase. As such, Adair Yemen is to receive a general and administrative fee based on a percentage of the total work program expenditures on an annual basis. The annual percentages and amounts are 4% on the first $5,000,000, 2% on the second
$5,000,000,  and  1%  of  annual  amounts  in  excess  of  $10,000,000.

Adair Exploration, Inc. will provide technical services to the Parties as part of the work program while Adair Yemen is operator. This phase of the program is projected to last for a period of approximately 18 to 24 months to commerciality, at which time Occidental will become the operator.

Legal  Proceedings  for  the  Seven  Months  Ending  December  31,  2000
------------------------------------------------------------------------
None.

Legal  Proceedings  for  the  Year  Ending  May  31,  2000
----------------------------------------------------------

The Company was named as a defendant in the matter of Steven R. Hill v. Adair International Oil and Gas, Inc., 2000-10286, 129th Judicial District Court, Harris County, Texas. The plaintiff is claiming damages resulting from breach of an alleged contract between the plaintiff and the Company. Little discovery has been conducted to date. The Company believes it has viable defenses to the plaintiff's claims and that the likelihood of an unfavorable outcome is low. The Company intends to present a vigorous and aggressive defense to this litigation.

             ADAIR INTERNATIONAL OIL AND GAS, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31 AND MAY 31, 2000

Note  9.     Commitments  and  Contingencies  (continued)
---------------------------------------------------------

Legal  Proceedings  for  the  Year  Ending  May  31,  2000
----------------------------------------------------------

The Company was named as a defendant in the matter of John A. Braden, Robert D. Goldstein, James L. Bennink and S. Cleve Gazaway, Individually, and as the Partners for Braden, Bennink, Goldstein, Gazaway & Company, P.L.L.C. v. John W. Adair, Individually, Jalal Alghani, Individually, Adair International Oil and Gas, Inc. and ChaseMellon Shareholder Services, L.L.C., 2000-16454, 152nd Judicial District Court, Harris County, Texas. The plaintiffs claim damages resulting from breach of an alleged contract between the plaintiffs and the Company. The lawsuit was resolved with the issuance of 200,992 shares of Company stock to the plaintiff valued at $43,979.


The nature of the Company's operations exposes it to numerous potential legal risks.

Failure  to  file  reports  under  the  Exchange  Act
-----------------------------------------------------

The Company had filed a registration statement with the Commission under the Securities Act of 1933 in November, 1981, and therefore became subject to the requirement that it file reports thereafter under the Securities Exchange Act of 1934 (the "Exchange Act"). The Company filed reports under the Exchange Act, including annual reports on Form 10-K, during a portion of the 1980's. However, the Company experienced financial difficulties during the mid-1980's due to a downturn in the market for oil and gas and by the late 1980's had become essentially a dormant company. It continued to hold interests in oil and gas wells but was generating very little revenue. Consequently, by 1989 the Company could no longer afford the costs associated with audited financial statements. The Company filed its Form 10-K under the Exchange Act in 1989 without including audited financial statements and continued to make 10-K filings under the Exchange Act without audited financial statements until the filing of a Form 10-KSB for the fiscal year ended May 31, 1997. During the period that the Company failed to file audited financial statements, it has also failed to comply with other reporting requirements of the Exchange Act with respect to other required reports and proxy statements. During the past two fiscal reporting periods, John W. Adair, Jalal Alghani, and Richard G. Boyce each failed to file reports on Form 4 concerning receipt of restricted stock received as compensation from the Company. During the seven months ended December 31, 2000, each of Adair, Alghani, Roberts and Boyce received 145,487 shares of stock valued at $70,000 of compensation. During the year ended May 31, 2000, each of Adair, Alghani, and Roberts received 474,090 shares of stock valued at $120,000. Also during the year ended May 31, 2000, the officers received accrued compensation in shares of stock as follows: Adair, $47,500 with 938,280 shares and each of Alghani and Roberts, $45,000 with 906,270 shares.

             ADAIR INTERNATIONAL OIL AND GAS, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31 AND MAY 31, 2000

Note  9.     Commitments  and  Contingencies  (continued)
---------------------------------------------------------


Lease  Commitments
------------------

The Company leases property and equipment under various operating leases. Aggregate minimum lease payments under existing noncapitalized long-term leases are estimated to be $517,971, $209,824, $185,899, $123,691 and $90,809 for the
years  2001-2005,  respectively.

These lease commitments include $408,654 in capitalized leases executed in March, 2001, which were attributable to the acquisition of software and hardware for Superior Geophysical, Inc.


Concentrations
--------------

The Company maintains a cash balance at a financial institution. At certain times, the Company's cash balances exceed the federally insured amounts. The Company has not experienced losses relating to its cash.

Note  10.     Subsequent  Events
--------------------------------

     On January 15, 2001, the board of directors elected to change the fiscal year end of Adair International Oil & Gas, Inc. from May to December. This was done to bring the parent Company's year end to be coincident with those of the subsidiaries.

     In February, 2001, The Company formed Superior Geophysical, Inc. (SUPERIOR), a wholly owned subsidiary. SUPERIOR is an international/domestic oil and gas exploration service company, engaged primarily to manage, design, acquire and process 2D and 3D seismic data. SUPERIOR, with a professional management team, has assembled state-of-the-art hardware and software to accomplish its goals of becoming a leader in the managing, designing, acquisition and processing 2D and 3D seismic data projects around the world. Superior's clientele will consist of major oil companies and large to small independent oil and gas exploration companies. As indicated in Note 9 above, the SUPERIOR leases are included in the gross lease commitments. Additionally, JPMorgan Chase provided a $50,000 revolving accounts receivable line to advance 75% of invoices under 90 days.

     In January, 2001, the Company entered into a comprehensive Consulting Services Agreement with Pace Global Energy Services, LLC (PACE). PACE is an energy consulting and management firm with expertise related to the production, purchase, sale, transportation, storage and consumption of energy. PACE has been engaged to conduct feasibility studies for power project development sites. The Company is in the process of developing a number of natural gas fired power plants within the continental United States. PACE's role is now expanded to providing risk, fuel, marketing, and power management services as well as the structuring of financial relationships with potential development fund lenders.

             ADAIR INTERNATIONAL OIL AND GAS, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31 AND MAY 31, 2000



NOTE  11  -  SUPPLEMENTARY  OIL  AND  GAS  INFORMATION  (UNAUDITED)
-------------------------------------------------------------------

Costs Incurred and Capitalized Costs in Oil and Gas Producing Activities are as follows:

             ADAIR INTERNATIONAL OIL AND GAS, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31 AND MAY 31, 2000



NOTE  11  -  SUPPLEMENTARY  OIL  AND  GAS  INFORMATION (UNAUDITED)
------------------------------------------------------------------

Costs Incurred and Capitalized Costs in Oil and Gas Producing Activities are as follows:


                                December 31, 2000
                                -----------------

                                         Yemen         Colombia        Total
                                       ----------     ----------     ----------
Oil and Gas Properties                 $              $3,000,000     $7,262,348
Investment in Oil and Gas
  Joint Venture                           862,348                       862,348
Geophysical Data
  And Intellectual Property             3,400,000              0      3,400,000
                                       ----------     ----------     ----------
 Capitalized costs, net                $4,262,348     $3,000,000     $7,262,348
                                       ==========     ==========     ==========


                                  May 31, 2000
                                  ------------

                                         United
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
                                       ==========     ==========     ==========

             ADAIR INTERNATIONAL OIL AND GAS, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31 AND MAY 31, 2000


NOTE  11  -  SUPPLEMENTARY  OIL  AND  GAS  INFORMATION  (UNAUDITED)  (continued)
--------------------------------------------------------------------------------

The Company incurred no costs in oil and gas property acquisitions, exploration, nor development during the past two reporting periods. There was no oil and gas depletion expense in either period.

Presented below is a summary of proved reserves of the Company's oil and gas Properties.

                                          Seven months ended December 31, 2000
                                         --------------------------------------

                                                      Colombia         Total
                                                     ---------      -----------
OIL (BARRELS)
Proved reserves:
 Beginning of year                                            0              0
 Acquisition, exploration and
  development of minerals in place                            0              0
 Revisions of previous estimates                              0              0
 Production                                                   0              0
Sales of minerals in place                                    0              0
                                                     ---------      -----------
 End of year                                                  0              0
                                                     ==========     ===========
GAS (THOUSANDS OF CUBIC FEET)
Proved reserves:
  Beginning of year                                  22,150,000     22,150,000
                                                     ---------      -----------
  Acquisition, exploration and
  Development of minerals in place                            0              0
  Revisions of previous estimates                             0              0
  Production                                                  0              0
  Sales of mineral in place                                   0              0
                                                     ---------      -----------
  End of year                                        22,150,000     22,150,000
                                                     ==========     ===========

                                                 Year  ended  May  31,  2000
                                                -------------------------------

                                                      Colombia        Total
                                                    ----------     ----------
OIL (BARRELS)
Proved reserves:
 Beginning of year                                           0              0
                                                    ----------     ----------
 Acquisition, exploration and
  development of minerals in place                           0              0
 Revisions of previous estimates                             0              0
 Production                                                  0              0
 Sales of minerals in place                                  0              0
                                                    ----------     ----------
 End of year                                                 0              0
                                                    ==========     ==========
GAS (THOUSANDS OF CUBIC FEET)
Proved reserves:
  Beginning of year                                 22,150,000     22,150,000
                                                    ----------     ----------
  Acquisition, exploration and
  Development of minerals in place                           0              0
  Revisions of previous estimates                            0              0
  Production                                                 0              0
  Sales of mineral in place                                  0              0
                                                    ----------     ----------
  End of year                                       22,150,000     22,150,000
                                                    ==========     ==========

             ADAIR INTERNATIONAL OIL AND GAS, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31 AND MAY 31, 2000


NOTE  11  -  SUPPLEMENTARY  OIL  AND  GAS  INFORMATION  (UNAUDITED)  (continued)
-----------------------------------------------------------------------

STANDARD MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS AND CHANGES THEREIN RELATING TO PROVED OIL AND GAS RESERVES

                                                     December 31, 2000
                                                     -----------------

                                                         Colombia       Total
                                                       ------------  -----------
                                                       (US Dollars)
Future cash inflows                                    $27,647,500  $27,647,500
Future production costs                                 (8,000,000)  (8,000,000)
Future development costs                                (7,500,000)  (7,500,000)
Future income tax expenses                              (4,008,675)  (4,008,675)
                                                       ------------  -----------
Future net cash flows                                    8,138,825    8,138,825
10 percent annual discount for
  estimated timing of cash flows                        (4,394,965)  (4,394,965)
                                                       -----------   ----------
Standard measure of discounted
  Future net cash flows                                $ 3,743,860   $3,743,860
                                                       ===========   ==========


                                                       May 31, 2000
                                                       ------------

                                                         Colombia       Total
                                                       ------------  -----------
                                                       (US Dollars)
Future cash inflows                                    $27,647,500  $27,647,500
Future production costs                                 (8,101,084)  (8,101,084)
Future development costs                                (7,164,680)  (7,164,680)
Future income tax expenses                              (3,714,520)  (3,714,520)
                                                       ------------  -----------
Future net cash flows                                    8,667,216    8,667,216
10 percent annual discount for
  estimated timing of cash flows                        (4,680,296)  (4,680,296)
                                                       ------------  ----------
Standard measure of discounted
  Future net cash flows                                $ 3,986,920   $3,986,920
                                                       ============  ==========

             ADAIR INTERNATIONAL OIL AND GAS, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31 AND MAY 31, 2000


NOTE  11  -  SUPPLEMENTARY  OIL  AND  GAS  INFORMATION  (UNAUDITED)  (continued)

The following are the principal sources of changes in the measure of discounted future net cash flows during the seven months ended December 31, 2000 and the fiscal year ending May 31, 2000:

                                                   December 31, 2000
                                         United
                                         States        Colombia         Total
                                       ----------    ------------   -----------
                                                     (US Dollars)
Balance at beginning of year           $        0     $ 3,986,920   $ 3,986,920
Acquisitions, discoveries and extension         0               0             0
Sales and transfers of oil and gas
  produced, net of production costs             0               0             0
Changes in estimated future
  development costs                             0        (335,320)     (335,320)
Net changes in prices, net of production
  costs                                         0               0             0
Sales of reserves in place                      0               0             0
Development costs incurred during the
  period                                        0               0             0
Changes in production rates and other           0         101,084       101,084
Revisions of previous sales estimates           0               0             0
Accretion of discount                           0         285,331       285,331
Net change in income taxes                      0        (294,155)     (294,155)
                                       ----------    ------------   -----------
Balance at end of year                 $        0     $ 3,743,860   $ 3,743,860
                                       ==========    ============   ===========

                                                     May 31, 2000
                                         United
                                         States        Colombia         Total
                                       ----------    ------------   -----------
                                                     (US Dollars)
Balance at beginning of year           $        0     $ 3,963,528   $ 3,963,528
Acquisitions, discoveries and extension         0               0             0
Sales and transfers of oil and gas
  produced, net of production costs             0               0             0
Changes in estimated future
  development costs                             0               0             0
Net changes in prices, net of production
  costs                                         0         (95,993)      (95,993)
Sales of reserves in place                      0               0             0
Development costs incurred during the
  period                                        0               0             0
Changes in production rates and other           0        (108,539)     (108,539)
Revisions of previous estimates                 0               0             0
Accretion of discount                           0               0             0
Net change in income taxes                      0         227,924       227,924
                                       ----------    ------------   -----------
Balance at end of year                 $        0     $ 3,986,920   $ 3,986,920
                                       ==========    ============   ===========