Form 10QSB
period 2001-03-31
ADAIR INTERNATIONAL OIL & GAS INC
filed 2001-05-21
CIK 355300

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

    [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                                    EXCHANGE
            ACT  OF  1934  FOR  THE  QUARTER  ENDED  MARCH 31,  2001.
                                       OR
[ ]     TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR 15(D)  OF THE SECURITIES
                             EXCHANGE  ACT  OF  1934

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

THE AGGREGATE MARKET VALUE OF COMMON STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AT MAY 4, 2001, BASED UPON THE LAST CLOSING PRICE ON THE OTCBB, WAS $24,426,622. AS OF MAY 4, 2001 THERE WERE 74,020,066 SHARES OF COMMON STOCK OUTSTANDING.

TRANSITIONAL  SMALL  BUSINESS  DISCLOSURE  FORMAT          [  ]  YES     [X]

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION
ITEM  1.     FINANCIAL  STATEMENTS.

     CONSOLIDATED  BALANCE  SHEETS
     MARCH  31,  2001  AND  DECEMBER  31,  2000                        3

     CONSOLIDATED  STATEMENTS  OF  OPERATIONS
     THREE  MONTHS  ENDED  MARCH  31,  2001  AND  FEBRUARY  28,  2000  4

     CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
     THREE  MONTHS  ENDED  MARCH  31,  2001  AND  FEBRUARY  28,  2000  5

     NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS                    6

ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
     CONDITION  AND  RESULTS  OF  OPERATIONS                           7


                           PART II - OTHER INFORMATION
ITEM  1.     LEGAL  PROCEEDINGS                                        8

ITEM  2.     CHANGES  IN  SECURITIES                                   8

ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES                        8

ITEM  4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS        8

ITEM  5.     OTHER  INFORMATION                                        8

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K                     8

                                   SIGNATURES

             ADAIR INTERNATIONAL OIL AND GAS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2001 AND DECEMBER 31, 2000

                                     ASSETS


                                                  MARCH 31      DECEMBER 31
                                                -------------
                                                    2001           2000
                                                -------------  -------------
CURRENT ASSETS:
  CASH AND CASH EQUIVALENTS                     $          -   $     30,195
  ACCOUNTS RECEIVABLE                                 12,000         36,100
  PREPAID EXPENSES                                    47,588         13,689
    TOTAL CURRENT ASSETS                              59,588         79,984
                                                -------------  -------------

PROPERTY AND EQUIPMENT:
  OIL AND GAS PROPERTIES AND EQUIPMENT
    UNDER THE FULL COST METHOD OF ACCOUNTING      10,735,726      7,262,348
  FURNITURE AND EQUIPMENT                            827,073        289,244
                                                -------------  -------------
                                                  11,562,799      7,551,592
  LESS ACCUMULATED DEPRECIATION                     (148,618)      (123,041)
                                                -------------  -------------
    NET PROPERTY AND EQUIPMENT                    11,414,181      7,428,551
                                                -------------  -------------

OTHER ASSETS:
  GEOPHYSICAL DATA AND INTELLECTUAL PROPERTY      (1,864,226)     1,583,362
  DEPOSITS AND OTHER ASSETS                           13,033          7,456
                                                -------------  -------------
    TOTAL OTHER ASSETS                            (1,851,193)     1,590,818
                                                -------------  -------------

                                                $  9,622,576   $  9,099,353
                                                =============  =============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  ACCOUNTS PAYABLE                              $    440,428   $    107,042
  CAPITALIZED LEASES PAYABLE - CURRENT PORTION  $    374,438   $      4,868
  TAXES PAYABLE                                            -          8,494
                                                -------------  -------------
          TOTAL CURRENT LIABILITIES                  814,866        120,404
                                                -------------  -------------
LONG-TERM DEBT:
  CAPITALIZED LEASES PAYABLE-LONG-TERM PORTION        11,332
COMMITMENTS AND CONTINGENCIES                              -              -
SHAREHOLDERS' EQUITY:
   COMMON STOCK, WITHOUT PAR VALUE                20,317,883     20,142,182
   ACCUMULATED DEFICIT                           (11,510,173)   (11,174,565)
                                                -------------  -------------
          TOTAL SHAREHOLDEREQUITY                  8,807,710      8,967,617
                                                -------------  -------------

                                                $  9,622,576   $  9,099,353
                                                =============  =============


          See accompanying notes to consolidated financial statements.

             ADAIR INTERNATIONAL OIL AND GAS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND FEBRUARY 2000


                                            2001        2000
                                         ----------  ----------
REVENUES:
  PROSPECT BONUS
  TECHNICAL SERVICES                       174,125
  CONSULTING FEES                           60,000
  ADMINISTRATIVE FEES AND OTHER INCOME       2,194
                                         ----------
                                           236,319           -
                                         ----------  ----------

COSTS AND EXPENSES:
  DEPRECIATION AND DEPLETION                25,577       8,856
  INTEREST EXPENSE                           6,326       2,950
  GENERAL AND ADMINISTRATIVE               540,024     457,847
                                         ----------  ----------

    TOTAL COSTS AND EXPENSES               571,927     469,653
---------------------------------------  ----------  ----------

NET INCOME (LOSS) FROM OPERATIONS         (335,608)   (469,653)
                                         ----------

OTHER INCOME (INTEREST)                          -           -
                                         ----------  ----------

NET LOSS BEFORE INCOME TAXES              (335,608)   (469,653)
                                         ----------

INCOME TAXES                                     -           -
                                         ----------  ----------

NET INCOME (LOSS)                        $(335,608)  $(469,653)
                                         ----------  ==========

NET LOSS PER COMMON SHARE:
  BASIC AND DILUTED                      $   (0.00)  $   (0.01)
                                         ----------  ----------


          See accompanying notes to consolidated financial statements.

             ADAIR INTERNATIONAL OIL AND GAS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 2001 AND FEBRUARY 28, 2000

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

                             RESULTS  OF  OPERATIONS

The following summary of the Company's financial position and results of operations should be read in conjunction with the condensed consolidated financial statements, the notes to condensed consolidated financial statements, and the Company's audited financial statements for the year ended December 31, 2000, included in the 10-KSB.

     Comparison  of the three months ending March 31, 2001 and February 28, 2000

      Revenues. In the current quarter, total revenues of $236,319 were largely the technical services fees of $174,125. This is in contrast to no revenues during the comparable period in the prior year.

     Depreciation. Depreciation expense increased from $8,856 in the prior year three month period to $25,577 in the same period of 2001. The increase was attributable to the acquisition of additional assets of two subsidiaries and their related asset carrying values.

     Interest Expense. The Company incurred $6,326 interest expense in the current period compared with $2,950 in the comparable period of the prior year.

     General and administrative Expenses. The Company experienced an increase in general and administrative expenses during the three month periods of from $457,847 to $540,023, an increase of $82,176. This increase was attributable to the general and administrative expenses of Superior Geophysical, Inc. which was formed during the quarter. The general increases were proportionate to the inclusion of the subsidiary and no major variances in general and administrative expenses were incurred.

     The net loss of ($335,608) or ($0.00) per share on revenues of $236,319 for the three months ended March 31, 2001 was in contrast to the net loss of ($469,653) or ($0.00) per shares on no revenues in the comparable period in 2000.

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

                           PART II - OTHER INFORMATION

ITEM  1.    LEGAL  PROCEEDINGS

Reference  is  made  to  Part  I,  Item  3,  Legal Proceedings on page 15 of the
Company's  Annual  Report  on  Form 10-KSB for the year ended December 31, 2000.

ITEM  2.     CHANGES  IN  SECURITIES

During the quarter 581,280 shares were issued in lieu of cash for salaries and other expenses totaling $175,701.

ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES

             None.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

Reference is made to Part I, Item 4, Submission of Matters to a Vote of Security Holders on page 16 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.


ITEM  5.     OTHER  INFORMATION

             None.

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

             None.

     (B)     REPORTS  ON  FORM  8-K

             None.


                                   SIGNATURES

In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 21, 2001.

                              ADAIR  INTERNATIONAL  OIL  AND  GAS,  INC.

                                   /s/  Jalal  Alghani
                                   ------------------------------
                                   Jalal  Alghani
                                   Chief  Financial  Officer