Form 10QSB/A
period 2001-03-31
ADAIR INTERNATIONAL OIL & GAS INC
filed 2001-06-08
CIK 355300

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

             ADAIR INTERNATIONAL OIL AND GAS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        For the three months ended March 31, 2001 and February 28, 2000


                                                     2001        2000
                                                  ----------  ----------
Cash flows from operating activities:             $(335,608)  $(469,653)
Net income (loss)
Adjustments to reconcile net income to net cash
   used by operating activities:
   Depreciation and depletion                        25,577      16,956
   Issuance of stock for expenses                   175,701     409,650
   Changes in assets and liabilities                309,516    (273,273)
                                                  ----------  ----------
         Total adjustments                          510,794     153,333
                                                  ----------  ----------
      Net cash provided by operating activities     175,186    (316,320)
                                                  ----------  ----------

Cash flows used in investing activities:
   Purchase of property and equipment and
      Net cash used in investing activities        (251,711)          -
                                                  ----------  ----------

Cash flows from financing activities:
   (Decrease) in long-term debt                     (93,670)
   Increase in long-term debt                       140,000      50,974
   Common shares issued for cash                          -     322,744
                                                  ----------  ----------
      Net cash provided by financing activities      46,330     373,718
                                                  ----------  ----------

Net change in cash and cash equivalents             (30,195)     57,398
Cash and cash equivalents:
   Beginning of the period                           30,195      27,249
                                                  ----------  ----------
   End of the period                              $       -   $  84,647
                                                  ==========  ==========

Supplemental disclosures of cash flow
   Cash paid during the period for interest       $   6,326
                                                  ==========  ==========

          See accompanying notes to consolidated financial statements.

             ADAIR INTERNATIONAL OIL AND GAS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 2001 AND FEBRUARY 28, 2000

Note  1.     Organization and Business
--------------------------------------

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


ITEM  5.     OTHER  INFORMATION

             None.

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

             None.

     (B)     REPORTS  ON  FORM  8-K

             None.


                                   SIGNATURES


In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 8, 2001.


                              ADAIR  INTERNATIONAL  OIL  AND  GAS,  INC.

                                   /s/  Jalal  Alghani
                                   ------------------------------
                                   Jalal  Alghani
                                   Chief  Financial  Officer