Form 10QSB
period 2001-06-30
ADAIR INTERNATIONAL OIL & GAS INC
filed 2001-08-20
CIK 355300

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

    [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                    EXCHANGE
            ACT  OF  1934  FOR  THE  QUARTER  ENDED  JUNE 30, 2001.
                                       OR
    [ ] TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR 15(d)  OF THE SECURITIES
                             EXCHANGE  ACT  OF  1934

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

The aggregate market value of Common Stock held by non-affiliates of the registrant at August 13, 2001, based upon the last closing price on the OTCBB, was $11,098,877. As of August 13, 2001 there were 85,314,435 shares of Common Stock outstanding.

Transitional  Small  Business  Disclosure  Format          [ ]  Yes     [X]

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

Item  1.     Financial  Statements.

             Consolidated  Balance  Sheets
             June  30,  2001  and  December  31,  2000  . . . . . . . . . . .  3

             Consolidated  Statements  of  Operations
             Six  Months  Ended  June 30, 2001 and May 31, 2000 . . . . . . .  4

             Consolidated  Statements  of  Cash  Flows
             Three and Six Months Ended June 30, 2001 and May 31, 2000 . . .   5

             Notes  to  Consolidated  Financial  Statements . . . . . . . . .  6

Item  2.     Management's  Discussion  and  Analysis  of  Financial
             Condition  and  Results  of  Operations  . . . . . . . . . . . .  7


                           PART II - OTHER INFORMATION

Item  1.     Legal  Proceedings . . . . . . . . . . . . . . . . . . . . . . .  8

Item  2.     Changes  in  Securities  . . . . . . . . . . . . . . . . . . . .  8

Item  3.     Defaults  Upon  Senior  Securities . . . . . . . . . . . . . . .  8

Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders  . .  8

Item  5.     Other  Information . . . . . . . . . . . . . . . . . . . . . . .  8

Item  6.     Exhibits  and  Reports  on  Form  8-K  . . . . . . . . . . . . .  8

                                   SIGNATURES

             ADAIR INTERNATIONAL OIL AND GAS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       June 30, 2001 and December 31, 2000

                                     Assets


                                                 June 30      December 31
                                                  2001           2000
                                              -------------  -------------
Current assets:
  Cash and cash equivalents                   $      1,481   $     30,195
  Accounts receivable                               35,307         36,100
  Prepaid expenses                                       -         13,689
                                              -------------  -------------
    Total current assets                            36,788         79,984
                                              -------------  -------------
Investments:
  Securities account - pledged                     844,286
                                              -------------  -------------
Property and equipment:
  Oil and gas properties and equipment
    under the full cost method of accounting     7,618,908      7,262,348
  Furniture and equipment                          832,643        289,244
                                              -------------  -------------
                                                 8,451,551      7,551,592
  Less accumulated depreciation                   (178,868)      (123,041)
                                              -------------  -------------
    Net property and equipment                   8,272,683      7,428,551
                                              -------------  -------------
Other assets:
  Geophysical data and intellectual property     1,583,362      1,583,362
  Deposits and other assets                         13,034          7,456
                                              -------------  -------------
    Total other assets                           1,596,396      1,590,818
                                              -------------  -------------

                                              $ 10,750,153   $  9,099,353
                                              =============  =============

                      Liabilities and Shareholders' Equity

Current liabilities:
  Capitalized leases - current portion        $     34,245   $      4,868
  Accounts payable                                 733,103        107,042
  Accrued expenses                                 161,000              -
  Deposits                                          70,000              -
  Taxes payable                                     27,853          8,494
                                              -------------  -------------
          Total current liabilities              1,026,201        120,404
                                              -------------  -------------
Long-term debt and capitalized leases --
  Less current maturities                          341,363         11,332
Commitments and contingencies                            -              -
Shareholders' equity:
   Common stock, without par value              21,670,975     20,142,182
   Accumulated deficit                         (12,288,386)   (11,174,565)
                                              -------------  -------------
          Total shareholder's equity             9,382,589      8,967,617
                                              -------------  -------------

                                              $ 10,750,153   $  9,099,353
                                              =============  =============

See  accompanying  notes  to  consolidated  financial  statements.

                      ADAIR INTERNATIONAL OIL AND GAS, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the three and six months ended June 30, 2001 and May 31, 2000


                                   Three Months     Three Months     Six Months       Six Months
                                      Ending           Ending          Ending           Ending
                                   June 30, 2001    May 31 2000     June 30, 2001    May 31, 2000
                                  ---------------  --------------  ---------------  --------------
Revenues:
  Technical services              $      179,872   $           -   $      353,997   $           -
  Consulting fees                         36,000          62,443           96,000          62,443
  Administrative and other fees            1,757               -            3,951               -
                                  ---------------  --------------  ---------------  --------------
                                         217,629          62,443          453,948          62,443
                                  ---------------  --------------  ---------------  --------------

Costs and expenses:
  Depreciation and depletion              30,250            (176)          55,827           8,680
  Interest expense                        13,783               -           20,109           2,950
  General and Administrative             955,194         619,131        1,495,218       1,076,978
                                  ---------------  --------------  ---------------  --------------

    Total costs and expenses             999,227         618,955        1,571,154       1,088,608
--------------------------------  ---------------  --------------  ---------------  --------------

Net loss from operations                (781,598)       (556,512)      (1,117,206)     (1,026,165)

Other income (interest)                    3,386               -            3,386               -
                                  ---------------  --------------  ---------------  --------------

Net loss before income taxes            (778,212)       (556,512)      (1,113,820)     (1,026,165)
                                  ---------------

Income taxes                                   -               -                -               -
                                  ---------------  --------------  ---------------  --------------

Net income (loss)                 $     (778,212)  $    (556,512)  $   (1,113,820)  $  (1,026,165)
                                  ===============  ==============  ===============  ==============

Net loss per common share:
  Basic and diluted               $        (0.01)  $       (0.01)  $        (0.01)  $       (0.02)
                                  ---------------  --------------  ---------------  --------------

See  accompanying  notes  to  financial  statements.

                      ADAIR INTERNATIONAL OIL AND GAS, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                     For the six months ended June 30, 2001 and May 31, 2000

                                                                2001            2000
                                                       -------------------  -------------------

Cash flows from operating activities:
Net income (loss)                                      $       (1,113,820)  $       (1,026,165)
Adjustments to reconcile net income to net cash
  used by operating activities:
  Depreciation                                                     55,827                8,680
  Issuance of stock for expenses                                  177,751              474,859
  Changes in assets and liabilities:
    (Increase) decrease in accounts receivable                        793              (24,000)
    Decrease in prepaid expenses                                   13,689                    -
    (Increase) in deposits                                        (12,079)
    Increase in deposits                                           (5,578)
    Increase in current portion capitalized leases                 29,377
    Increase in accounts payable                                  626,061                    -
    Increase in accrued expenses                                  161,000
    Increase in customer deposits                                  70,000
    Increase in payroll taxes payable                              19,359                    -
                                                       -------------------  -------------------
    Net cash provided-operating activities                      1,148,279              447,460
                                                       -------------------  -------------------
    Net cash used in operating activities                          34,459             (578,705)
                                                       -------------------  -------------------

Cash flows used in investing activities:
  Investment in oil and gas properties                           (356,560)
  Purchase of furniture and equipment                            (543,400)            (304,153)
                                                       -------------------  -------------------
    Net cash provided (used) by investing activities             (899,960)            (304,153)
                                                       -------------------  -------------------

Cash flows from financing activities:
  Purchase of pledged investment account                         (844,286)
  Increase in long term debt                                      330,031
  (Decrease) in note payable                                            -              (31,767)
  Common shares issued for cash                                 1,351,042              902,230
                                                       -------------------  -------------------
    Net cash provided by financing activities                     836,787              870,463
                                                       -------------------  -------------------

Net change in cash equivalents                                    (28,714)             (12,395)
Cash and cash equivalents:
  Beginning of the period                                          30,195               27,249
                                                       -------------------  -------------------
  End of the period                                    $            1,481   $           14,854
                                                       ===================  ===================

Supplemental disclosures of cash flow
  Cash paid during the period for interest             $           13,783   $            2,950
                                                       ===================  ===================

See  accompanying  notes  to  consolidated  financial  statements.

             ADAIR INTERNATIONAL OIL AND GAS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         JUNE 30, 2001 AND MAY 31, 2000

Note  1.     Organization  and  Business
----------------------------------------

Organization -- Adair International Oil and Gas, Inc., (formerly Roberts Oil and Gas, Inc.)("the Company") was incorporated under the laws of the state of Texas on November 7, 1980. On June 16, 1997, a 51% interest in the Company's outstanding common stock was acquired by Adair Oil and Gas International of Canada, a Bahamian Corporation, and the Company name was changed to Adair International Oil and Gas, Inc. The 51% common stock of Adair Oil and Gas International of Canada was subsequently reissued to the individual shareholders. Since inception the Company's primary purpose has been the exploration, development and production of oil and gas properties in the United States. During the year ended May 31, 1997, as described in Note 2, the Company acquired properties located in Colombia. During the year ended May 31, 1999, the Company has changed its focus to the development of natural gas fired power generation projects. Effective February 1, 2000, the Company acquired all of the outstanding stock of Partners In Exploration, Inc. (PIE). The acquisition provided "state of the art" 3-D seismic work stations and technical support not previously available in house. With this acquisition the Company broadened its basic objectives to include exploration, evaluation of producing properties for potential acquisition, and the technical evaluation of oil and gas properties.

Note  2.     Basis of Presentation
----------------------------------

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

ADAIR International Oil & Gas, Inc. and its affiliated companies are a dynamic and growing Energy Company. The Company's business plan strategy is to participate in three sectors of the energy industry, oil and gas exploration and production, power plant development, acquisition, ownership, operation of power generation facilities and sale of electricity. Major power projects and major oil and gas exploration and productions require long term planning and implementation process. The Teayawa Energy Center located on Native American Lands in Southern California is progressing in a timely manner. The major remaining issues are pending final approval by government agencies in Southern California. The final permit approval is scheduled to be around the first (1st) quarter of 2002. The Teayawa Energy Center (TEC) Site Development Agreement, dated November 30, 1999, provides for the payment of a development fee of $1,000,000 payable in two installments: $500,000 at the financial closing estimated to occur in first (1st) quarter, 2002 and $500,000 upon the commercial operation date estimated to occur in quarter two, 2003. The Company receives $12,000 per month consulting fee until the commercial commissioning of the project. Additionally, the Agreement provides for a royalty payable to the Company on the basis of a sliding scale between three (3%) percent and four (4%) percent of the earnings before interest, taxes, depreciation, and amortization for a period of 20 years. The company also has the option, exercisable at or before financial closing, to purchase up to twenty (20%) percent of the output of the plant under a long-term power sales agreement. The purchase price of this power shall be negotiated at a discount to prevailing market prices and shall approximate the fuel, operations and maintenance, financing and management expenses for the project. The Company may assign its rights to the power sales agreement and is subject to a right of first refusal in favor of Calpine. While the value of this option is difficult to assess at this point in time, management believes that the impact will be substantial owing to the fact that the output of the plant will maintain both a base load sales opportunity and peak generating capacity that can be sold as Merchant power at spot market prices. Eighteen (18) additional Native American sites have been identified and have been under assessment and the company is evolving it's site development strategy to include securing the necessary permits required to greatly enhance the valve of it's sites. Adair Power, LLC. is a wholly owned subsidiary of Adair International Oil & Gas, Inc. (AIGI) and is currently reviewing a development Loan Agreement to fund the development of the eighteen (18) natural gas fired powered plant sites located within the Continental United States which will lead to a potential growth of the company in the energy sector of the US market.


Adair Yemen Exploration, Ltd. a wholly owned subsidiary of AIGI owns a 30% working interest in Block 20, Republic of Yemen. We have designed an aggressive exploration work program, which currently is the largest 3D seismic program in Yemen (approximately 545 square kilometers), and drilling of six (6) exploratory wells. Fifty (50%) percent of the 3D seismic program have been completed by Western Geco and we are targeting our first well to be drilled in the first
(1st)  quarter  of  2002.

The contractor group working interests in the block are ADAIR thirty (30%) percent, OCCIDENTAL fifty (50%) percent and SABA twenty (20%) percent. The working interests as a group are subject to a five (5%) percent-carried interest held by YEMEN Company for Investments in Oil and Minerals (YICOM) in the concession area.

On February 13, 2001 we announced the formation of SUPERIOR GEOPHYSICAL, INC. SUPERIOR is an international and domestic oil and gas exploration service company, engaged primarily to manage, design, acquire and process 2D and 3D seismic data. Superior Geophysical, with a professional management team, has assembled state-of-the-art hardware and software to accomplish its goals of becoming a leader in the managing, designing, acquiring and processing of 2D and 3D seismic data projects around the world. Superior's clientele consist of major oil companies and large to small independent oil and gas exploration companies. CHASE Bank of Texas, provided the financing to ADAIR for SUPERIOR. For the third
(3rd) quarter of 2002 SUPERIOR Geophysical is projected to show positive revenue.

On June 22, 2001 we announced the appointment of Mr. Peter H. Wilkinson to ADAIR'S advisory board. Mr. Wilkinson will be instrumental in the Company's growth while acting as a Consulting Geologist and Project Leader both domestically and internationally. He will be especially instrumental in ADAIR'S Block 20, Republic of Yemen Operations in which ADAIR currently owns a thirty (30%) percent working interest. Mr. Wilkinson graduated with a Masters Degree in Geology in 1983 from the University of Georgia after receiving a Bachelors Degree in Geology in 1980 from the State University of New York (SUNY). Mr. Wilkinson has eighteen (18) years experience with TEXACO as a Petroleum Geologist in varied exploration and production assignments in the world and Yemen.

On July 2, 2001, we announced the formation of ADAIR Engineering and Construction, Inc. (a wholly owned subsidiary of ADAIR International Oil & Gas, Inc.). ADAIR is in a joint venture with ARKEL Sugar, Inc. to develop a co-generation/sugar refinery in the Aden Free Port Zone, Republic of Yemen. ADAIR/ARKEL are scheduled to construct the plant as well as other co-generation sites currently under development with ARKEL allowing ADAIR to expand and form the engineering and construction subsidiary. In addition, Mr. Richard E. Heien has joined ADAIR as President of Adair Power, LLC. Mr. Heien, is an engineer by education with over 30 years of Senior Management experience. He previously served as the Chief Executive Officer of Northern Engineering and Vice President of ENRON Engineering and Construction. He has participated in the development and construction of 5,500 Megawatt (MW) of independent power projects. He brings tremendous expertise and experience as ADAIR goes forward in developing its power projects. He has also developed approximately $800 million of oil and gas third party contracts. ADAIR also utilizes PACE Energy Services as a Consultant for natural gas fired power development.

On  July  10, 2001, ADAIR announced the establishment of the YEMEN Sugar Company
(YSC) which will construct and own a sugar refinery/co-generation plant in Yemen. ADAIR signed a memorandum of understanding with ARKEL and FAHEM & Company which provides that ADAIR will own 50%, ARKEL will own 10%, and FAHEM & CO will own 40% of YSC. The agreement states that ADAIR & ARKEL will provide project loan financing through the International Financing Corporation (IFC) which is part of the World Bank. Overseas Private Investment Bank Corporation (OPIC), Arab Trade Bank, UAE and JP Morgan Chase have the Loan Investment proposal which is under review by all parties. The local partners will provide equity financing for the project. Additionally, YSC will award the EPC contract to Adair/Arkel Construction & Management Company to perform Engineering, Procurement and Construction of the project. YSC will also award the Operations and Management Contract to Adair/Arkel Construction & Management Company to provide operations management services to YSC after completion of the EPC. To expedite the successful completion of the project, the Aden Free Zone has agreed to provide local engineering assistance at no cost so that Adair/Arkel can have their expert engineers on the project site by September 1, 2001.

The Plant is now projected to have a construction cost of approximately $71 Million USD and to be completed in eighteen months from the start of construction. ARKEL is an internationally known and world-renown engineering and construction company that has built co-generation facilities combining power generation with sugar refineries. ARKEL has constructed a large number of plants in Egypt, Kenya, Ivory Coast, and Sudan as well as in Texas, Florida and elsewhere within the United States. The project has been submitted to and reviewed by the Export-Import Bank of the United States in addition to the IFC, OPIC, Arab Trade Bank, UAE and JP Morgan Chase.

The feasibility study prepared by ARKEL for ADAIR, shows that the project has the capability to pay all production costs and debt service and maintain a healthy positive cash flow that increases as debt payments are made. The study shows the first full year will net cash flow $1,628,008 USD after repaying the working capital loan plus interest of $3,887,897 USD. The following year net cash flow increases from approximately $6 Million USD to $15 Million USD after retirement of debt.

Power projects and major exploration programs are, by nature, long term, and require time and capital to develop in the same manner that projects and major industry partners were brought to the Company in the year 2000. Management has been vigorously positioning itself to acquire the financing to execute the total business plan. We are confident that the rest of the year 2001 and 2002 will see the acquisition of all elements to attain the company's goals, including the acquisition of domestic cash producing oil and gas properties with upside infield drilling potential.

                             RESULTS  OF  OPERATIONS

The following summary of the Company's financial position and results of operations should be read in conjunction with the condensed consolidated financial statements, the notes to condensed consolidated financial statements, and the Company's audited financial statements for the period ended December 31, 2000, included in the 10-KSB.

       Comparison of the six months ending June 30, 2001 and May 31, 2000

      Revenues. In the current six month period, revenues increased $453,948 over the same period in the comparable period during the previous year.

     Depreciation. Depreciation expense increased from $8,680 in the prior year six month period to $55,827 in the same period of 2001. The increase was attributable to the acquisition of additional assets of two subsidiaries and their related asset carrying values.

     Interest Expense. The Company incurred $20,109 in interest expense in the current reporting period compared with $2,950 in the comparable period of the prior year. The increase, totaling $17,159, is a result of the capitalization of leases and other financing relating to the newly formed Superior Geophysical, Inc. which incurred $14,327 of current year interest expense.

     General and administrative Expenses. The Company experienced an increase in general and administrative expenses during the comparable six-month periods from $1,076,978 to $1,495,218, an increase of $418,240. This increase is largely attributable to the addition of Superior Geophysical, Inc. which had $244,070 in start up cost, general and administrative expenses, exclusive of interest and depreciation. The balance of the increase was due to the addition of personnel developing existing and new projects.

     The net loss of $1,113,820 or $0.01 per share on revenues of $453,948 for the six months ended June 30, 2001 was approximately the same as the $1,026,653 or $0.02 per shares on $62,443 in revenues in the comparable period in 2000.

     LIQUIDITY  AND  CAPITAL  RESOURCES

The Company expects that its existing cash reserves, cash flows from operations, partial project farmins, and financing, if available, will be sufficient to cover the Company's cash requirements for the next year. However, there can be no assurance that these sources of cash will cover those requirements.

                           PART II - OTHER INFORMATION

ITEM  1.    LEGAL  PROCEEDINGS

Steven R. Hill v. Adair International Oil & Gas, Inc.

     The Company was named as a defendant in the matter of Steven R. Hill v. Adair International Oil & Gas, Inc., 2000-10286, 129th Judicial District Court, Harris County, Texas. The plaintiff is claiming damages resulting from breach of an alleged contract between the plaintiff and the Company. The Plaintiff seeks damages of $13,942.00 attorney's fees, pre-judgement and post-judgement interest and 692,000 shares of stock in the Company or equivalent value in cash. Little discovery has been conducted to date. The Company believes it has viable defenses to the plaintiff's claims and that the likelihood of an unfavorable outcome is low. The Company intends to present a vigourous and aggressive defense to this litigation.

Occidental Yemen Sabtain, Inc. and Saba Yemen Oil Company v. Adair Yemen Exploration, Ltd.

     Adair Yemen Exploration, Ltd. (a wholly owned subsidiary of the company), was named as the Respondent in the matter of Occidental Yemen Sabatain, Inc. ('OXY") and Saba Yemen Oil Company Ltd. ("SABA") v. Adair Yemen Exploration, Ltd. ("AYEL") in a Request for Arbitration filed with the International Chamber of Commerce in Paris, France on July 10, 2001. The Claimants, OXY and SABA, are claiming that AYEL breached various agreements to which OXY, SABA and AYEL are parties. AYEL's Response is due September 24, 2001. When it files its Response, AYEL and the Company intend to present a vigorous defense and present counter-claims against OXY and SABA for their breaches of the agreements in dispute. Additionally, the Company and AYEL anticipate raising cross-claims against the Ministry of Oil and Mineral Resources ("MOMR") for its various violations of Yemen Law and agreements between AYEL and The Ministry. Although the arbitration is in a preliminary stage, the Company believes that AYEL has viable defense to the Claimants's claims, that the likelihood of an unfavorable outcome is low and that AYEL may obtain damages for Claimant's and the Ministry's violations of AYEL's legal and contractual rights.


ITEM  2.     CHANGES  IN  SECURITIES

During the current quarter 205,273 shares were issued in lieu of cash for salaries and other expenses totaling $49,250. In addition, 3,967,454 shares were issued for cash totaling $848,040.

ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES

             None.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     The regular annual meeting of shareholders was held on June 15, 2001, at which time the following persons were elected directors: Mr. Richard G. Boyce resigned at the shareholder's meeting of June 15, 2001.

                     Name                    Votes                for
                     ----                    ----------           ------
                     John  W.  Adair         56,879,519           96.71%
                     Jalal  Alghani          56,786,685           96.55%
                     Richard G. Boyce        46,615,198           79.25%

At the same annual meeting a proposal to amend the Company's restated Certificate of Incorporation to increase the authorized number of shares of common Stock to 50,000,000 shares was approved. The vote was 51,308,220 for the proposal with the shares representing 87.23% of the total affirmative vote of the majority shares of Common stock, present in person or represented by proxy, entitled to vote.

ITEM  5.     OTHER  INFORMATION

             None.

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

             None.

 (B)   REPORTS  ON  FORM  8-K

             None.

                                   SIGNATURES

In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized, on August 20, 2001.

                                ADAIR INTERNATIONAL OIL AND GAS, INC.

                                   /s/  Jalal  Alghani
                                   ------------------------------
                                   Jalal  Alghani
                                   Chief  Financial  Officer