Form 10QSB
period 2001-09-30
ADAIR INTERNATIONAL OIL & GAS INC
filed 2001-11-14
CIK 355300

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 2001.

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



    The aggregate market value of Common Stock held by non-affiliates of the registrant at November 9, 2001, based upon the last closing price on the OTCBB, was $8,859,376.  As of November 9, 2001 there were 88,593,762 shares of Common
                               Stock outstanding.

      Transitional Small Business Disclosure Format:   [ ] Yes   [X] No

                                TABLE OF CONTENTS


          PART  I  -  FINANCIAL  INFORMATION

Item  1.  Financial  Statements.

          Consolidated  Balance  Sheet
          September  30,  2001  and  December  31,  2000. . . . . . . . . . .  3

          Consolidated  Statement  of  Operations
          Three and Nine Months Ended September 30, 2001 and August 31, 2000.  4

          Consolidated  Statement  of  Cash  Flows
          Nine Months Ended September 30, 2001 and August 31, 2000. . . . . .  5

          Notes  to  Consolidated  Financial  Statements. . . . . . . . . . .  6

Item  2.  Management's  Discussion  and  Analysis  of  Financial
          Condition  and  Results  of  Operations . . . . . . . . . . . . . .  7


          PART  II  -  OTHER  INFORMATION

Item  1.  Legal  Proceedings. . . . . . . . . . . . . . . . . . . . . . . . .  9

Item  2.  Changes  in  Securities . . . . . . . . . . . . . . . . . . . . . .  9

Item  3.  Defaults  Upon  Senior  Securities. . . . . . . . . . . . . . . . .  9

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders . . . .  9

Item  5.  Other  Information. . . . . . . . . . . . . . . . . . . . . . . . .  9

Item  6.  Exhibits  and  Reports  on  Form  8-K . . . . . . . . . . . . . . .  9

          SIGNATURES

             ADAIR INTERNATIONAL OIL AND GAS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                    September 30, 2001 and December 31, 2000
                                  (Unaudited)

                                              September 30    December 31
                                                  2001           2000
                Assets                        -------------  -------------
Current assets:
  Cash and cash equivalents                   $      2,083   $     30,195
  Accounts receivable                                    -         36,100
  Prepaid expenses                                  52,700         13,689
                                              -------------  -------------
    Total current assets                            54,783         79,984
                                              -------------  -------------
Investments:
  Securities account - pledged                     851,338              -

Property and equipment:
  Oil and gas properties and equipment
    under the full cost method of accounting     7,794,444      7,262,348
  Furniture and equipment                          832,643        289,244
                                              -------------  -------------
                                                 8,627,087      7,551,592
  Less accumulated depreciation                   (202,382)      (123,041)
                                              -------------  -------------
    Net property and equipment                   8,424,705      7,428,551
                                              -------------  -------------
Other assets:
  Geophysical data and intellectual property     1,578,208      1,583,362
  Deposits and other assets                             -           7,456
                                              -------------  -------------
    Total other assets                           1,578,208      1,590,818
                                              -------------  -------------
                                              $ 10,909,034   $  9,099,353
                                              =============  =============

      Liabilities and Shareholders' Equity

Current liabilities:
  Capitalized leases - current portion        $     34,245   $      4,868
  Accounts payable                                 439,087        107,042
  Taxes payable                                     89,213          8,494
                                              -------------  -------------
          Total current liabilities                562,545        120,404
                                              -------------  -------------
Long-term debt and capitalized leases --
  Less current maturities                          332,054         11,332
Commitments and contingencies                            -              -

Shareholders' equity:
   Common stock, without par value              22,352,423     20,142,182
   Accumulated deficit                         (12,337,988)   (11,174,565)
                                              -------------  -------------
          Total shareholders' equity            10,014,435      8,967,617
                                              -------------  -------------
                                              $ 10,909,034   $  9,099,353
                                              =============  =============

          See accompanying notes to consolidated financial statements.

             ADAIR INTERNATIONAL OIL AND GAS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
   For the three and nine months ended September 30, 2001 and August 31, 2000
                                  (Unaudited)

                                  Three Months     Three Months    Nine Months      Nine Months
                                  Ending           Ending          Ending           Ending
                                  September 30     August 31       September 30     August 31
                                  2001             2000            2001             2000
                                  ---------------  --------------  ---------------  -------------
Revenues:
  Technical services                $      80,872     $    29,928     $    434,869       $ 29,928
  Consulting fees                          36,000          36,000          132,000         98,443
  Other                                   190,625               -          194,576              -
                                  ---------------  --------------  ---------------  -------------
                                          307,497          65,928          761,445        128,371
                                  ---------------  --------------  ---------------  -------------

Costs and expenses:
  Depreciation and depletion               23,514          10,919           79,341         19,599
  Interest expense                         15,108               -           35,217          2,950
  General and Administrative              246,550         492,237        1,741,768      1,569,215
  Other                                    78,980               -           78,980              -
                                  ---------------  --------------  ---------------  -------------
    Total costs and expenses              364,152         503,156        1,935,306      1,591,764
                                  ---------------  --------------  ---------------  -------------

Net loss from operations                (56,655)        (437,228)      (1,173,861)    (1,463,393)

Interest income                            7,053               -           10,439               -
                                  ---------------  --------------  --------------  --------------

Net loss before income taxes             (49,602)       (437,228)      (1,163,422)    (1,463,393)
                                  ---------------  --------------  ---------------  -------------
Income taxes                                    -               -                -              -
                                  ---------------  --------------  ---------------  -------------

Net loss                          $      (49,602)  $    (437,228)  $   (1,163,422)  $ (1,463,393)
                                  ===============  ==============  ===============  =============
Net loss per common share:
  Basic and diluted               $        (0.00)  $       (0.01)  $       (0.01)  $       (0.02)
                                  ---------------  --------------  ---------------  -------------

                See accompanying notes to financial statements.

                      ADAIR INTERNATIONAL OIL AND GAS, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENT OF CASH FLOWS
                    For the nine months ended September 30, 2001 and August 31, 2000
                                  (Unaudited)

                                                              2001                 2000
                                                       -------------------  -------------------
Cash flows from operating activities:
  Net loss                                              $      (1,163,422)   $      (1,463,393)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation                                                     79,341               90,724
   Issuance of stock for expenses                                  551,501            1,037,101
   Changes in assets and liabilities:
    (Increase) decrease in accounts receivable                      36,100             (12,000)
    (Increase) in prepaid expenses and other assets               (26,402)             (34,746)
    Increase in current portion capitalized leases                  29,377                    -
    Increase in accounts payable                                   332,045              114,180
    Decrease in accrued liabilities                                      -            (295,123)
    Increase in payroll taxes payable                               80,719               36,815
                                                       -------------------  -------------------
    Net cash used in operating activities                         (80,741)            (526,442)
                                                       -------------------  -------------------

Cash flows used in investing activities:
  Investment in oil and gas properties                           (532,096)            (146,509)
  Purchase of furniture and equipment                            (543,399)            (244,924)
                                                       -------------------  -------------------
    Net cash used in investing activities                      (1,075,495)            (391,433)
                                                       -------------------  -------------------

Cash flows used in investing activities:
  Investment in oil and gas properties                           (532,096)            (146,509)
  Purchase of pledged investment account                         (851,338)                   -
  Purchase of furniture and equipment                            (543,399)            (244,924)
                                                       -------------------  -------------------
  Net cash used in investing activities                        (1,926,833)            (391,433)
                                                       -------------------  -------------------

Cash flows from financing activities:
  Net borrowings under credit agreements                           320,722             (31,767)
  Proceeds from issuances of common stock                        1,658,740             957,278
                                                       -------------------  -------------------
    Net cash provided by financing activities                    1,979,462             925,511
                                                       -------------------  -------------------

Net change in cash equivalents                                    (28,112)                7,636

Cash and cash equivalents:
     Beginning of the period                                        30,195               27,249
                                                       -------------------  -------------------
     End of the period                                  $            2,083   $           34,885
                                                       ===================  ===================

See accompanying notes to consolidated financial statements.

             ADAIR INTERNATIONAL OIL AND GAS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001


Note  1.  Organization  and  Business
-------------------------------------

Adair International Oil and Gas, Inc., (formerly Roberts Oil and Gas, Inc.)("the Company") was incorporated under the laws of the state of Texas on November 7, 1980. The Company's wholly-owned subsidiaries include: Adair Engineering and Construction, Inc., Adair Power Co. LLC, Superior Geophysical Inc., Adair Exploration Inc. (all Texas corporations), and Adair Yemen Exploration Ltd. (a Bahamian corporation).

ADAIR International Oil & Gas, Inc. and its affiliated companies are a dynamic and growing energy company. The Company's business plan strategy is to participate in three sectors of the energy industry: 1) Oil and gas exploration and production, 2) power plant development, acquisition, ownership, operation of power generation facilities, and 3) sale of electricity.


Note  2.  Basis  of  Presentation
---------------------------------

The consolidated financial statements included herein have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting. Accordingly, these statements reflect all adjustments (consisting only of normal recurring entries) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the period ended December 31, 2000. The company changed its fiscal year end to December 31st from May 31st as of December 31st 2000.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Actual  results  could  differ  from  those  estimates.

Certain reclassifications have been made to prior year amounts to conform with the current year presentation.


Note  3.  Litigation
--------------------

The Company is a party to various claims and litigation, the significant items of which were discussed in the Company's annual report on Form 10-KSB. Presented below is a discussion of any significant changes during the quarter ended September 30, 2001. Although no assurances can be given, the Company believes, based on its experience to date, that the ultimate resolution of such items, individually or in the aggregate, will not have a material adverse impact on the Company's financial position or results of operations.

Steven  R.  Hill  v.  Adair  International  Oil  &  Gas,  Inc.

The Company was named as a defendant in the matter of Steven R. Hill v. Adair International Oil & Gas, Inc., 200-10286. 129th Judicial District Court, Harris County, Texas. This lawsuit has been settled on confidential terms.

Occidental Yemen Sabtain, Inc. and Saba Yemen Oil Company v. Adair Yemen Exploration, Ltd.

Adair Yemen Exploration, Ltd. (a wholly owned subsidiary of the company), was named as the Respondent in the matter of Occidental Yemen Sabatain, Inc. ('OXY") and Saba Yemen Oil Company Ltd. ("SABA") v. Adair Yemen Exploration, Ltd. ("AYEL") in a Request for Arbitration filed with the International Chamber of Commerce in Paris, France on July 10, 2001. The Claimants, OXY and SABA, are claiming that AYEL breached various agreements to which OXY, SABA and AYEL are parties. AYEL responded to the Request for Arbitration and presentecd a vigorous defense and presented counter-claims against OXY and SABA for their breaches of the agreements in dispute. Additionally, the Company and AYEL anticipate raising cross-claims against the Ministry of Oil and Mineral Resources ("MOMR") for its various violations of Yemen Law and agreements between AYEL and The Ministry. Although the arbitration is in a preliminary stage, the Company believes that AYEL has viable defense to the Claimants's claims, that the likelihood of an unfavorable outcome is low and that AYEL may obtain damages for Claimant's and the Ministry's violations of AYEL's legal and contractual rights.

Adair Exploration, Inc. and Adair Yemen Exploration, Ltd. v. Occidental Oil and Gas Corporation, Richard G. Boyce, Gene L. Ackerman, and David C. Crandall. Adair's wholly owned subsidiaries, Adair Exploration, Inc. (``AEI'') and Adair Yemen Exploration, Limited (``AYEL'') filed a lawsuit in a Texas State District Court in Houston, Texas against Occidental Oil and Gas Corporation (``Occidental''), and several former employees: Richard G. Boyce, Gene L. Ackerman, and David C. Crandall. The lawsuit alleges that breaches of fiduciary duties and usurpation of corporate opportunities as well as other civil wrongs were committed by the former employees. Additionally, Occidental allegedly conspired with them to harm AEI and AYEL. The former employees were involved in AYEL's participation in an extremely valuable oil and gas concession known as Block 20 in the Republic of Yemen, consisting of the right and obligation to explore and develop oil and gas in some 500,000 acres. The concession has the potential for discovery and production of hundreds of millions of barrels of oil. A different Occidental subsidiary has initiated an arbitration in Paris, France regarding Block 20. The lawsuit alleges that the former employees attempted to take advantage of opportunities for their own benefit in Yemen instead of for the benefit of the company as they should have been doing. Additionally, the lawsuit alleges that Occidental and some of the former employees interfered with AYEL's and AEI's business relationships with its contractors and employees. The lawsuit claims damages in the hundreds of millions of dollars.

Briar  Patch  Partners,  Ltd.  v.  Adair  International  Oil  & Gas, Inc., Adair
Exploration, Inc., Partners In Exploration, Inc., Partners In Exploration, L.L.C., and Richard G. Boyce

The Company was named as a defendant in the matter of Briar Patch Partners, Ltd.
v. Adair International Oil & Gas, Inc., Adair Exploration, Inc., Partners In Exploration, Inc., Partners In Exploration, L.L.C., and Richard G. Boyce, CAUSE NO. 01-06351, 95th Judicial District Court, Dallas County, Texas. The landlord holding the lease on the property where Adair Exploration, Inc. was formerly located has filed a lawsuit against the Company regarding the failure of the lessee, PIE and Mr. Boyce, to pay the rent as well as other related claims. The Company is not the lessee and never agreed to assume the lease and is not liable for any rentals now due. The Company is vigorously defending this lawsuit and anticipates that it's defenses to this lawsuit shall ultimately prevail.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report, including Management's Discussion and Analysis of Financial Condition and Results of Operations, includes certain forward-looking statements. The forward-looking statements reflect the Company's expectations, objectives and goals with respect to future events and financial performance. They are based on assumptions and estimates, which the Company believes are Reasonable. However, actual results could differ materially from anticipated results. Important factors that may impact actual results include, but are not limited to, commodity prices, political developments, market and economic conditions, industry competition, the weather, Changes in financial markets and changing legislation and regulations. The forward-looking statements contained in this report are intended to qualify for the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended. The Notes to Consolidated Financial Statements contain information that is pertinent to the following analysis.

ADAIR International Oil & Gas, Inc. and its affiliated companies are a dynamic and growing Energy Company. The Company's business plan strategy is to participate in three sectors of the energy industry: 1) Oil and gas exploration and production, 2) power plant development, acquisition, ownership, operation of power generation facilities, and 3) sale of electricity.


     RESULTS  OF  OPERATIONS

The following summary of the Company's financial position and results of operations should be read in conjunction with the interim consolidated financial statements included herein and the Company's audited financial statements for the period ended December 31, 2000, included in the Company's 2000 annual report on Form 10-KSB.

     Comparison of the three months ended September 30, 2001 and August 31, 2000

For the three months ended September 30, 2001, total revenue was $307,497 compared to $65,928 for the three months ended August 31, 2000, an increase of $241,569. This increase is the result of an increase in technical fees earned by the Company's geophysical subsidiary as well as revenues from the Company's equipment sales division.

For the three months ended September 30, 2001, general and administrative expenses were $246,550 compared to $492,237 for the three months ended August 31, 2000, a decrease of $245,687. This decrease is primarily the result of closing the Company's Dallas office in June 2001 as well as an overall decrease in general and administrative spending in the current quarter.

Interest income for the three months ended September 30, 2001 represents accrued interest income included in the balance of a letter of credit security deposit for the benefit of the Company's Yemen operations.

     Comparison  of the nine months ended September 30, 2001 and August 31, 2000

For the nine months ended September 30, 2001, total revenue was $761,445 compared to $128,371 for the nine months ended August 31, 2000, an increase of $633,074. This increase is the result of increased technical fees earned in 2001 as well as revenues from the Company's equipment sales division.

Depreciation expense increased from $19,599 in the prior nine-month period, to $79,341 in 2001. The increase was attributable to the acquisition of additional assets and their related carrying values.

For the nine months ended September 30, 2001, interest expense was $35,217 compared to $2,950 for the nine months ended August 31, 2000, an increase of $32,267. This increase is primarily due to the capitalization of leases and other financing relating to the newly formed Superior Geophysical, Inc. which incurred $29,328 of current year interest expense compared to zero for the prior year comparable period.

For the nine months ended September 30, 2001, general and administrative expenses were $1,741,768 compared to $1,569,215 for the nine months ended August 31, 2000, an increase of $172,553. This increase Is largely attributable to the addition of Superior Geophysical, Inc. which had $244,070 in start up cost, general and administrative expenses, exclusive of interest and depreciation. The balance of the increase was due to the addition of personnel developing existing and new Projects.

Interest income for the nine months ended September 30, 2001 represents interest income accruing with the balance of a letter of credit security deposit for the benefit of the Company's Yemen operations.


     LIQUIDITY  AND  CAPITAL  RESOURCES

The Company expects that its existing cash reserves, cash flows from operations, partial project farm-ins, and financing, if available, will be sufficient to cover the Company's cash requirements for the next year. However, there can be no assurance that these sources of cash will cover those requirements.

     PART II  -  OTHER  INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS

               See discussion of legal matters in Note 3. to the consolidated financial statements included in Part I, Item 1. Above presented above.


ITEM  2.     CHANGES  IN  SECURITIES

               During the quarter ended September 30, 2001, 2,737,497 shares were issued in lieu of cash for salaries and other expenses totaling $373,750. During the same period, 2,556,382 shares were issued for cash totaling $307,698.

               On September 10, 2001, the Company filed a Form S-8 Registration Statement under the Securities Act of 1934 with the Securities and Exchange Commission. The purpose of the registration statement was to register 5,000,000 common shares for future issuance.


ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES

              None.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

              None.

ITEM  5.     OTHER  INFORMATION

               a. Mr. Richard Boyce has resigned from Adair Exploration, Inc. Mr. Boyce was elected to the Board of Directors at the annual shareholder's meeting but resigned immediately at that meeting. Mr. Boyce is no longer associated with the Company in any way, and the Company has filed a lawsuit against Mr. Boyce as discussed in Note 3.

               b. Mr. Bryan J. Yarnell, Esquire, a 1996 Cum Laude graduate of Harvard Law School has been appointed as the Company's general counsel. Mr. Yarnell has extensive litigation experience. Mr. Yarnell was an associate at the law firm of Vinson & Elkins from 1997 through 1999 in Houston, Texas and an associate at the lawfirm of Smyser, Kaplan & Veselka from 1999 through 2000 in Houston, Texas. Mr. Yarnell is now in private practice in West Palm Beach, Florida. Mr. Yarnell is licensed to practice in state and federal court in Texas as well as in Florida.

               c. Mr. Richard E Heien/PRESIDENT- ADAIR Power, LLC, has over twenty-five years senior management experience in the development, financing, engineering, construction and operations of independent power plants, oil and gas and other energy related facilities. Mr. Heien was formerly Vice President with ENRON Corporation where he developed projects for clients in the power, oil and gas industries. Mr. Heien was President and Chief Executive Officer of Northern Engineering, Inc., a turnkey contracting and development company, which developed, engineered and constructed independent power projects in North America, Mexico and internationally. Mr. Heien has participated in completion of over $3.5 billion of independent power projects. Mr. Heien has a Bachelor of Science degree in Civil Engineering from the University of Missouri.

               d. William Douglas/Vice President, Operations-ADAIR Power, LLC. has over twenty-five years of senior management experience with major utility and industrial companies. Mr. Douglas has held the positions of Senior Attorney, General Manager Gas and Steam Business Operations and Vice President and General Manager-Industrial Energy Application for Iowa Electric Light and Power Company. Mr. Douglas was General Manager of Business Development and National Account Director for Enron Corporation, and President for Oak Hill Holdings, an energy and investment development company. Mr. Douglas has participated in the successful closing of over fifty (50) independent power projects. Mr. Douglas is a graduate for the School of Business from the University of Michigan and received his Jurist Doctor with Honors from the University of Iowa.

               e. John Keller/Vice President, Finance-ADAIR Power, LLC. has over twenty-five years of Senior Management experience in planning, finance and accounting for engineering, construction, operation and development companies. Mr. Keller has held positions of Consultant for Arthur Anderson, Vice President and General Manager, F.D. Systems Inc., Vice President and Chief Financial Officer, Northern Engineering, Inc. and Chief Financial Officer, Enron Energy Services-Eastern Region. Mr. Keller has an MBA in Finance and Management from the University of Texas.




ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

              None.

                                   SIGNATURES

In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized, on November 14, 2001.

                                ADAIR INTERNATIONAL OIL AND GAS, INC.

                                   /s/  Jalal  Alghani
                                   ------------------------------
                                   Jalal Alghani
                                   Chief Financial Officer