Form 10KSB
period 2001-12-31
ADAIR INTERNATIONAL OIL & GAS INC
filed 2002-04-16
CIK 355300

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB


[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT  OF  1934  FOR  THE  FISCAL  YEAR  ENDED  DECEMBER  31,  2001.
                                       OR
[ ]     TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE  ACT  OF  1934

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


The aggregate market value of Common Stock held by non-affiliates of the registrant at March 25, 2002, based upon the last closing price on the OTCBB, was $0.03. As of March 25, 2002, there were 133,765,399 shares of Common Stock outstanding.

                      Documents incorporated by reference:
                                      None

Transitional  Small  Business  Disclosure  Format          [ ]  Yes     [X]

                                TABLE OF CONTENTS

                                     PART I

Item  1.   Description  of  Business                                           3

Item  2.   Description  of  Properties                                         3

Item  3.   Legal  Proceedings                                                 16

Item  4.   Submission  of  Matters  to  a Vote of Security Holders            18


                                     PART II

Item  5.   Market  for  Common  Equity  and Related Stockholder Matters       19

Item  6.   Management's  Discussion  and  Analysis  of  Financial  Condition
           and  Results  of  Operations                                       21

Item  7.   Financial  Statements.                                             22

Item  8.   Changes  in  and  Disagreements  With  Accountants  on  Accounting
           and  Financial  Disclosure                                         23


                                    PART III

Item  9.   Directors,  Executive  Officers,  Promoters  and Control Persons   24

Item  10.  Executive  Compensation                                            24

Item  11.  Security  Ownership  of  Certain  Beneficial  Owners  and
           Management                                                         25

Item  12.  Certain  Relationships  and  Related  Transactions                 26

Item  13.  Exhibits  and  Reports  on  Form 8-K                               26

           Signatures                                                         27

           Financial  Statements                                          28- 45

                                     PART I


ITEM 1.     DESCRIPTION  OF  BUSINESS

                         INTRODUCTION AND BUSINESS PLAN

     Adair International Oil and Gas, Inc. (the "Company") was originally incorporated in the state of Texas on November 7, 1980, as Roberts Oil and Gas, Inc. The Company registered its shares of common stock with the Securities and Exchange Commission (SEC) and began filing periodic reports pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"). In July of 1997, the Company changed its name to Adair International Oil and Gas, Inc.


     Adair International Oil & Gas, Inc. is achieving growth with balanced portfolio of projects in two (2) major sectors of the energy industry.

     -    Upstream-  Exploration  and  Production  of  Oil  &  Gas
     -    Downstream-  Power  Plants,  Industrial  Free  Trade  Zone Development

     The Company it's subsidiaries are developing natural gas fired power plants, and conducting exploratory drilling ventures domestically and internationally .The Company and its subsidiaries are also acquiring oil and gas properties with existing cash flows and significant remaining economic life. Risk Management in these projects is focused on securing financially strong partners who are generally brought into each project on a leveraged basis and who exhibit appropriate expertise, thereby strengthening the partnership


ITEM 2.     DESCRIPTION  OF  PROPERTIES

                                    UPSTREAM

                              OIL & GAS EXPLORATION

                      Sabatain Block 20, Republic of Yemen
                              Oil & Gas Exploration

Block  20  is  located  in the Marib-Jawf Basin adjacent to oil fields Companyin
Block 18 and CompanyBlock 5, which (currently produces over 180,000 barrels/day). Since that discovery in 1984, the basin's prolific Alif Petroleum System has produced over 700 million barrels of light sweet crude oil.

Adair Yemen Exploration Limited, a wholly owned subsidiary of The Company was designated as the original operator for the contractor group. An aggressive exploration work program budget was submitted to the partners and was approved, which includes the acquisition of 547 square kilometers of 3D seismic and drilling of two wells over the first three (3) year exploration period.

It is anticipated that at the end of this Phase One program, a declaration of commercial discovery will lead to a development-drilling program. The program includes both field offset drilling opportunities (proven undeveloped "PUD" resources) and exploration prospects. Pipelines are available for the immediate export of any hydrocarbons discovered.

Utilizing existing 2D seismic data, Adair has mapped seven prospects that may contain up to 340 million barrels of recoverable oil. Prospects are located at depths of 5,000 to 8,000 feet with wells costing approximately two million dollars completed. Similar Wells in the prolific Alif sand typically complete at rates of 2,500 barrels of oil per day flowing.

The initial work program will focus on acquiring the new 3D seismic data. This new technology has greatly improved the probability of success for drilling and reservoir mapping. Existing pipelines and production infrastructure will be utilized to allow for early production exports and timely cash flow.


                           Project Summary and Status

Minimum  Work  Obligation  and  Expenditures
--------------------------------------------

The First Exploration Period is three (3) years in duration and expires on September 2, 2003. Pursuant to Annex C, 1.2 of the PSA, the minimum work and expenditure obligations for the First Exploration Period are:

     -    Reprocess  1000  km  of  available  2D  data
     -    Acquire  100  square  kilometers  of  3D  data
     -    Drill  two  (2)  exploratory  wells
     -    Expend  a  minimum  of  $8,300,000  USD

Summary  and  Status  of  Actual  Program  for  2002
----------------------------------------------------

The actual program that has been conducted to date and the anticipated program proposed for 2002 will substantially exceed the minimum commitment. As can be seen below, the seismic portion of the minimum commitment has been met. The proposed work program and budget for 2002 will fulfill the remainder of the commitment, both in terms of work and expenditure.

     - Reprocessing- Processing of approximately 1825 kilometers of 2D data has been completed. This fulfills that portion of the commitment.
     - 3D acquisition-An agreement was reached with the Jannah Hunt group to acquire a joint 3D survey covering portions of Blocks 20 and 5. Approximately 300 square kilometers will be recorded in Block 20 and 247 square kilometers in Block 5. Each group will pay for their respective share. We 413 kilometers have been completed of the 547 square kilometers. The seismic acquisition portion of the minimum commitment has been fulfilled.
     - Reservoir Characterization-Experimental processing was performed by ESeis on 2D lines in 2000. The 2D and 3D reservoir characterization processing called for in the 2001 budget is not yet initiated. Selected lines may be processed after completion of the 3D acquisition survey.
     - Geological and Geophysical- The work program for 2002 will focus on identifying and mapping prospects, followed by the drilling at least two exploratory wells. In order to select the optimum drilling locations, the processing and interpretation of the data must be completed. The needed processing consists of three (3) parts; the finishing of the newly acquired 3D data, the tying in of trade data to our survey and any special processing deemed to be required, e.g. reservoir characterization. We anticipate having these works completed by late 1st quarter and begin drilling in the 2nd quarter.
     - Drilling- We anticipate that the exploratory drilling program will begin in the 4th quarter of 2002. The budget calls for the drilling of two (2) wells to an estimated total depth of 8200 feet (dry hole basis). We are also anticipating the drilling of additional follow-up wells with the inclusion of funds for advance purchase of long lead-time materials.

                  Chimichagua Gas Filled, Republic of Colombia
                               Proven Gas Reserves

Adair International Oil & Gas, Inc. (through it's wholly owned subsidiary Adair Colombia Oil & Gas, Inc. 'ACOG') controls 100% working interest in the Chimichagua natural gas field located in the State of Cesar in the Middle Magdalena Valley of Northern Colombia. Proven gas reserves are currently certified at 12.8 Bcf with an additional 41.2 Bcf expected to be proven with the drilling of one additional well. While the combined gas reserve of 54 Bcf is significant, no natural gas pipelines are nearby, thereby preventing gas sales directly to an end user.

Adair is seeking industry partners in Colombia to build a natural gas fired power plant that will produce approximately 20 megawatts of power to be sold to Termo Tasajero, a major Colombian utility Company. The local partner will be a key partner who will be the project operator, will retain 60% interest in the project with Adair retaining a 40% interest in the power plant. The project is projected to cost approximately $20 million USD and will be located at the Chimichagua gas field site.

The gas reserves in the Chimichagua field should provide a twenty-year fuel supply for the power plant with deliverability of 3.3 mmcfd. Adair will supply the fuel through a long-term off-take agreement with an industry partner, as operator of the plant.

A 110 kV transmission line for interconnection with the national grid will be constructed a distance of sixteen kilometers. According to Colombia's electricity expansion plan, the area served by this project will need an additional 500 megawatts of new power between the years 2001 and 2006. This project will add 20 megawatts to this area of rising demand.

                                  The Partners

A dialogue is currently underway with Termo Tasajero regarding the structure of the financing package. Indications are that Adair will not be required to make any additional investment in the project. In addition, the Company is also offering the sale of the gas field to local industry partners or trade off with domestic local production in the United States. Adair's plans in Columbia are very cautious due to the political situation in the country.


                               Production Purchase

The purchase of producing oil and gas properties can supply the near term cash flow needs of the Company and provide longer-term value to the Company's asset base. Adair's strategy for accomplishing this goal is to utilize outside consulting engineers. These engineers will identify and evaluate specific properties that are to be offered for sale at auction. Properties will be required to meet the following criteria:

     -    20%  to  40%  rate  of  return
     -    3  to  5  years  payout
     -    Producing  life  of  12  to  30  years
     -    Assessment  of  liabilities

An example of acquiring cash producing properties could be whereby approximately two ($2) million dollars can be exposed during one-year period, during which Adair can purchase properties that immediately begin generating annual cash flow of $700,000. These revenues will help to meet the Company's short-term need until the larger, internally generated projects begin producing revenues.

Utilizing outside consulting engineers, removes the distraction and dilution of internal staff to accomplish the goal. An established group, willing to work on a reasonable success fee basis and with a demonstrated success using this strategy have been identified by Adair.

                     Domestic Producing Oil & Gas Properties

          Oil and gas interests have changed hands from the beginning of the industry. The traditional means of accomplishing this have historically involved the identification of available interests, identification of potential buyers, evaluation of candidate properties by engineers and geologists, negotiation of an agreed price, closing of the sale and assignment of the interest to the purchaser.

The recent industry trend of offering packages of properties, followed by review of information in a data room and submission of a sealed bid to the operator have proven highly competitive with no protection that the bid submitted (based on sound economics) will be overbid by a party willing to pay unrealistic prices.

This cumbersome process frequently results in failure to acquire a desired property. Auctions were introduced as an improved means of bringing together motivated sellers and willing buyers. Their popularity has grown steadily because sellers and buyers come together on a given day, the price is negotiated at open auction and the sale and execution of the assignment is accomplished then and there. This open auction process establishes more reasonable fair market values for the properties being sold.

Conventional wisdom is that auctions offer only poor quality properties, which cannot be disposed of by any other means. Experience has shown that consistently, among the poor quality projects, there are offerings of interests in high quality properties, which yield returns that exceed more standard investments.

                               The Auction Process

The Oil and Gas Asset Clearinghouse, Inc. was formed in 1992 to provide a full line of acquisition and divestiture services to the upstream oil and gas industry. Now approaching its eighth year, the Clearinghouse has established its position as the industry leader in providing divestiture by oral bid auction.

When the Clearinghouse publishes a list of available properties, Adair's consultants are able to rapidly execute a reservoir engineering analysis of remaining reserve potential and verify the actual operating expenses of the properties. Accurate commercial digital databases are purchased as needed for this process. Sufficient lead-time is available to conduct due diligence on the potential liabilities assessed against the property. A full engineering analysis and economics are presented approximately two weeks prior to the scheduled auction along with a bid strategy based on an agreed dollar exposure. If the properties are purchased at or less than the agreed top bid price, the assignments are completed on the same day with cash flow from the properties beginning immediately.

If no properties are purchased at a given sale, another opportunity for purchase will arise during the next auction cycle, generally scheduled for the following month.


The wells targeted for acquisition are to have firmly established production histories. The engineering evaluation of each property reliably defines the remaining reservoir size and expected production rate. The combination of these factors, history and predictability, serve to limit the downside risk exposure of this investment tool. While production purchases at auction does not represent a singular strategy for building the Company, Adair feels that this approach can help fill short-term need for cash flow within an immediate time frame.


                                   DOWNSTREAM

                                Adair Power, LLC.

                                  Introduction

Adair Power LLC was established in mid 2001 to focus on the development, engineering, construction, operations and acquisition of niche market power generation, thermal and downstream oil and gas assets.

                                   The Market

The Company's business plan is modeled to participate in the dynamic and growing energy markets in specifically identified areas in order to take advantage of:

- Reshuffling of assets among major Independent Power Producers and sale of generating assets by investor owned utilities.
-    Continuing  interest  in  renewable  energy.
-    Growing  interest  in inside-the-fence self-generation in the United States
     (US)  and  world  markets.
- An evolving regulatory environment moving towards more emphasis on low operating expenses.

                          Business Development Strategy

Our marketing strategy is to focus on opportunities where the Company's management, technical, commercial, operating and financial experience can be fully utilized to develop and construct or acquire and renovate generation and oil and gas facilities. To further focus our strategy we have adopted a three part test against which to lie all of our investment decisions. They are: are we a low cost producer; will apply to the asset be environmentally acceptable; and, are we doing business with a credit worthy client?

 To that end, we have committed to, always be viewed as a low cost producer regardless of generation type, fuel source or geographyWhether the generating units are large combined cycle combustion turbines burning natural gas or small fluidized beds burning tire derived fuel, the key to success in today's highly competitive market place is to produce a product that will meet the marketing clearing price, regardless of the current state of that market. Additionally, our low cost units will, in every instance, regardless of unit configuration or type of fuel, be designed to meet all current environmental requirements, regardless of geographic location. The third leg of our strategy is to deal only with credit worthy clients. Thereby insuring that the most important risks associated with asset investments have been mitigated. We believe that in every geographical area where we compete, being an environmentally acceptable low cost producer selling to credit worthy clients will provide market entry into the electric grid, regardless of the severity of the market or the evolving state of the regulatory climate.

This strategy also encompasses Companymanagement's combined expertise to insure that we are uniquely positioned to minimize competition, expedite financial closing and reduce development expenses, while at the same time building and acquiring high return assets. The Company is currently focused on three centers of excellence:

-     Generation
-     Thermal  Energy
-     Downstream  Oil  and  Gas  Assets

                         Generation/Indian Reservations

The Company has identified eighteen (18) grass roots independent power plant sites on Indian lands that fit a selection criteria. These sites are strategically located to access fuel, power grid and support services with favorable regulatory and political climates. As Indian reservations are considered sovereign nations, permits are secured from the federal government allowing expedited approval. To encourage investments on reservations, special tax incentives are offered by the federal government including accelerated depreciation. Adair, in conjunction with their lead technical and commercial consultants, have completed the initial research and identified eighteen (18) qualified sites throughout the continental US. [Mr. John W. Adair, Chairman of Adair International Oil and Gas serves as the chairman of the Cherokee Nation Election Commission.] His involvement in Tribal Indian activities has been instrumental in the development and implementation of this strategy.

The initial site developed under this concept is the Teawaya Project, a 620 MW combined cycle plant located on the Torres Martinez reservation in Southern California. Adair International Oil and Gas performed the preliminary development and secured the site. The project has been sold to Calpine Corporation, a large California independent power Company to complete the development. Adair has been is retained as development consultant, will earn success fees to be paid at financial close and at commercial operation, will earn a net cash flow royalty before interest, taxes and depreciation of 3.45% average over twenty years, and has the right to purchase 20% of the power at a discount rate. The projected NPV for Adair's interest in the project is $82,100,000. It is anticipated that all permitting will be complete during 2002 and construction will commence shortly thereafter.

The Company will select a minimum of four additional sites of the eighteen (18) for further development. The Company's financial model is based on selling the four projects at the permitted stage similar to the Teawaya Project. However, the Company may elect to continue with the project on it's own or in partnership with others. The objective is to complete the detailed screening and final site selection within the first quarter of 2002 and to complete the development and permitting for these two sites within eighteen months.

                     Generation/Inside The Fence Facilities

The second niche market the Company has focused on is the development, construction, and operation, or acquisition of small to mid size projects with credit-worthy long-term sales and fuel contracts. These projects will typically be less than 150 MW and include a thermal energy component. The specific targets are:

     -    Industrial/Municipal  Energy  Plant

The geographic areas presenting the highest probability of success are located in the continental United States and Mexico. As the US electric markets evolve toward complete deregulation a number of significant trends are emerging. At one end of the spectrum is the shift away from generation owned by the Investor, Owned Utilities to the Non-Utility Generators. The primary participants in this market are the Independent Power Producers who are building large megawatt combined cycle natural gas fired units. At the other end of that spectrum are the industrial and commercial customers building on-site generation in order to increase reliability or control rising costs. Within the continental commercial and industrial customer's needs will largely be for cogeneration units designed to use both electricity and heat in order to reach the efficiencies obtainable only by larger units while at the same time providing a means of being competitive with the larger units. The second type of targeted customer is that industrial or commercial enterprise located at the end of transmission lines where the quality of power is questionable or the load is expensive to serve. In order to encourage such expansion, the Environmental Protection Agency has proposed new rules to encourage U.S. manufacturing and industrial plants to use cogeneration. The planned rules would amend the federal Clean Air Act and make it faster and easier to build combined heat and power facilities. The EPA's proposal would speed up the permitting of new cogeneration plants, and provide regulatory certainty to spur new construction. It is this market niche that is not being served currently and into which we believe we can make a major penetration. The Mexican projects, while focusing on inside the fence opportunities with commercial and industrial customers at already established industrial parks, will mainly target investment grade US and European companies that have operations in Mexico. Fuel for the Mexican based units will generally be natural gas supplied by Pemex, the national oil Company, under long-term contract.

                           Generation/Renewable Energy

The Company believes that more restrictive environmental requirements and a greater emphasis on so-called "Green Power" will provide even greater opportunities in this market place. For example, the state of California has mandated that 17% of all power production come from renewable sources by 2002. In order to exploit this opportunity, the Company has formed a joint venture with others to purchase an existing fluidized bed power generation facility in California. This facility is an existing 15 MW plant that was shutdown in 1996 when the contractually obligated utility purchased the then existing electricity sales contract. The plant originally was designed to be fueled by cow manure. In order to convert this facility into an environmentally acceptable low cost producer, the plant will be converted to burn discarded tires as fuel (TDF) and will undergo significant upgrades in order to produce 30 MW of electrical power. The project will provide a ready solution to the existing California tire disposal problem while also producing much needed power for the energy starved California market. The state of California produces 13 million discarded tires annually and desperately needs to find a solution to the problem of tire disposal. At present, most of these tires are land filled. The Mesquite Power Plant would provide an environmentally acceptable solution to the state's problems by combusting most of the yearly production and still meeting the state's highly restrictive air emissions regulations. Because it is located in the Imperial Valley of California, an economically depressed area, it will provide a muchneeded boost in local employment and resource utilization. As a consequence, this project has considerable local and statewide support. All necessary permits have been received. The venture is in the process of completing final due diligence on the facility, negotiating a power sales agreement, and finalizing its tire derived fuel supply contract. The project is scheduled for financial close in December 2001. Within the joint venture, Adair Power is the developer, project manager and will serve as the operator of the facility. Adair will participate in the development fees to be earned at financial closing, will receive an annual management fee to operate the plant, and)  will  participate  as  a  30%  owner  of  the  facility.

The Company has identified several other renewable opportunities and is in the process of completing initial due diligence and project development. The consortium has received a financing commitment for financial closing and is awaiting funding.

                         Financial Strategy & Projection

 The Company has provided the funding to advance the projects to their current status. At this time the project development has matured to the stage of raising additional capital to support the projects to financial close, and to commence the additional project development needed to maintain the targeted growth and returns. Adair has developed the initial projects with limited equity investment.

With the two current project developments and other opportunities available to the Company, we have a solid foundation upon which to build. The targeted annual project equity requirement is two projects at an average US$ 50 million based on fixed term off-take contracts with credit-worthy clients.

To maintain this growth rate, Adair is seeking a capital investment of $7,000,000. These funds will be used for natural gas development and corporate overhead until the current projects generate positive cash flow and for project development expenses.

The market opportunities exist for the power. Adair Power has identified the niche where its talents are most productive and has demonstrated development and operating capability. The project returns are investor quality.


     Pace Global Energy Services LLC / Technical and Commercial Specialists

The Company has retained the services of Pace Global Energy Services LLC to provide additional detailed expertise on technical, commercial and political matters for the development of power projects. These services were incorporated in the settlement of our contractual dispute, and as part of the resolution of our dispute, Pace Global has agreed to assist the Company in any negotiations with Calpine regarding the Teawaya Project.



                            Yemen Sugar Company (YSC)
                Aden Sugar Refinery and Cogeneration Power Plant.

The Company requested Arkel Sugar, Inc. to prepare a feasibility study regarding building a sugar refinery with associated cogeneration power project to be located in the Aden Free Trade Zone in the Republic of Yemen. During the fourth of 2001 the study was completed successfully by Arkel with positive results to move the project forward for implementation.

The Yemen Sugar Company (YSC) will be established to produce and market refined sugar and to sell electricity to industrial users and/or to the public utility. Raw sugar from the world market will be imported for processing into refined sugar.

The sugar refinery will process approximately 706 tons of raw sugar on a daily basis and a 21 MW power plant will produce electricity to be purchased by others. The expected annual production for the refinery and power plant is as follows:

     Refined  Sugar             200,640  tons
     Molasses                    13,106  tons
     Electricity                183,960,000  kWh

The refinery will operate a minimum of 304 days per year and the power plant will operate 365 days per year.

For project implementation, an agreement will be executed between the Company and Arkel Sugar, Inc. for the turnkey supply and construction of the refinery and power plant. The Adair/Arkel Joint Venture agreement will be a fixed price, date-certain turnkey construction contract and will include performance guarantees with regard to throughput, production and electricity capacity.

For operations, a minimum five year agreement will be executed with the Adair/Arkel Joint Venture for the complete management, operation, and maintenance of the sugar refinery and co-generation plant. During that time, the Adair/Arkel Joint Venture will provide personnel to assume management and supervisory positions within the personnel organization structure. Within the scope of the work, the JV will train Yemen personnel to eventually take over JV positions.


                                 Aden Free Zone

In 1993, approximately 31,000 hectares of land located in the Governate of Aden was declared a free zone. The free zone includes the Port of Aden, which is one of the world's greatest natural harbors and is strategically located at the crossroads of the Red and Arabian Sea with direct access to the Indian Ocean.

The Yemen Sugar Refinery and Power Plant will be located in the Free Zone, which will allow the project to take advantage of several economic incentives, including:

     -    No  duties  or taxes on equipment and materials imported into the Free
          Zone.
     - Projects within the Free Zone are exempt from taxes for a minimum of 15 and up to 25 years.
     -    Expatriates  working  in  Yemen  are  not  subject  to  income  taxes.
     - Financial transactions are not subject to exchange control provisions that apply to the rest of the country.
     - Projects in the Free Zone, and their expatriate employees, have the right to transfer capital and profits outside of Yemen.
     -    Nationalization  of  projects  in  the  Free  Zone  is  prohibited.
     -    Seizing  or  freezing  funds  for  Free  Zone  projects is prohibited.
     -    Projects  may  be  totally  foreign  owned.


                                    Marketing

The YSC expects to sell refined sugar and molasses, a by-product of the process, to importers in Yemen. Because the Yemen Sugar Company operates in the Free Zone, the buyer will be obligated to pay a 5% duty by law just as if he had purchased from Brazil or elsewhere. No duties will apply to YSC for importing raw sugar.

Since the importers are not producers themselves, the YSC will not sell directly to the public; the YSC does not compete with the current importers. The YSC will be another, or alternate, supply source for the established importer.

The  advantages  to  the  importer  of  buying  from  the  YSC  are:

     - The importer will have direct access to the refinery instead of dealing long distance to countries throughout the world.
     - The importer will have the opportunity to purchase smaller quantities of sugar for virtually the same unit cost as the larger quantities they are now purchasing. This will allow them to defer the payment of import duties until they need the product. Their storage requirements would also be less.

Sugar will be sold at the refinery gate at the same price landed in Yemen that the importer would expect to pay if he imported from outside of Yemen. The YSC will operate on the margin between landed price raw sugar and the landed price of refined sugar.

There is a world market for the sale of molasses, which is currently about seven) million tons The YSC could sell its molasses to the European market for approximately $30 per tons FOB Port of Aden. However, a major use of molasses is for animal feed. Yemen has a large poultry industry, which could utilize the molasses, but this market would need to be developed by the Yemen Sugar Company.


                               Financial Analysis

A  projected  cash  flow  was  prepared  based  on  the  following  criteria:

     - The sugar refinery will produce 200,640 tons of refined sugar per year, operating 304 days per year.
     - The cogeneration plant will produce 21 MW of electricity for sale to an industrial user and/or the public utility.
     - The plant will be located in the Aden Free Zone and will have the advantage of:
               o    NO  import  duties  on  equipment  and  material.
               o    Exemption  from  income  taxes  for  up  to  25  years.

     - The projected net revenues, expected to be generated from sugar sales, is indicated as the margin between raw sugar and refined sugar. Arkel had assumed a margin of $0.03 as the Base Case.
     - The projected revenues for electricity are based on selling all 21 MW at a price of $0.067 per kWh when Bunker 'C' fuel oil is $0.57 per gallon. It is assumed that any increase in the price of oil will reflect in an increase to the price of electricity.
     - The cost estimated for the project is $71,250,000, including EPC costs, financing costs, development costs, construction interest, working capital, and a line of credit for raw sugar purchases.
     -    Equity  of  40%  has  been  assumed  for  the  project.
     - Equity investor(s) will be paid part of their investment each year prior to payment to stockholders.
     - Aljalla International will be paid a royalty interest each year prior to payments to stockholders.
     - Equity investor(s) will be paid a fee of 2% annually for providing the guarantee for the revolving line of credit required for raw sugar purchases.
     - 50% of the net cash flow has been reserved for unforeseen expenses and to build cash reserves for the YSC before payments are made to stockholders.
     - The sugar refinery and co-generation plant will begin operations 20 months after project start.

Based on the cash flow projections presented in Section 8.2, the project provides for a positive net cash flow, at the Base Case of $0.03 per pound of sugar, from the first year of operation forward. It should be noted that a short fall of $461,811 exists during year one for payment of interest and financial costs. This could be paid through a short-term loan or additional contributions of the partners. It may be possible, depending on the lender, to roll the interest during construction into principal.

The project has a net cash flow after all expenses and debt service to banks of between $3.5 million and $13 million during the 15 years projected. From this net cash flow, YSC will be required to pay Aljalla its royalty interest and to pay Equity investor (s) a portion of their equity investment over a period of ten (10) years. From this cash, YSC will hold 50% as cash reserves for unforeseen expenses and possible expansion. These cash reserves range from $1 million to $6 million per year. The remaining 50% will be paid to stockholders per their allocated ownership.

A sensitivity analysis was made considering changes in the gross margin between raw and refined sugar from $0.015 to $0.035. The results are presented in Table 8.1-1. They indicate that at an average margin as low as $0.02/lb. the project maintains its profitability. Historically, in the last 35 years, this has happened only 13 times.

                                   Conclusions

The Yemen Sugar Refinery and Power Plant has all of the elements of being a viable operation.

     -    Suitable,  inexpensive  land is available near the Port for the plant.
     -    A  reliable  market  exists  in  Yemen  that  produces no local sugar.
     - The location of the plant in the Free Zone offers economic incentives that provide major benefits to the project.
     - The revenue generated from the sale of electricity protects the project viability during periods when the margin between raw and white sugar may be low.
     - An independent Company will be formed for implementation and operation of the project.
     - A qualified management Company will be contracted to provide management and technical assistance for a minimum of 5 years.
     -    The  project  proposes  to use the latest sugar processing technology.
     -    The  project  has  the  support  of  the  Yemen  government.
     - Based on the financial terms presented, the preliminary proforma cash flow projection show the project has an excellent potential as a profitable ongoing operation.

In addition, the project will provide substantial direct and indirect benefits to the people of Yemen and the country as a whole, including:

     - The creation of a large and stable source of employment. Almost 300 people will be employed to operate and maintain the facility at a cost of more than $1 million annually.
     -    New  skills  and  training  opportunities  will  be  developed.
     - The overall economic base of Yemen through the establishment of an industry outside of oil and gas will be expanded.
     -    Standards  of  living  will  be  increased.
     -    New  technology  will  be  transferred  to  Yemen.
     - There will be new businesses added in the area as support for the influx of additional employed people and services required for the factory.

     At the throughput of 200,000 tons per year and under the terms and conditions set forth herein, the project provides for a profitable operation. Further, as operations proceed and cash reserves are built up, it is the intention of the project sponsors to expand the refinery and begin exporting sugar to other countries in the Middle East


                        INDUSTRIAL FREE TRADE ZONE (IFTZ)
               UTILIZATION OF NATURAL GAS IN REPUBLIC OF CONGO AND
                               REPUBLIC OF NIGERIA

The company singed a $5 million contract with the Republic of Congo to develop an Industrial Free Trade Zone that would utilize Natural Gas, presently being flared in West Africa. Most West African countries have been importing and desperately need industrial products, namely cement, steel, fertilizers o these two countries, other opportunities surfaces complementing our IFTZ

                               REPUBLIC OF CONGO:


     - An Industrial Free Trade Zone contract for $5 million USD with initial funding of $2 million USD scheduled for Q2 2002 for funding with additional $3 million USD upon execution of an Industrial Partner in any of the Industrial sectors mentioned above for $500,000 per industrial sector. The contract was signed by the President of the Republic of Congo, President Denis Sassou-Nguesso and confirmed by the U.S. Ambassador In Congo.

     -    Prospects  for  marginal  fields  at  a  very  preliminary  stage.

                              Republic of Nigeria

     - We have been invited through our local partner DEC to be their technical partner to develop marginal fields and an OML 66 concession

     - The federal Government of Nigeria have shown keen interest in developing a free industrial zone in Rivers State to utilize natural gas presently being flared to develop industries to manufacture cement, steel, fertilizer and petrochemicals. The initial contract is for a feasibility study, which will determine the full scope of the project. We have received a letter of endorsement from the chief economic advisor to the president conveying the endorsement of the President

GOVERNMENTAL  REGULATION

     The Company's current and contemplated activities are in the areas of oil and gas drilling and production, and electric power generation. Federal, state and local laws and regulations have been enacted regulating these activities. Moreover, "toxic tort" litigation has increased markedly in recent years as persons allegedly injured by chemical contamination seek recovery for personal injuries or property damage. These legal developments present a risk of liability should the Company be deemed to be responsible for contamination or pollution. There can be no assurance that the Company's policy of establishing and implementing proper procedures for complying with environmental regulations will be effective at preventing the Company from incurring a substantial environmental liability. If the Company were to incur a substantial uninsured liability for environmental damage, its financial condition could be materially adversely affected. The government can, however, impose new standards. If new regulations were to be imposed, the Company may not be able to comply.

EMPLOYEES

     The Company currently has 8 full-time employees, all of which are in management positions. None of the Company's employees are represented by a union. The Company considers its employee relations to be good. The Company utilizes outside consultants with the number varying according to project requirements.

TRANSFER  AGENT  AND  REGISTRAR

     As of March 15, 2002, the Company changed its transfer agent to US Stock Transfer, 1745 Gardena Ave., Glendale, CA 91204 (818) 502-1404. The Company's prior transfer agent was Chase Mellon Shareholder Services, 400 South Hope Street, 4th Floor, Los Angeles, CA 90071.

                                  RISK FACTORS

     The prospects of the Company are subject to a number of risks. There may exist, however, other factors which constitute additional risks but which are not currently foreseen or fully appreciated by management.

Liquidity  and  Capital  Resources

     The Company incurred net operating losses since the fiscal year ended May 31, 1997 and currently has negative working capital. As a result of the Company's acquisition of interests in the Teayawa Energy Center, the Company has been actively engaged in obtaining financing to effect its plan to develop additional sites for gas-fired power plants and to proceed with its exploration projects. Additionally, the Company has the option to market a portion of its interest in the Yemen exploration project as an alternative source of funding. As discussed in Item 6, future internal revenues from site development fees, operator fees, and technical services are expected to fund future operating expenses and other financial obligations, which have previously been met primarily, by the issuance of Company stock. There is no assurance that the Company will be able to secure adequate financing or continue to sell stock to fund operations.

Insufficiency  of  Working  Capital

     As noted above, the Company has a working capital deficit and has depended on investing activities involving the sale of its common stock to obtain working capital. There are no assurances, however, that the Company can: raise the necessary capital to enable it to continue the execution of its growth strategy; or generate sufficient revenue growth and improvements in its working capital. To the extent that funds generated from operations are insufficient, the Company will have to raise additional working capital. No assurance can be given that funds will be available from any source when needed by the Company or, if available upon terms and conditions reasonably acceptable to the Company.

Reliance  on  Efforts  of  Others

     The Company forms joint ventures with industry participants in order to leverage, finance and facilitate its activities. In some instances, the Company will depend on other companies to develop and operate its properties and projects. The prospects of the Company will be highly dependent upon the ability of such other parties. As indicated by the nature of the partners, with which the Company is participating in current projects, management believes the risk in relying on such partners is reasonable.

Foreign  Political  Climate

The Company has direct oil and gas interests in the Republic of Yemen and the Republic of Columbia . The Yemeni- Saudi border dispute was settled as follows:

                            Yemeni - Saudi Agreement

Recently a Memorandum of Understanding (MOU) was signed between the Republic of Yemen and the Kingdom of Saudi Arabia to establish a clear and well-defined border between these two (2) countries.

It's anticipated that more trade and closer relations between Saudi Arabia and Yemen will continue as more talks between officials from the two countries are about to get underway. The Joint preparatory Yemeni-Saudi Committee will hold its next meetings on April 30. Issues include bilateral cooperation and boosting trade and investment, agreements that are expected to then be approved in June, during further meetings the Saudi capital Riyadh. Previous work on the committee has resulted the Jeddah border treaty of June 2000. The meetings of the Yemeni Saudi Coordination Council also came after Yemen got a loan totaling USD $300 million to finance infrastructure projects.

Yemen  is  also  getting  gradual access to some of the Gulf cooperation Council
(GCC) institutions. That's part of the strengthening relations Yemen has in the Gulf particularly with Saudi Arabia.

Yemen and Saudi have recently signed a draft agreement to develop more trade between the two countries. A memorandum of understanding on coordinating the air traffic between Sana'a and Jeddah regions with the view of reducing airfares has also been signed. And custom officers have reached an agreement to allow Yemeni agricultural products to enter Saudi markets. Yemen exports to Saudi Arabia have risen by 200 percent following the signing of the border treaty between the two countries.

Businessmen of the two countries say they look forward to decisions to help the private sector with joint ventures in the Aden Free Zone, tourism sector and small enterprise.
The Yemeni-Saudi Coordination Council is expected to outline new concepts for enhancing partnership between the two countries in the upcoming meetings to be held in Riyadh. Figures show that Saudi investments in Yemen are estimated at USD $800 million. Yemen's private sector is in part in these investments. Yemen is also hopeful that its improved relations with Saudi will help it receivefinancial aid to fight low-income, unemployment and poverty.


                             Yemeni-US Relationship

U.S. Ambassador Secretary of State for Near East Affairs Ambassador William Burns confirmed US continues support for Yemen and working with the government on a wide range of issues, including economic development, democratic and human rights. He said during his short visit to Yemen he discussed with President Saleh the war against terrorism and regional issues including the Middle East peace process. "I discussed the efforts undertaken by Yemeni security forces to eradicate terrorism from Yemen. This is in Yemen's interest. President Saleh and Yemeni leadership here made clear their determination to achieve tangible results in the fight against international terrorism" said Burns.

He expressed strong support for the President's efforts to eradicate terrorism from Yemen. The two sides also discussed ways to expand bilateral cooperation, including increasing training security assistance, economic development and educational exchange programs.

                                    Columbia

Colombia remains a difficult political climate for the conduct of international business. No political changes are observed on the horizon that will improve either the security or business climate of the country. Any changes in the political climate of Colombia could have a negative impact on the Company, up to and including the complete loss of these interests.

International  Operations

     The Company anticipates that a significant portion of its future international revenues could be derived from its oil and gas and other investment interests located in Yemen and Colombia. Currency controls and fluctuations, royalty and tax rates, import and export regulations and other foreign laws or policies governing the operations of foreign companies in the applicable countries, as well as the policies and regulations of the United States with respect to companies operating in the applicable countries, could all have an adverse impact on the operations of the Company.

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


ITEM 3.  LEGAL PROCEEDINGS

Legal  Proceedings  for  the  Year  Ended  December  31,  2001:

The Company is a party to various claims and litigation. Although no assurances can be given, the Company believes, based on its experience to date, that the ultimate resolution of such items, individually or in the aggregate, will not have a material adverse impact on the Company's financial position or results of operations.

Steven R. Hill V. Adair International Oil and Gas, Inc - The Company was named as a defendant in the matter of Steven R. Hill v. Adair International Oil and Gas, Inc., 200-12086. 129tj Judicial District Court, Harris County, Texas. This lawsuit has been settled on confidential terms.

Pace  Global  Energy  Services,  LLC  v.  Adair  International  Oil  &  Gas,
Inc., Cause No. 02-133-A, United States District Court, Eastern District of Virginia, Alexandria Virginia. In February 2002, Pace Global sued Adair
International Oil & Gas, Inc. in Federal District Court in the Eastern District of Virginia. Adair International Oil and Gas has settled its contractual dispute with Pace Global, LLC by agreeing to pay Place Global, LLC for services previously rendered on the basis of a monthly payment plan. The settlement amount of $290,371 was recorded in December 31, 2001 as a liability and related expense (recorded under "General and Administrative"). As part of the resolution of their dispute, Pace Global has agreed to assist Adair International in any negotiations with Calpine regarding the Teayawa project.

Adair Exploration, Inc. and Adair Yemen Exploration, Ltd. v. Occidental Oil and Gas Corporation, Richard G. Boyce, Gene L. Ackerman, and David C. Crandall. Adair's wholly owned subsidiaries, Adair Exploration, Inc. ("AEI" and Adair Yemen Exploration, Limited ("AYEL") filed a lawsuit in a Texas State District
Court in Houston, Texas against Occidental Oil and Gas Corporation ("Occidental"), and several former employees: Richard G. Boyce, Gene L. Ackerman, and David C. Crandall. The lawsuit alleges that breaches of fiduciary duties and usurpation of corporate opportunities as well as other civil wrongs were committed by the former employees. Additionally, Occidental allegedly conspired with them to harm AEI and AYEL. The former employees were involved in AYEL's participation in an extremely valuable oil and gas concession known as Block 20 in the Republic of Yemen, consisting of the right and obligation to explore and develop oil and gas in some 500,000 acres. The concession has the potential for discovery and production of hundreds of millions of barrels of oil. A different Occidental subsidiary has initiated an arbitration in Paris, France regarding Block 20. The lawsuit alleges that the former employees attempted to take advantage of opportunities for their own benefit in Yemen instead of for the benefit of the Company Additionally, the lawsuit alleges that Occidental and some of the former employees interfered with AYEL's and AEI's business relationships with its contractors and employees. The lawsuit claims damages in the hundreds of millions of dollars. This lawsuit was removed to Federal Court in the Southern District of Texas by defendants and has been stayed pending the outcome of the arbitration proceedings discussed below.

Occidental Yemen Sabtain, Inc. and Saba Yemen Oil Company v. Adair Yemen Exploration, Ltd. Adair Yemen Exploration, Ltd. (a wholly owned subsidiary of the Company), was named as the Respondent in the matter of Occidental Yemen Sabatain, Inc. ("OXY") and Saba Yemen Oil Company Ltd. ("SABA") v. Adair Yemen Exploration, Ltd. ("AYEL") in a Request for Arbitration filed with the International Chamber of Commerce in Paris, France on July 10, 2001. The Claimants, OXY and SABA, are claiming that AYEL breached various agreements to which OXY, SABA and AYEL are parties. AYEL responded to the Request for Arbitration and presented a vigorous defense and presented counterclaims against OXY and SABA for their breaches of the agreements in dispute. Additionally, the Company and AYEL anticipate raising crossclaims against the Ministry of Oil and Mineral Resources ("MOMR") for its various violations of Yemen Law and agreements between AYEL and The Ministry. Although the arbitration is in a preliminary stage, the Company believes that AYEL has viable defenses to the Claimants's claims, that the likelihood of an unfavorable outcome is low and that AYEL may obtain damages for Claimant's and the Ministry's violations of AYEL's legal and contractual rights.

Briar  Patch  Partners,  Ltd.  v.  Adair  International  Oil  & Gas, Inc., Adair
Exploration, Inc., Partners In Exploration, Inc., Partners In Exploration, L.L.C., and Richard G. Boyce The Company was named as a defendant in the matter of Briar Patch Partners, Ltd. v. Adair International Oil & Gas, Inc., Adair Exploration, Inc., Partners In Exploration, Inc., Partners In Exploration, L.L.C., and Richard G. Boyce, CAUSE NO. 01-06351, 95th Judicial District Court, Dallas County, Texas. The landlord holding the lease on the property where Adair Exploration, Inc. was formerly located has filed a lawsuit against the Company regarding the failure of the lessee, PIE and Mr. Boyce, to pay the rent as well as other related claims. The Company is not the lessee and never agreed to assume the lease and is not liable for any rentals now due. The Company is vigorously defending this lawsuit and anticipates that its defenses to this lawsuit shall ultimately prevail.

Adair International Oil & Gas, Inc. v. Richard G. Boyce and Larry Swift. The Company filed a lawsuit against Messrs. Boyce and Swift in the 55th Judicial District Court in Harris County, Texas, Cause No. 2001-63909. The Company sued Messrs. Boyce and Swift for defamation, tortious interference, conversion, breach of fiduciary duty and conspiracy. Messrs. Boyce and Swift have filed answers denying the Company's allegations. Mr. Boyce filed a counterclaim claiming defamation by the Company against Mr. Boyce. The Company believes that these individuals have improperly damaged the Company in it's relationships with it's shareholders, its customers, its business partners, and with the public generally. Although the lawsuit is in a preliminary stage, the Company believes that the likelihood of an unfavorable outcome is low and that it may obtain damages from Messrs. Boyce and Swift.


Legal  Proceedings  for  the  Seven  Months  Ended  December  31,  2000:

The Company was named as a defendant in the matter of Steven R. Hill v. Adair International Oil and Gas, Inc., 2000-10286, 129th Judicial District Court, Harris County, Texas. The plaintiff is claiming damages resulting from breach of an alleged contract between the plaintiff and the Company. The plaintiff seeks damages of $13,942, attorney's fees, pre-judgment and post-judgment interest and 692,000 shares of stock in the Company or equivalent value in cash. Little discovery has been conducted to date. The Company believes it has viable defenses to the plantiff's claims and that the likelihood of an unfavorable outcome is low. The Company intends to present a vigorous and aggressive defense to this litigation. This case was subsequently settled on a confidential basis.

The Company was named as a defendant in the matter of John A. Braden, Robert D. Goldstein, James L. Bennink and S. Cleve Gazaway, Individually, and as the Partners for Braden, Bennink, Goldstein, Gazaway & Company, P.L.L.C. v. John W. Adair, Individually, Jalal Alghani, Individually, Adair International Oil and Gas, Inc. and ChaseMellon Shareholder Services, L.L.C., 2000-16454, 152nd Judicial District Court, Harris County, Texas. The plaintiffs claim damages resulting from breach of an alleged contract between the plaintiffs and the Company. The plaintiffs seek damages of $14,000, attorney's fees, pre-judgment and post-judgment interest, exemplary damages in an unspecified amount and 210,526 shares of stock in the Company or equivalent value in cash. The plantiffs have taken the position that they are entitled to damages calculated on the basis of the highest trading price of the Company's stock since August 3, 1999, and are entitled to recover approximately $540,000 plus attorney's fees. The Company has previously offered to settle the lawsuit for $14,000 plus some amount of attorney's fees plus the issue of 210,526 shares of free trading stock dated August 23, 2000 (the date restricted shares would be eligible for conversion to free trading shares). The Company believes that it is likely to be liable for $14,000 plus some attorney's fees and the issuance of 210,526 shares of free trading stock. The Company has recorded a liability on its books in the total amount of $32,487, which represents the balance of the obligation for which this lawsuit arose. The Company intends to defend itself vigorously in this matter. This case was subsequently settled on a confidential basis.


ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     The regular annual meeting of shareholders was held on June 15, 2001, at which time the following persons were elected directors:


                         Name             Votes for
                         ---------------  ----------
                         John  W.  Adair  56,879,519  96.71%
                         Jalal  Alghani   56,786,685  96.55%
                         Richard G Boyce  46,615,198  79.25%


Mr. Boyce resigned at the shareholders meeting of June 15, 2001. At the same annual meeting, a proposal was approved to amend the Company's restated
Certificate of Incorporation to increase the authorized number of shares of common stock to 150,000,000. The vote was 51,308,220 for the proposal with the approving shares representing 87.23% of the total affirmative vote of the majority shares of Common stock, present in person or represented by proxy, entitled to vote.


                                     PART II

ITEM 5.     MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

PRICE  RANGE  OF  COMMON  STOCK

     The Company's Common Stock is currently traded on the over the counter bulletin board ("OTCBB") symbol "AIGI.OB." The following table sets forth, for the periods indicated, the high and low closing bid prices for the Common Stock of the Company as reported on the OTCBB. The bid prices reflect interdealer quotations, do not include retail mark ups, markdowns or commissions and do not necessarily reflect actual transactions.

                                COMMON STOCK PRICE RANGE

                                  HIGH  BID   LOW  BID
         Quarter  Ended:

         December  31,  2001      $  0.06     $  0.06
         September  30,  2001     $  0.09     $  0.08
         June  30,  2001          $  0.18     $  0.02
         March  31,  2001         $  0.33     $  0.30

         December  31,  2000  *   $  0.7344   $  0.1875
         November  30,  2000      $  0.8750   $  0.2500
         August  31,  2000        $  1.1250   $  0.3906
         May  31,  2000           $  2.5625   $  0.4062

          * - During the fourth quarter of 2000, the Company changed its fiscal year-end from May 31 to December 31.

     On March 25, 2002, the closing price for the Common Stock of the Company on the OTCBB was $ 0.03. Also on March 25, 2002, there were approximately 1,007 stockholders of record of the Common Stock, including brokerdealers holding shares beneficially owned by their customers.

     The drop in price can be contributed partially due to the incidents of September 11, 2001, and the general economic condition of oil and gas companies. In addition, the false allegations by the SCORE Group, led by Mr. Richard G. Boyce, a former employee of Adair International Oil and Gas, Inc., (see Item 3 Legal Proceedings, Adair International Oil and Gas, Inc. v. Occidental/Boyce) and the arbitration proceedings filed by Occidental against Adair has had a negative impact.

DIVIDEND  POLICY

     The Company has not paid, and the Company does not currently intend to pay cash dividends on its Common Stock in the foreseeable future. The current policy of the Company's Board of Directors is for the Company to retain all earnings, if any, to provide funds for operation and expansion of the Company's business. The declaration of dividends, if any, will be subject to the discretion of the Board of Directors.

RECENT  SALES  OF  UNREGISTERED  SECURITIES

     During the year ended December 31, 2001 and the seven months ended December 31, 2000, the following transactions were effected by the Company in reliance upon exemptions from registration under the Securities Act of 1933 as amended
(the "Act") as provided in Section 4(2) thereof. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in nor did the Company pay any commissions or fees to any underwriter in connection with any of these transactions. None of the transactions involved a public offering. The Company believes that each of the persons had knowledge and experience in financial and business matters, which allowed them to evaluate the merits and risk of the purchase or receipt of these securities of the Company. The Company believes that each of the persons were knowledgeable about the Company's operations and financial condition.


     The Company issued stock in lieu of cash in transactions summarized as follows for the year ended December 31, 2001 and the seven months ended December

31, 2000. The Summary Compensation Table at Item 10, Executive Compensation, details the number of shares issued for compensation to each Company officer.


                               December 31,         December 31,
Nature  of  transaction      2001 (12 Months)       2000 (7 months)
-----------------------     --------------------  ------------------
                            Shares      Amount     Shares     Amount
                          ----------  ----------  ---------  --------

Salaries                  10,745,060  $1,201,500    925,508  $352,167
Other costs and expenses   6,447,344     278,254    556,098   256,784
                          ----------  ----------  ---------  --------
                          17,192,404   1,479,754  1,481,606  $608,951
                          ==========  ==========  =========  ========


Included in the 2001 share amount listed under "Other costs and expenses" above are 4,000,000 shares granted to officers of the Company. These shares were granted as consideration for the officers' personal guarantees on certain liabilities of the Company. These shares have a two-year holding period.



ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report, including Management's Discussion and Analysis of Financial Condition and Results of Operations, includes certain forward-looking statements. The forward-looking statements reflect the Company's expectations, objectives and goals with respect to future events and financial performance, and are based on assumptions and estimates that the Company believes are reasonable. However, actual results could differ materially from anticipated results. Important factors which may affect the actual results include, but are not limited to, commodity prices, political developments, market and economic conditions, industry competition, the weather, changes in financial markets and changing legislation and regulations. The forward-looking statements contained in this report are intended to qualify for the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended. The Notes to Consolidated Financial Statements contain information that is pertinent to the following analysis.

     This fiscal period from December 2000 through December 2001 represents major advancements in the companies stated goal to become a substantial energy Company. Adair Power, LLC. was established in mid 2001 to focus on the development, engineering, construction, operations and acquisition of niche market power generation, thermal and downstream oil and gas assets.

     The Company has identified eighteen grass roots independent power plant sites on Indian lands that fit a selection criterion. During 2002 the Company will select a minimum of four additional sites of the eighteen (18) power plants for further development. The Company's financial model is based on selling the four projects at the permitted stage similar to the Teayawa Project.

     During this fiscal period the Teayawa Energy Center, a 620 MW combined cycle plant located on the Torres Martinez Reservation in Southern California continues to be developed by Calpine Corporation, a large California independent power Company. Adair International Oil & Gas, Inc. (AIGI.OB) through its subsidiaries Adair Power, LLC. is retained as a development consultant that will earn a developers fee to be paid at financial closing and at commercial operation, will earn a net cash flow royalty before interest, taxes and depreciation of 3.45% average over twenty (20) years, and has the right to purchase twenty (20%) percent of the power at a discount rate. It is anticipated that all permitting will be completed during 2002 and construction will commence shortly thereafter.

     During the fiscal year the exploration program in Block 20 operated initially by Adair Yemen Exploration Limited (a wholly owned subsidiary of AIGI) was approved by the partners, an aggressive exploration program was designed, which include the acquisition of 547 square kilometer of 3D seismic and drilling of two wells over the first three year exploration period. On May 12, 2001, Occidental Yemen Sabatain, Inc. was appointed as operator illegally by the operating committee (see legal ICC Arbitration comments by our lawyers). The
Exploration program progress is commencing on schedule and drilling is anticipated by the end of 2002.

     During the fiscal year 2001 the company singed a $5 million USD contract with the Republic of Congo to develop an Industrial Free Trade Zone that would utilize Natural Gas, the initial funding of $2 million USD scheduled for Q2 2002, with additional $3 million USD upon execution of an Industrial Partner in any of the Industrial sectors planned in the (IFTZ) for $500,000 USD per industrial sector. The contract was signed by the President of the Republic of Congo, President Denis Sassou-Nguesso and confirmed by the U.S. Ambassador In Congo

RESULTS  OF  OPERATIONS:

FISCAL YEAR ENDED DECEMBER 31, 2001 COMPARED TO the 7 month PERIOD ENDED DECEMBER 31, 2000 (SEVEN MONTHS):

     In fiscal 2001 versus 2000, revenues decreased from $1,187,869 to $807,695, a decrease of $380,174. Revenue from development fees decreased from $750,000 to zero in 2000 due to a one-time fee earned and recorded in 2000, while no fees were earned in 2001. Revenue from technical services increased from $322,680 in 2000, to $434,869 in 2001, an increase of $112,189. This increase was primarily the result of the 2001 period having twelve months, while the fiscal period ended December 31, 2000 had seven months. Consulting fees increased from $84,000 to $156,000, an increase of $72,000. Other revenues increased from $31,189 in 2000, to $216,826 in 2001, an increase of $185,637. This increase is primarily the result of an increase in fees earned by the Company's equipment sales division.

     Costs and Expenses - Expenses increased from $1,381,976 during the fiscal period ended December 31, 2000 to $3,260,885 for the year ended December 31, 2001, an increase of $1,878,909. There were several reasons for this increase. The fiscal 2001 period represents the twelve months ended December 2001, while the fiscal 2000 period represents the seven months ended December 2000. Salaries and wages paid in stock increased from $352,167 for 2000 to $1,201,500 due to an increase in personnel and related general and administrative expense from the Company's Adair Exploration and Superior Geophysical subsidiaries.

     Depreciation and depletion expense increased from $34,696 in 2000 to $146,106 in 2001, an increase of $111,410. This increase was due primarily to additional depreciable equipment associated with the establishment of the Company's Superior Geophysical subsidiary. Interest expense increased from $1,060 in fiscal 2000 to $35,217 in fiscal 2001. This increase of $34,157 is due primarily to an increase in interest bearing liabilities.


LIQUIDITY  AND  CAPITAL  RESOURCES:

     The Company expects that its existing cash reserves, cash flows from operations, partial project farm-ins, and other financing, if available, will be sufficient to cover the Company's ongoing cash requirements.

The Company incurred net operating losses since the fiscal year ended May 31, 1997 and currently has negative working capital. As a result of the Company's acquisition of interests in the Teayawa Energy Center, the Company has been actively engaged in obtaining financing to effect its plan to develop additional sites for gas-fired power plants and to proceed with its exploration projects. Additionally, the Company has the option to market a portion of its interest in the Yemen exploration project as an alternative source of funding. There is no assurance that the Company will be able to secure adequate financing or continue to sell stock to fund operations.


ITEM 7.     FINANCIAL STATEMENTS

     The information required hereunder is included in this report as set forth on pages 28 - 45.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As reported on a Form 8-K/A dated February 13, 2002, on February 4, 2002 the Company appointed the accounting firm of Malone & Bailey, PLLC. ("M&B") as independent accountants for fiscal 2001 to replace Jackson & Rhodes, P.C. ("J&R"), effective with such appointment. The appointment was recommended and approved by the Board of Directors.

J&R reported on the Company's financial statements as of and for the periods ended May 31, 2000 and December 31, 2000. The reports of J&R for these periods did not contain any adverse opinion, disclaimer of opinion, or any other modification. There have been no disagreements between the Company and J&R, whether resolved or not resolved, on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved, would have caused them to make reference to the subject matter of the disagreement in connection with their report.

The Company initially appointed J&R on May 15,2000. From the appointment of J&R through their resignation on January 31, 2002, there have been no reportable events requiring disclosure under Item 304 of Regulation S-B.

                                    PART III


ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The following table sets forth the directors and executive officers of the Company.

     Name               Age          Title
     ----               ---          -----

     John W. Adair      59          Chairman of Board, Chief Executive Officer
                                       and  Director

     Jalal Alghani      42          Chief Financial Officer and Director


     Directors are elected annually and hold office until the next annual meeting of the stockholders of the Company or until their successors are elected and qualified. Officers serve at the discretion of the Board of Directors. There is no family relationship between or among any of the directors and executive officers of the Company.


BIOGRAPHIES

     Mr. Adair has been a Director and the CEO of the Company since 1997. Prior to his joining the Company in 1997, he served as the President and Chief Executive Officer of Dresser Engineering Co., a Company which specializes in oil and gas engineering services world-wide.

     Mr. Alghani has been a Director of the Company since 1997. Prior to his joining the Company in 1997, he served as vice president of sales and marketing of Dresser Engineering Co. from 1995 to 1997. Since 1998 Mr. Alghani has served as an executive officer of Adair Oil International, Inc.

SECTION  16(A)  BENEFICIAL  OWNERSHP  REPORTING  COMPLIANCE

     JOHN W. ADAIR, JALAL ALGHANI, AND RICHARD G. BOYCE EACH FAILED TO FILE FORM 4 REPORTS DURING THE LAST FISCAL YEAR CONCERNING RECEIPT OR RESTRICTED COMMON STOCK RECEIVED AS COMPENSATION FROM THE COMPANY.


ITEM 10.     EXECUTIVE  COMPENSATION

DIRECTOR  COMPENSATION

     The Company does not currently pay any cash director's fees, but it pays the expenses, if any, of its directors in attending board meetings. The three Directors of the Company are also Executive Officers of the Company. These persons receive restricted stock as compensation. See: Executive Compensation.


EXECUTIVE  COMPENSATION

     Beginning in January 2001, the Company agreed to pay John W. Adair and Jalal Alghani each a salary of $20,000 per month equivalent with restricted common stock. Since that time Mr. Adair and Mr. Alghani have been paid in restricted common stock of the Company. Compensation awards are based on the market prices of the common stock on the grant dates. As noted in Item 4 above, Mr. Boyce resigned at the shareholders meeting of June 15, 2001. Mr. Roberts resigned in January 2001. Executives have no 401(k) or insurance plan through the Company.

EXECUTIVE  COMPENSATION

     Beginning in January 2001, the Company agreed to pay John W. Adair and Jalal Alghani each a salary of $20,000 per month equivalent with restricted common stock. Since that time Mr. Adair and Mr. Alghani have been paid in restricted common stock of the Company. Compensation awards are based on the market prices of the common stock on the grant dates. As noted in Item 4 above, Mr. Boyce resigned at the shareholders meeting of June 15, 2001. Mr. Roberts resigned in January 2001. Executives have no 401(k) or insurance plan through the Company.

The following table reflects executive officer compensation for services to the Company for the year ended December 31, 2001, the fiscal period ended December 31, 2000 (7 months), and the fiscal year ended May 31, 2000:

                           SUMMARY COMPENSATION TABLE
                           --------------------------

                     ANNUAL  COMPENSATION      LONG TERM COMPENSATION
                 ----------------------------  ----------------------
OTHER                                   ALL
NAME  AND                              ANNUAL RESTRICTED SECURITIES            OTHER
PRINCIPAL                              COMPEN-  STOCK    UNDERLYING    LTIP    COMPEN-
POSITION    YEAR     SALARY      BONUS  SATION  AWARDS  OPTIONS/SARS  PAYOUTS  SATION
---------   ----  -------------  -----  ------  ------  ------------  -------  ------
John W.     2001  $ 240,000 (1)    --     --     --          --          --      --
Adair    12/2000  $  70,000 (2)    --     --     --          --          --      --
CEO       5/2000  $ 120,000 (3)    --     --     --          --          --      --

Jalal       2001  $ 240,000 (1)    --     --     --          --          --      --
Alghani  12/2000  $  70,000 (2)    --     --     --          --          --      --
CFO       5/2000  $ 120,000 (3)    --     --     --          --          --      --

Earl K.     2001  $ 105,000 (1)    --     --     --          --          --      --
Roberts  12/2000  $  70,000 (2)    --     --     --          --          --      --
          5/2000  $ 120,000 (3)    --     --     --          --          --      --

Richard G. 2001  $  55,000 (1)      --     --     --          --         --      --
Boyce   12/2000  $  70,000 (2)      --     --     --          --         --      --
(Former President of Adair Exploration, Inc.)

----------------------------
(1) Paid in-kind with shares of restricted stock: 1,818,518 for Mr. Adair, 1,818,518 for Mr. Alghani, 745,029 for Mr. Roberts, and 187,795 shares for Mr. Boyce.

(2) Paid in-kind with shares of restricted stock: 145,487 for Mr. Adair, 145,487 for Mr. Alghani, 145,487 for Mr. Roberts, and 145,487 shares for Mr. Boyce.

(3) Paid in-kind with shares of restricted stock: 474,090 for Mr. Adair, 474,090 for Mr. Alghani and 474,090 shares for Mr. Roberts.

ITEM  11.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of March 25, 2002, with respect to the beneficial ownership of shares of Common Stock by (i) each person who is known to the Company to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each executive officer of the Company and (iv) all executive officers and directors of the Company as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown.

NAME AND ADDRESS OF                  BENEFICIAL      TITLE OF     PERCENT
BENEFICIAL OWNER                     OWNERSHIP        CLASS      OF CLASS
-------------------------------------------------------------------------
John W. Adair                       10,400,101     Common Stock      7.8%
3000 Richmond, Suite 100
Houston, Texas 77098

Jalal Alghani                       10,384,000(1)  Common Stock      7.8%
3000 Richmond, Suite 100
Houston, Texas 77098

All directors and executive         20,784,101     Common Stock     15.6%
officers  as a group (2) persons)
---------------------------------

(1) Includes 8,724,005 shares owned directly, and 1,659,995 shares owned indirectly through a trust for the benefit of the daughter of Mr. Alghani.

     As of the date of this report, the Company knows of no arrangement or understanding that will result in a change of control within the Company.


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


ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(A)     EXHIBITS

EXHIBIT
NUMBER        DESCRIPTION
-----------   ---------------

None



----------------------
*  (1)


(B)   REPORTS  ON  FORM  8-K

      On February 13, 2002, the Company filed a Form 8-K/A which described a change in the Registrant's Certifying Accountants, March 13, 2002.

     SIGNATURES

In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 15, 2002.

                              ADAIR  INTERNATIONAL  OIL  AND  GAS,  INC.



                                   ------------------------------
                                   By:  /s/  John  W.  Adair
                                   John  W.  Adair
                                   Chairman  of  the  Board,  Director  and
                                   Chief  Executive  Officer


     Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated:


Signature                     Title                           Date
---------                     -----                           ----


-------------------
/s/  John  W.  Adair          Director  and                   April  15,  2002
John  W.  Adair               Chairman  of  the  Board  and
                              Chief  Executive  Officer


-------------------
/s/  Jalal  Alghani           Director  and                      April  15, 2002
Jalal  Alghani                Chief  Financial  Officer

FINANCIAL  STATEMENTS
(RE:  PART  II.  ITEM  7.)

             ADAIR INTERNATIONAL OIL AND GAS, INC. AND SUBSIDIARIES
                                TABLE OF CONTENTS
                           DECEMBER 31, 2001 AND 2000



     Independent  Auditors'  Reports                                   29-30

     Consolidated  Balance  Sheets                                        31

     Consolidated  Statements  of  Operations                             32

     Consolidated  Statements  of  Changes  in  Shareholders'  Equity     33

     Consolidated  Statements  of  Cash  Flows                            34

     Notes  to  Financial  Statements                                  35-45

                          INDEPENDENT AUDITORS' REPORT



Board  of  Directors
Adair  International  Oil  &  Gas,  Inc.
Houston,  TX

We have audited the accompanying consolidated balance sheet of Adair International Oil & Gas, Inc. and subsidiaries as of December 31, 2001, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Adair International Oil & Gas, Inc. and subsidiaries as of December 31 2001, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.




Malone  &  Bailey,  PLLC
www.malone-bailey.com


Houston,  Texas
April  7,  2002

                          INDEPENDENT AUDITORS' REPORT



Board  of  Directors
Adair  International  Oil  &  Gas,  Inc.

We have audited the accompanying consolidated balance sheet of Adair International Oil & Gas, Inc. and subsidiaries as of December 31, 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for the transitional seven month period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Adair International Oil & Gas, Inc. and subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for the period then ended in conformity with accounting principles generally accepted in the United States of America.





                             Jackson & Rhodes, P.C.



Dallas,  Texas
March  30,  2001

              Adair International Oil & Gas, Inc. and Subsidiaries
                          Consolidated Balance Sheets
                                December 31, 2001

                                                   2001           2000
                                               -------------  -------------
Assets
Current assets:
Cash and cash equivalents                      $      5,103   $     30,195
   Accounts receivable                            2,000,000         36,100
   Other current assets                              25,000         13,689
                                               -------------  -------------
     Total currents assets                        2,030,103         79,984

Investment - letter of credit deposit               855,786              -

Property and equipment:
   Oil and gas properties and equipment
     under the full cost method                   7,794,444      7,262,348
   Furniture and equipment                          997,981        289,244
                                               -------------  -------------
                                                  8,792,425      7,551,592
Less accumulated depreciation                      (269,147)      (123,041)
                                               -------------  -------------
     Net property and equipment                   8,523,278      7,428,551

Other Assets:
   Geophysical data and
     intellectual property                        1,578,208      1,583,362
   Other                                                  -          7,456
                                               -------------  -------------
     Total other assets                           1,578,208      1,590,818

                                               -------------  -------------
                                               $ 12,987,375   $  9,099,353
                                               =============  =============

Liabilities and Shareholders' Equity

Current liabilities:
   Accounts payable                            $    522,256   $    107,042
   Current portion of notes payable                  55,000              -
   Current portion of capital leases                203,429          4,868
   Unearned revenue                               2,000,000              -
   Taxes payable                                     80,539          8,494
                                               -------------  -------------
     Current liabilities                          2,861,224        120,404

Non-current liabilities:
   Notes payable                                    394,608              -
   Non-current portion of capital leases                  -         11,332
                                               -------------  -------------
 Total non-current liabilities                      394,608         11,332

Commitments and contingencies

Shareholders' equity:
   Common stock, without par, 150,000,000        23,548,859     20,142,182
     Shares authorized.  97,080,295
     And 68,391,460 shares outstanding at
     December 31, 2001 and 2000, respectively
   Accumulated deficit                          (13,817,316)   (11,174,565)
                                               -------------  -------------
     Total shareholders' equity                   9,731,543      8,967,617
                .                               .         .    .         .
                                               -------------  -------------
                                               $ 12,987,375   $  9,099,353
                                               =============  =============

          See accompanying notes to consolidated financial statements.

              Adair International Oil & Gas, Inc. and Subsidiaries
                      Consolidated Statements of Operations
      Year ended December 31, 2001 and seven months ended December 31, 2000

                                               2001        2000   .
                                           ------------  ------------
Revenues:
   Development fees                        $         -   $   750,000
   Technical services                          434,869       322,680
   Consulting fees                             156,000        84,000
   Other revenue                               216,826        31,189
                                           ------------  ------------
                                               807,695     1,187,869

Costs and expenses:
   General and administrative -
     General and administrative              1,720,828       737,269
     Salaries and wages paid in stock        1,201,500       352,167
     Other expenses paid in stock              278,254       256,784
   Depreciation and depletion                  146,106        34,696
   Interest expense                             35,217         1,060
   Other expenses                               78,980             -
                                           ------------  ------------
                                             3,460,885     1,381,976

Interest and other income                       10,439         4,148
                                           ------------  ------------

Net loss                                    (2,642,751)     (189,959)
                                           ------------  ------------

Earnings per share:

   Net loss per share - Basic and diluted  $    ( 0.03)  $    ( 0.00)

   Weighted average shares outstanding      83,575,973    66,435,396

    See accompanying notes to consolidated financial statements.

                     Adair International Oil & Gas, Inc. and Subsidiaries
                  Consolidated Statements of Changes in Shareholders' Equity
             Year ended December 31, 2001 and seven months ended December 31, 2000


                            Common Stock          Accumulated
                         Shares        Amount       Deficit         Total
                      -----------  -----------  --------------  -------------
May 31, 2000           64,381,625  $19,073,136  $ (10,984,606)  $  8,088,530

Issuances of shares-

   For cash             2,528,229      344,410              -        344,410

   For Company
     Obligations        1,481,606      608,951              -        608,951

   Stock options
     for services               -      115,685              -        115,685

Net loss                        -            -       (189,959)      (189,959)
                      -----------  -----------  --------------  -------------

December 31, 2000      68,391,460   20,142,182    (11,174,565)     8,967,617

Issuances of shares:

   For cash            11,496,431    1,926,923              -      1,926,923

        For salaries   10,745,060    1,201,500              -      1,201,500

   Other Company
     obligations        6,447,344      278,254              -        278,254

Net loss                        -            -     (2,642,751)    (2,642,751)
                      -----------  -----------  --------------  -------------

December 31, 2001      97,080,295  $23,548,859  $ (13,817,316)  $  9,731,543

          See accompanying notes to consolidated financial statements.


Adair  International  Oil  &  Gas,  Inc.  and  Subsidiaries
Consolidated  Statements  of  Cash  Flows
Year  ended  December  31,  2001  and  seven  months  ended  December  31,  2000




Cash flows from operating activities:
                                                   2001        2000  .
                                               ------------  ----------
Net loss                                       $(2,642,751)  $(189,959)

Adjustments to reconcile net loss to net
   cash provided by operating activities:
   Depreciation and depletion                      146,106      34,696
   Issuance of stock for expenses                1,479,754     724,636
   Changes in working capital accounts:
     Accounts receivable                        (1,963,900)    (12,100)
     Unearned revenue                            2,000,000           -
     Accounts payable                              415,214      15,050
     Taxes payable                                  72,045     (33,338)
     Other                                           1,299      (2,340)
                                               ------------  ----------
   Total adjustments                             2,150,518     726,604
                                               ------------  ----------

   Net cash provided by (used in)
operating activities                              (492,233)     536,645

Cash flows from investing activities:

Purchase of oil and gas property                  (532,096)   (862,348)
Purchase of property and equipment                (708,737)    (19,566)
Purchase of pledged investment account            (855,786)          -
                                               ------------  ----------

   Net cash used in investing activities        (2,096,619)   (881,914)

Cash flows from financing activities:

Capital leases payable                             187,229      16,200
Common shares issued for cash                    1,926,923     344,410
Borrowings under note and credit agreements        449,608           -
                                               ------------  ----------

   Net cash provided by financing activities     2,563,760      360,610
                                               ------------  ----------

   Net change in cash and cash equivalents         (25,092)     15,341


Cash and cash equivalents:

   Beginning of the period                          30,195      14,854
                                               ------------  ----------

   End of period                               $     5,103   $  30,195
                                               ------------  ----------
  Supplemental Cash Flow information
     Interest paid                             $         -   $       -
     Income taxes paid                         $         -   $       -

See accompanying notes to consolidated financial statements.


             ADAIR INTERNATIONAL OIL AND GAS, INC. AND SUBSIDIARIES
                   NOTES TO Consolidated FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


Note  1.     Summary  of  Significant  Accounting  Policies
------------------------------------------------------

Basis of Presentation -- Adair International Oil and Gas, Inc., ("the Company") was incorporated under the laws of the state of Texas on November 7, 1980. The consolidated financial statements include the accounts of Adair International Oil and Gas, Inc. and its wholly owned subsidiaries, Adair Exploration, Inc., Adair Yemen Exploration Limited, Superior Geophysical Inc, and Adair Colombia Oil and Gas, S.A. ("The Company") All material inter-Company balances and transactions have been eliminated, as necessary, in consolidation.

Cash and cash equivalents -- The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Oil and Gas Properties -- The Company follows the full cost method of accounting for its oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including directly related overhead costs, are capitalized. All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects are not amortized until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is deducted from the capitalized costs to be amortized, and recorded in an impairment expense

In addition, the capitalized costs are subject to a "ceiling test" which limits such costs to the aggregate of the "estimated present value" discounted at a 10-percent interest rate of future net revenues from proved reserves, based on current economic and operating conditions, plus the lower of cost or fair market value of unproved properties. Depletion of oil and gas properties is computed using all capitalized costs and estimated future development and abandonment costs, exclusive of oil and gas properties not yet evaluated, on a unit of production method based on estimated proved reserves.

Property and equipment -- The cost of other categories of property and equipment are capitalized at cost and depreciated using the "straight-line" method over their estimated useful lives for financial statement purposes as follows:
Furniture / office equipment - 7 years; Computer software / equipment 5 - years.

Depreciation and amortization expense for the year ending December 31, 2001 and seven months ended December 31, 2000 was $146,106 and $34,696, respectively.

Geophysical data and intellectual property -- The carrying value of the geophysical data and intellectual property acquired in the acquisition of Partners In Exploration, as described in Note 2 below. It is the policy of the Company to carry these as other assets until such time as the Company is engaged in an exploration activity or under contract for geophysical analysis which utilizes specific proprietary data. At such time the asset would be classified as either costs as those incurred under the full cost method of accounting for oil and gas properties or costs incident to geophysical analysis contracts. As described below, the Company signed a production sharing agreement subsequent to the balance sheet date to which a significant portion of the acquired geophysical data and intellectual property will be utilized.

             ADAIR INTERNATIONAL OIL AND GAS, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


Note  1.     Summary  of  Significant  Accounting  Policies  (Continued)
------------------------------------------------------------------

Income Taxes -- The Company accounts for income taxes pursuant to the asset and liability method of computing deferred income taxes. Deferred tax assets and liabilities are established for the temporary differences between the financial reporting bases and the tax bases of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. When necessary, valuation allowances are established to reduce deferred tax assets to the amount expected to be realized. No provision is made for current or deferred income taxes because the Company has an excess net operating loss carry-forward.

Earnings Per Share -- Basic earnings per share are computed by dividing earnings
(loss) by the weighted average number of common shares outstanding adjusted for conversion of common stock equivalents, where applicable, outstanding during the period. The Company had no stock options or other common stock equivalents outstanding as of December 31, 2001 or for the year then ended.

Use of Estimates -- Management uses estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates. In 2001 and 2000 the management estimated sales prices, costs, and statutory income tax rates in calculating future net cash flows of proven oil and gas reserves.


Note  2.     Acquisition  of  Subsidiary
-------------------------------------

On February 1, 2000,. The Company acquired 100% of the outstanding common stock of Partners In Exploration, Inc. (PIE). Coincident with the acquisition of PIE, the name of Partners In Exploration, Inc. was changed to Adair Exploration, Inc. (Exploration). The financial results of Exploration are consolidated into the Company's financial statements effective on the date of acquisition.

The acquisition of PIE was accounted for under the purchase method of accounting. Under purchase accounting, the total purchase price was allocated to the tangible and intangible assets and liabilities of PIE based upon their respective fair values as of the closing date based upon evaluations and other analyses. Pursuant to this acquisition, the Company conveyed 4,200,000 shares of restricted common stock to Mr. Richard Boyce for all of the outstanding shares of PIE. The assets of Exploration included extensive 2D seismic data well reports, and a regional database encompassing the Company's Yemen concession; 2D seismic data, gravity data, technical reports, and regional geologic data in Eritrea; and 3D seismic data on other geological data encompassing part of West Texas. Exploration also had an equal interest with the Company in a signed Memorandum of Understanding (MOU) with regard to the exploration of Block 20 in the Republic of Yemen.

The  allocation  of  purchase  price  was  follows:
     Geophysical  data  and  intellectual  property                 $  4,978,208
     Software,  equipment,  and  office  furniture  and  fixtures         92,273
                                                                    ------------
     Purchase  price  allocable  to  assets acquired                $  5,070,481
                                                                    ============

             ADAIR INTERNATIONAL OIL AND GAS, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


NOTE 3.  Oil  and  Gas  Properties
----------------------------------

Columbia - At December 31, 2001, the Company's Chimichagua gas field contained proven non-producing gas reserves as described in the Note titled, "Supplemental Oil and Gas Disclosures." This prospect has a cost basis of $3,000,000 and was purchased in fiscal 1997 by issuing 6,000,000 common shares valued at $0.50 per share.

The Company has identified several options for the Columbia investment. One option involves Adair supplying gas to fuel a power plant providing revenues under a long-term gas purchase contract. Realization of the value of reserves is contingent upon the Company concluding an agreement to construct a power plant utilizing gas from the field. Another option involves selling the Company's interest in Columbia for cash, trade or other consideration.

Yemen - The Company's interest in the Republic of Yemen consist of an interest in Sabatain Block 20. Adair Yemen was designated as the original operator for the contractor group. The initial work program will focus on acquiring the 3D seismic data. This new technology has greatly improved the probability of success for drilling and reservoir mapping. Existing pipelines and production infrastructure will be utilized to allow for early production exports and timely cash flow.


NOTE  4.     Non-monetary  Stock  Transactions
-------------------------------------------

Included in the Company's consolidated statement of operations for the periods ended December 31, 2001 and 2000, were expenses that were paid with Company stock. The Company issued stock in lieu of cash in transactions summarized as follows for the year ended December 31, 2001 and seven months ended December 31, 2000:

     Nature of transaction                     2001                    2000
                                      -----------------------  ---------------------
                                         Shares      Amount      Shares      Amount
                                      ----------  -----------  ----------  ---------
Salaries                              10,745,060  $1,201,500      925,508  $ 352,167
Other costs and expenses               6,447,344     278,254      556,098    256,784
                                      ----------  -----------  ----------  ---------
                                      17,192,404  $ 1,479,754   1,481,606  $ 608,951
                                      ==========  ===========  ==========  =========


Included in the 2001 share amount listed under "Other costs and expenses" above are 4,000,000 shares granted to officers of the Company. These shares were granted as consideration for the officers' personal guarantees on certain liabilities of the Company. These shares have a two-year holding period.

             ADAIR INTERNATIONAL OIL AND GAS, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


NOTE  5.     Revenues
--------------------

Development fees - The development fee recorded in the fiscal period ended December 31, 2000, represents a prospect bonus paid to Adair Yemen under the terms of the Participation Agreement signed by the prospect partners.

Technical fees - These amounts primarily represent technical service fees earned by the Company as a result of providing professional / operational services to the joint venture

     The Company received a monthly retainer of $12,000 per month as part of the Teayawa Energy Center (TEC) Site Development Agreement. This amount was recorded on the Company's Statement of Operations under "Consulting fees" and represents compensation for the time Company personnel spent in the development period. This Development Agreement was signed with Calpine Corporation on November 30, 1999 and had a payment term of 24 months.

     Other revenue - Other miscellaneous revenue consists of non-recurring transactions. The amount recorded in 2001 primarily consists of $195,000 of revenue associated with various sales of oilfield equipment.


NOTE  6.   Income  Taxes
------------------------

Presented below are the differences between the effective rates presented for financial statement purposes and the amounts which would be determined by applying the statutory federal rates to earnings before provision for federal income taxes for the year ended December 31, 2001 and seven months ended December 31, 2000,:

                                                   December  31,
                                         ----------------------------------
                                            2001                   2000
                                         -----------           ------------
Federal  income  tax  at statutory rate  $  (660,535)          $    (66,000)
Valuation  allowance                         660,535                 66,000
                                         -----------           ------------
Income  tax  expense                     $         -           $          -
                                         ===========           ============

The  sources  of  deferred  tax  assets  are  as  follows:

                                                 Years  ended  May  31,
                                               --------------------------
                                                   2001         2000
                                               -------------  -----------
Effect  of  net  operating  losses                1,942,751    1,225,547
Valuation  allowance                             (1,942,751)  (1,225,547)
                                               -------------  -----------
Deferred  tax  assets                          $          -   $        -
                                               =============  ===========


Deferred tax assets result from net operating losses in 1998 forward. Net operating losses incurred in 1997 and prior no longer exist because of a greater than 50% ownership change in 1997. Unused net operating losses may be carried forward for 20 years from the year incurred and affect future income. Because of the uncertainty of realization, a valuation allowance equal to the deferred tax asset was established by management.

NOTE 7 - COMMON STOCK

During 2001, the Company issued 11,496,431 shares of common stock for cash of $1,926,923.

During 2001, the Company issued 17,192,404 common shares for salaries, consulting fees and commission and other services. The Common shares were issued as follows:

     - The Company issued 1,818,518 common shares to its CEO in lieu of his 2001 salary of $240,000.

     - During 2001, the Company issued 1,191,159 common shares to its CEO as compensation for the CEO providing free trading shares to the Company for sale to outside investors.

     - The Company issued 2,000,000 shares valued at $100,000 to its CEO for his personal guarantee of Company obligations.

     - The Company issued 1,818,518 common shares to its CFO in lieu of his 2001 salary of $240,000.

     - During 2001, the Company issued 687,500 common shares to its CFO as compensation for the CFO providing free trading shares to the Company for sale to outside investors.

     - The Company issued 2,000,000 shares valued at $100,000 to its CFO for his personal guarantee of Company obligations.

     - The Company issued 932,824 common shares to other former officers in lieu of their salaries of $160,000.

The  Company  has 2,957,768 shares of common stock that are held at the Company.
The Company does not include these shares as issued and outstanding until such shares are sold.

             ADAIR INTERNATIONAL OIL AND GAS, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

Note  8.     Commitments  and  Contingencies
--------------------------------------------

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

The Participation Agreement was signed by the Parties on March 31,2000. The agreement provides for the general financial arrangements among the parties with regard to the PSA and other joint management and operating agreements. The basic financial provisions of all the agreements are discussed below.

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

             ADAIR INTERNATIONAL OIL AND GAS, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

Note  8.     Commitments  and  Contingencies  (continued)
---------------------------------------------------------
Under the terms of the Participation Agreement signed by the Parties, Adair Yemen is to receive a prospect bonus of $750,000 from Occidental within ten days of the effective date. Under the terms of the joint operating and management agreements among the Parties, Adair Yemen is to be the operator in the exploration phase. As such, Adair Yemen is to receive a general and administrative fee based on a percentage of the total work program expenditures on an annual basis. The annual percentages and amounts are 4% on the first $5,000,000, 2% on the second $5,000,000, and 1% of annual amounts in excess of $10,000,000.

Adair Exploration, Inc., will provide technical services to the Parties as part of the work program while Adair Yemen is operator. This phase of the program is projected to last for a period of approximately 18 to 24 months to commerciality, at which time Occidental will become the operator.

Legal  Proceedings  for  the  Year  Ending  December  31,  2001
---------------------------------------------------------------
The Company is a party to various claims and litigation. Although no assurances can be given, the Company believes, based on its experience to date, that the ultimate resolution of such items, individually or in the aggregate, will not have a material adverse impact on the Company's financial position or results of operations.

Steven R. Hill V. Adair International Oil and Gas, Inc - The Company was named as a defendant in the matter of Steven R. Hill v. Adair International Oil and Gas, Inc., 200-12086. 129tj Judicial District Court, Harris County, Texas. This lawsuit has been settled on confidential terms.

Pace Global Energy Services, LLC v. Adair International Oil & Gas, Inc., Cause No. 02-133-A, United States District Court, Eastern District of Virginia, Alexandria Virginia. In February 2002, Pace Global sued Adair International Oil & Gas, Inc. in Federal District Court in the Eastern District of Virginia. Adair International Oil and Gas has settled its contractual dispute with Pace Global, LLC by agreeing to pay Place Global, LLC for services previously rendered on the basis of a monthly payment plan. As part of the resolution of their dispute, Pace Global has agreed to assist Adair International in any negotiations with Calpine regarding the Teayawa project.

Adair Exploration, Inc. and Adair Yemen Exploration, Ltd. v. Occidental Oil and Gas Corporation, Richard G. Boyce, Gene L. Ackerman, and David C. Crandall. Adair's wholly owned subsidiaries, Adair Exploration, Inc. (``AEI'') and Adair Yemen Exploration, Limited (``AYEL'') filed a lawsuit in a Texas State District Court in Houston, Texas against Occidental Oil and Gas Corporation (``Occidental''), and several former employees: Richard G. Boyce, Gene L. Ackerman, and David C. Crandall. The lawsuit alleges that breaches of fiduciary duties and usurpation of corporate opportunities as well as other civil wrongs were committed by the former employees. Additionally, Occidental allegedly conspired with them to harm AEI and AYEL. The former employees were involved in AYEL's participation in an extremely valuable oil and gas concession known as Block 20 in the Republic of Yemen, consisting of the right and obligation to explore and develop oil and gas in some 500,000 acres. The concession has the potential for discovery and production of hundreds of millions of barrels of oil. A different Occidental subsidiary has initiated an arbitration in Paris, France regarding Block 20. The lawsuit alleges that the former employees attempted to take advantage of opportunities for their own benefit in Yemen instead of for the benefit of the Company as they should have been doing. Additionally, the lawsuit alleges that Occidental and some of the former employees interfered with AYEL's and AEI's business relationships with its contractors and employees. The lawsuit claims damages in the hundreds of millions of dollars. This lawsuit was removed to Federal Court in the Southern
District of Texas by defendants and has been stayed pending the outcome of the arbitration proceedings discussed below.

Occidental Yemen Sabtain, Inc. and Saba Yemen Oil Company v. Adair Yemen Exploration, Ltd. Adair Yemen Exploration, Ltd. (a wholly owned subsidiary of the Company), was named as the Respondent in the matter of Occidental Yemen Sabatain, Inc. ('OXY") and Saba Yemen Oil Company Ltd. ("SABA") v. Adair Yemen Exploration, Ltd. ("AYEL") in a Request for Arbitration filed with the International Chamber of Commerce in Paris, France on July 10, 2001. The Claimants, OXY and SABA, are claiming that AYEL breached various agreements to which OXY, SABA and AYEL are parties. AYEL responded to the Request for Arbitration and presented a vigorous defense and presented counter-claims against OXY and SABA for their breaches of the agreements in dispute. Additionally, the Company and AYEL anticipate raising cross-claims against the Ministry of Oil and Mineral Resources ("MOMR") for its various violations of Yemen Law and agreements between AYEL and The Ministry. Although the arbitration is in a preliminary stage, the Company believes that AYEL has viable defenses to the Claimants's claims, that the likelihood of an unfavorable outcome is low and that AYEL may obtain damages for Claimant's and the Ministry's violations of AYEL's legal and contractual rights.

Briar  Patch  Partners,  Ltd.  v.  Adair  International  Oil  & Gas, Inc., Adair
Exploration, Inc., Partners In Exploration, Inc., Partners In Exploration, L.L.C., and Richard G. Boyce The Company was named as a defendant in the matter of Briar Patch Partners, Ltd. v. Adair International Oil & Gas, Inc., Adair Exploration, Inc., Partners In Exploration, Inc., Partners In Exploration, L.L.C., and Richard G. Boyce, CAUSE NO. 01-06351, 95th Judicial District Court, Dallas County, Texas. The landlord holding the lease on the property where Adair Exploration, Inc. was formerly located has filed a lawsuit against the Company regarding the failure of the lessee, PIE and Mr. Boyce, to pay the rent as well as other related claims. The Company is not the lessee and never agreed to assume the lease and is not liable for any rentals now due. The Company is vigorously defending this lawsuit and anticipates that its defenses to this lawsuit shall ultimately prevail.

Adair International Oil & Gas, Inc. v. Richard G. Boyce and Larry Swift. The Company filed a lawsuit against Messrs. Boyce and Swift in the 55th Judicial District Court in Harris County, Texas, Cause No. 2001-63909. The Company sued Messrs. Boyce and Swift for defamation, tortious interference, conversion, breach of fiduciary duty and conspiracy. Messrs. Boyce and Swift have filed answers denying the Company's allegations. Mr. Boyce filed a counterclaim claiming defamation by the Company against Mr. Boyce. The Company believes that these individuals have improperly damaged the Company in its relationships with its shareholders, its customers, its business partners, and with the public generally. Although the lawsuit is in a preliminary stage, the Company believes that the likelihood of an unfavorable outcome is low and that it may obtain damages from Messrs. Boyce and Swift.

The nature of the Company's operations exposes it to various potential legal risks.

             ADAIR INTERNATIONAL OIL AND GAS, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


Lease  Commitments
------------------
     The Company leases property and equipment under various operating leases. Aggregate minimum lease payments under existing non-capitalized long-term leases are estimated to be $216,897, $220,867, $221,331, $200,031, and $127,075 for the
years  2002-2006,  respectively.


Concentrations
--------------

The Company maintains a cash balance at a financial institution. At certain times, the Company's cash balances exceed the federally insured amounts. The Company has not experienced losses relating to its cash.


NOTE  9  -  SUPPLEMENTARY  OIL  AND  GAS  INFORMATION  (UNAUDITED)
------------------------------------------------------------------

Costs Incurred and Capitalized Costs in Oil and Gas Producing Activities are as follows:

December  31,  2001
-------------------
                                       Yemen      Colombia     Total
                                     ----------  ----------  ----------
Oil and Gas Properties               $1,394,444  $3,000,000  $4,394,444

Geophysical data and other property   3,400,000           0   3,400,000

Less accumulated depletion
  And depreciation                            0           0           0
                                     ----------  ----------  ----------
 Capitalized costs, net               4,794,444   3,000,000   7,794,444
                                     ==========  ==========  ==========

December 31, 2000
-----------------
                                       Yemen      Colombia     Total
                                     ----------  ----------  ----------
Oil and Gas Properties               $  862,348  $3,000,000  $3,862,348

Geophysical data and other property   3,400,000           0   3,400,000

Less accumulated depletion
  And depreciation                            0           0           0
                                     ----------  ----------  ----------
 Capitalized costs, net              $4,262,348  $3,000,000  $7,262,348
                                     ==========  ==========  ==========

             ADAIR INTERNATIONAL OIL AND GAS, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


Presented below is a summary of proved reserves of the Company's oil and gas Properties.

                                          Year ended December 31, 2001
                                          -----------------------------
GAS (THOUSANDS OF CUBIC FEET)             Yemen   Colombia     Total
                                          -----  ----------  ----------
Proved reserves:
  Beginning of year                           0  22,150,000  22,150,000
                                          -----  ----------  ----------
     Acquisition, exploration and
       Development of minerals in place       0           0           0
     Revisions of previous estimates          0           0           0
     Production                               0           0           0
     Sales of mineral in place                0           0           0
                                          -----  ----------  ----------
  End of year                                 0  22,150,000  22,150,000
                                          =====  ==========  ==========

                                       Seven Months ended December 31, 2000
                                       ------------------------------------
GAS (THOUSANDS OF CUBIC FEET)             Yemen   Colombia     Total
Proved reserves:                          -----  ----------  ----------
  Beginning of year                           0  22,150,000  22,150,000
                                          -----  ----------  ----------
     Acquisition, exploration and
       Development of minerals in place       0           0           0
     Revisions of previous estimates          0           0           0
     Production                               0           0           0
     Sales of mineral in place                0           0           0
                                          -----  ----------  ----------
  End of year                                 0  22,150,000  22,150,000
                                          =====  ==========  ==========


STANDARDIZED  MEASURE  OF  DISCOUNTED  FUTURE NET CASH FLOWS AND CHANGES THEREIN
RELATING  TO  PROVED  OIL  AND  GAS  RESERVES:
                                                          2001
                                                          ----
(US  Dollars)                              Yemen          Colombia       Total
                                         ---------     ------------  -----------
Future  cash inflows                      $      0     $27,647,500  $27,647,500
Future production costs                          0      (8,000,000)  (8,000,000)
Future development costs                         0      (7,750,000)  (7,750,000)
Future income tax expenses                       0      (4,329,369)  (4,329,369)
                                         ---------     ------------  -----------
Future  net cash flows                           0       7,568,131    7,568,131
10  percent  annual  discount  for
  estimated timing of cash flows                 0      (4,086,791)  (4,086,791)
                                         ---------     ------------  ----------
Standard  measure  of  discounted
  Future  net cash flows                  $      0     $ 3,481,340   $3,481,340
                                         =========     ============  ==========

             ADAIR INTERNATIONAL OIL AND GAS, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

                                                          2000
                                                          ----
                                          United
                                          States         Colombia       Total
                                         ---------     ------------  -----------
                                                       (US  Dollars)
Future  cash inflows                      $      0     $27,647,500  $27,647,500
Future production costs                          0      (8,000,000)  (8,000,000)
Future development costs                         0      (7,500,000)  (7,500,000)
Future income tax expenses                       0      (4,008,675)  (4,008,675)
                                         ---------     ------------  -----------
Future  net cash flows                           0       8,138,825    8,138,825
10  percent  annual  discount  for
  estimated timing of cash flows                 0      (4,394,965)  (4,394,965)
                                         ---------     ------------  ----------
Standard  measure  of  discounted
  Future  net cash flows                  $      0     $ 3,743,860   $3,743,860
                                         =========     ============  ==========


The following are the principal sources of changes in the measure of discounted future net cash flows during 2001 and 2000:


                                                         2001
                                            Yemen        Colombia      Total
(US  Dollars)                             ----------   ------------  -----------
Balance  at  beginning  of  year           $     0     $ 3,743,860   $ 3,743,860

Acquisitions,  discoveries and extension         0               0            0
Sales  and  transfers  of  oil  and  gas
  produced,  net  of  production  costs          0               0            0
Changes  in  estimated  future
  development costs                              0        (250,000)    (250,000)
Net changes in prices, net of production
  costs                                          0               0            0
Sales  of  reserves  in  place                   0               0            0
Development costs incurred during the
  period                                         0               0            0
Changes  in production rates and other           0               0            0
Revisions  of  previous  estimates               0               0            0
Accretion  of  discount                          0         308,174      308,174
Net  change  in  income  taxes                   0        (320,694)    (320,694)
                                        ----------    ------------  -----------
Balance  at end of year                 $        0     $ 3,481,340  $ 3,481,340
                                        ==========    ============  ===========

             ADAIR INTERNATIONAL OIL AND GAS, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


                                                       2000
                                            Yemen        Colombia      Total
(US  Dollars)                             ----------    ------------ ----------
Balance  at  beginning  of  year           $     0     $ 3,986,920   $3,986,920

Acquisitions,  discoveries and extension         0               0            0
Sales  and  transfers  of  oil  and  gas
  produced,  net  of  production  costs          0               0            0
Changes  in  estimated  future
  development costs                              0        (335,320)    (335,320)
Net changes in prices, net of production
  costs                                          0               0            0
Sales  of  reserves  in  place                   0               0            0
Development costs incurred during the
  period                                         0               0            0
Changes  in production rates and other           0         101,084      101,084
Revisions  of  previous  estimates               0               0            0
Accretion  of  discount                          0         285,331      285,331
Net  change  in  income  taxes                   0        (294,155)    (294,155)
                                        ----------    ------------   -----------
Balance  at end of year                 $        0     $ 3,743,860   $3,743,860
                                        ==========    ============   ===========