Form 10QSB
period 2002-03-31
ADAIR INTERNATIONAL OIL & GAS INC
filed 2002-05-15
CIK 355300

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 2002.

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



The aggregate market value of Common Stock held by non-affiliates of the registrant at May 10, 2002, based upon the last closing price on the OTCBB, was $2,677,883. As of May 10, 2002, there were 133,894,131 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format:     [ ] Yes     [X] No

             ADAIR INTERNATIONAL OIL AND GAS, INC. AND SUBSIDIARIES
                                TABLE OF CONTENTS
                                 MARCH 31, 2002



PART I - FINANCIAL INFORMATION

     ITEM 1. Financial Statements.

             Consolidated Balance Sheets
             March 31, 2002 (unaudited) and December 31, 2001 . . . . .        2

             Consolidated Statements of Operations (unaudited)
             Three months ended March 31, 2002 and 2001 . . . . . . . .        3

             Consolidated Statement of Changes in Shareholders' Equity
             Three months ended March 31, 2002 (unaudited). . . . . . .        4

             Consolidated Statements of Cash Flows (unaudited)
             Three months ended March 31, 2002 and 2001 . . . . . . . .        5

             Notes to Consolidated Financial Statements (unaudited) . .   6 - 11

     ITEM 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations. . . . . . . . . . . . 12 to 15



PART II - OTHER INFORMATION
     ITEM 1. through ITEM 6 . . . . . . . . . . . . . . . . . . . . . .       15

     SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . .       16


PART I - FINANCIAL INFORMATION


              Adair International Oil & Gas, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                      March 31, 2002 and December 31, 2001



                                                    2002            2001
                                               -------------  -------------
ASSETS                                           (Unaudited)
Current assets:
   Cash and cash equivalents                      $  12,960   $      5,103
   Accounts receivable                            2,000,000      2,000,000
   Other current assets                             175,000         25,000
                                               -------------  -------------
     Total currents assets                        2,187,960      2,030,103

Investment - letter of credit deposit               858,849        855,786

Property and equipment:
 Oil and gas properties and equipment             7,794,444      7,794,444
   Furniture and equipment                          997,981        997,981
                                               -------------  -------------
                                                  8,792,425      8,792,425
Less accumulated depreciation                      (309,147)      (269,147)
                                               -------------  -------------
     Net property and equipment                   8,483,278      8,523,278

Geophysical data & intellectual property          1,578,208      1,578,208
                                               -------------  -------------
                                               $ 13,108,295   $ 12,987,375
                                               =============  =============
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                            $    427,286   $    522,256
   Current portion of notes payable                  55,000         55,000
   Current portion of capital leases                200,000        203,429
   Unearned revenue                               2,000,000      2,000,000
   Taxes payable                                    168,610         80,539
                                               -------------  -------------
     Current liabilities                          2,850,896      2,861,224

Notes payable                                       377,211        394,608

Shareholders' equity:
   Common stock, without par                     24,306,840     23,548,859
   Accumulated deficit                          (14,426,652)   (13,817,316)
                                               -------------  -------------
     Total shareholders' equity                   9,880,188      9,731,543
                                               -------------  -------------
                                               $ 13,108,295   $ 12,987,375
                                               =============  =============

          See accompanying notes to consolidated financial statements.

              Adair International Oil & Gas, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                   Three Months Ended March 31, 2002 and 2001
                                   (Unaudited)


                                               2002          2001
                                           -----------   -----------
Revenues:
   Technical services                      $         -   $   174,125
   Consulting fees and other revenue                 -        62,194
                                           -----------   -----------
                                                     -       236,319

Costs and expenses:
   General and administrative -
     General and administrative                353,436       540,024
     Salaries and wages paid in stock          187,667            -
     Other expenses paid in stock               27,923             -
   Depreciation and depletion                   40,000        25,577
   Interest expense                              8,392         6,326
                                            -----------   -----------
                                               617,418       571,927

Interest and other income                        8,082             -
                                           ------------   -----------

Net loss                                   $  (609,336)   $ (335,608)
                                           ------------   -----------

Net loss per share:

   Basic and diluted                    $    ( 0.01)   $   ( 0.00)


    See accompanying notes to consolidated financial statements.

                                        3

              Adair International Oil & Gas, Inc. and Subsidiaries
            Consolidated Statement of Changes in Shareholders' Equity
                        Three months ended March 31, 2002
                                   (Unaudited)


                            Common Stock          Accumulated
                         Shares        Amount       Deficit         Total
                      -----------  -----------  --------------  -------------
December 31, 2001      97,080,295  $23,548,859  $ (13,817,316)  $  9,731,543

Issuances of shares:

   For cash            16,222,707      542,391              -        542,391

   For salaries         5,553,594      187,667              -        187,667

   Other Company
     obligations          558,086       27,923              -         27,923

Net loss                        -            -       (609,336)      (609,336)
                      -----------  -----------  --------------   ------------

March 31, 2002        119,414,682  $24,306,840  $ (14,426,652)   $  9,880,188

          See accompanying notes to consolidated financial statements.

              Adair International Oil & Gas, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                   Three Months ended March 31, 2002 and 2001
                                   (Unaudited)


                                                   2002        2001
                                               ------------  ----------
Cash flows from operating activities:

Net loss                                       $  (609,336)  $(335,608)

Adjustments to reconcile net loss to net
   cash provided by operating activities:
   Depreciation and depletion                       40,000      25,577
   Issuance of stock for expenses                  215,590     175,701
   Changes in working capital accounts:
     Accounts payable                              (94,970)          -
     Taxes payable                                  88,071           -
     Other                                        (153,063)    309,516
                                               ------------  ----------
   Total adjustments                                95,628     510,794
                                               ------------  ----------
   Net cash (used in) provided by
     operating activities                         (513,708)    175,186

Cash flows from investing activities:

   Purchase of oil and gas property                      -    (251,711)

Cash flows from financing activities:

   Common shares issued for cash                   538,962           -
   Borrowings under note and credit agreements     (17,397)     46,330
                                               ------------  ----------
   Net cash provided by financing activities       521,565      46,330
                                               ------------  ----------

   Net change in cash and cash equivalents           7,857     (30,195)

Cash and cash equivalents:

   Beginning of the period                           5,103      30,195
                                               ------------  ----------
   End of period                               $    12,960   $       -
                                               ------------  ----------


See accompanying notes to consolidated financial statements.

             ADAIR INTERNATIONAL OIL AND GAS, INC. AND SUBSIDIARIES
                   Notes To Consolidated Financial Statements
                                 March 31, 2002


Note 1.   Summary of Significant Accounting Policies
----------------------------------------------------

Basis of Presentation -- Adair International Oil and Gas, Inc., ("the Company") was incorporated under the laws of the state of Texas on November 7, 1980. The consolidated financial statements include the accounts of Adair International Oil and Gas, Inc. and its wholly owned subsidiaries, Adair Exploration, Inc., Adair Yemen Exploration Limited, Superior Geophysical Inc, and Adair Colombia Oil and Gas, S.A. ("The Company"). All intercompany balances and transactions have been eliminated, as necessary, in consolidation.

Cash and cash equivalents -- The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Oil and Gas Properties -- The Company follows the full cost method of accounting for its oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including directly related overhead costs, are capitalized. All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects are not amortized until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is deducted from the capitalized costs to be amortized, and recorded in an impairment expense

In addition, capitalized costs are subject to a "ceiling test" which limits such costs to the aggregate of the "estimated present value" discounted at a 10-percent interest rate of future net revenues from proved reserves, based on current economic and operating conditions, plus the lower of cost or fair market value of unproved properties. Depletion of oil and gas properties is computed using all capitalized costs and estimated future development and abandonment costs, exclusive of oil and gas properties not yet evaluated, on a unit of production method based on estimated proved reserves.

Property and equipment -- The cost of other categories of property and equipment are capitalized at cost and depreciated using the "straight-line" method over their estimated useful lives for financial statement purposes as follows:
Furniture / office equipment - 7 years; Computer software / equipment 5 - years.

Depreciation and amortization expense for the quarter ended March 31, 2002 and 2001 was $40,000 and $25,577, respectively.

             ADAIR INTERNATIONAL OIL AND GAS, INC. AND SUBSIDIARIES
                   Notes To Consolidated Financial Statements
                                 March 31, 2002

Note 1.     Summary of Significant Accounting Policies (continued):

Geophysical data and intellectual property - The carrying value of the geophysical data and intellectual property acquired in the acquisition of Partners In Exploration, as described in Note 2 below. It is the policy of the Company to carry these as other assets until such time as the Company is engaged in an exploration activity or under contract for geophysical analysis which utilizes specific proprietary data. At such time the asset would be classified as either costs as those incurred under the full cost method of accounting for oil and gas properties or costs incident to geophysical analysis contracts. As described below, the Company signed a production sharing agreement subsequent to the balance sheet date to which a significant portion of the acquired geophysical data and intellectual property will be utilized.

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

Earnings Per Share -- Basic earnings per share are computed by dividing earnings
(loss) by the weighted average number of common shares outstanding adjusted for conversion of common stock equivalents, where applicable, outstanding during the period. The Company had no stock options or other common stock equivalents outstanding as of March 31, 2002 or for the period then ended.

Use of Estimates -- Management uses estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from estimates.


NOTE 2.  Oil and Gas Properties
----------------------------------

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

Columbia - At March 31, 2002, the Company's Chimichagua gas field contained proven non-producing gas reserves as described in the Note titled, "Supplemental
Oil and Gas Disclosures."   This prospect has a cost basis of $3,000,000 and was
purchased in fiscal 1997 by issuing 6,000,000 common shares valued at $0.50 per share.

             ADAIR INTERNATIONAL OIL AND GAS, INC. AND SUBSIDIARIES
                   Notes To Consolidated Financial Statements
                                 March 31, 2002


NOTE 2.  Oil and Gas Properties (continued):

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


NOTE 3.     Non-monetary Stock Transactions
-------------------------------------------

Included in the Company's consolidated statement of operations for the periods ended March 31, 2002 and 2001, were expenses that were paid with Company stock. Stock issued in lieu of cash is summarized as follows for the periods ended March 31, 2002 and 2001:

Nature of transaction                     2002                    2001
                                  ----------------------  ---------------------
                                    Shares      Amount      Shares      Amount
                                  ----------  ----------  ----------  ---------
Salaries                           5,553,594  $  187,667     925,508  $ 352,167
Other costs and expenses             558,086      27,923           -          -
                                  -----------  -----------  ----------  -------
                                   6,111,680 $   215,590     925,508  $ 175,701
                                  =========== =========== ==========  =========


NOTE 4.     Commitments and Contingencies
--------------------------------------------

Exploration of Block 20 in the Republic of Yemen:
--------------------------------------------------------

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

             ADAIR INTERNATIONAL OIL AND GAS, INC. AND SUBSIDIARIES
                   Notes To Consolidated Financial Statements
                                 March 31, 2002

NOTE 4.     Commitments and Contingencies (continued):

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

Under the PSA, revenues derived from the commercial development of the project are in the form of royalties on a sliding percentage scale of from 3% on production under 25,000 barrels per day to 10% on production over 100,000barrels per day. The royalties are further defined as "Cost Oil" and "Share Oil." Cost oil is up to 50% of the royalty to reimburse exploration, development, operating costs, pipeline tariffs, and general and administrative expense to the Parties. Share oil is payable to the Parties on a sliding scale of from 37% on production under 12,500 barrels per day to 18% on production over 100,000 barrels per day. The share oil is subject to a carried interest to YICOM of 5% born by the Parties in proportion to their interest. Adair Yemen, therefore, has a net revenue interest (NRI) of 28.5% under the PSA.

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


Legal Proceedings:
------------------

The Company is a party to various claims and litigation. Although no assurances can be given, the Company believes, based on its experience to date, that the ultimate resolution of such items, individually or in the aggregate, will not have a material adverse impact on the Company's financial position or results of operations.

             ADAIR INTERNATIONAL OIL AND GAS, INC. AND SUBSIDIARIES
                   Notes To Consolidated Financial Statements
                                 March 31, 2002

NOTE 4.     Commitments and Contingencies (continued):

Steven R. Hill V. Adair International Oil and Gas, Inc - The Company was named as a defendant in the matter of Steven R. Hill v. Adair International Oil and Gas, Inc., 200-12086. 129th Judicial District Court, Harris County, Texas. This lawsuit has been settled on confidential terms.

Pace Global Energy Services, LLC v. Adair International Oil & Gas, Inc., Cause No. 02-133-A, United States District Court, Eastern District of Virginia, Alexandria, Virginia. In February 2002, Pace Global sued Adair International Oil & Gas, Inc. in Federal District Court in the Eastern District of Virginia. Adair International Oil and Gas has settled its contractual dispute with Pace Global, LLC by agreeing to pay Place Global, LLC for services previously rendered on the basis of a monthly payment plan. As part of the resolution of their dispute, Pace Global has agreed to assist Adair International in any negotiations with Calpine regarding the Teayawa project.

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

             ADAIR INTERNATIONAL OIL AND GAS, INC. AND SUBSIDIARIES
                   Notes To Consolidated Financial Statements
                                 March 31, 2002

NOTE 4.     Commitments and Contingencies (continued):

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

3000 Richmond Limited Partnership v. Superior Geophysical, Inc. - Adair International Oil & Gas, Inc., John W. Adair, Jalal Alghani, Bill Wiseman, and Gary Tolar, Cause No. 2002-15641, in the 333rd Judicial District Court in Harris County, Texas. Superior's landlord, 3000 Richmond Limited Partnership sued Superior and AIGI as co-tenants for breach of the lease agreement and for back rent owed on Superior's leasehold. The amount owed in back rent is currently less than $50,000.00. AIGI is optimistic that it will be able to reach an amicable settlement of this dispute.

The Company's operations expose it to various potential legal risks.

             ADAIR INTERNATIONAL OIL AND GAS, INC. AND SUBSIDIARIES
                                 March 31, 2002

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

Adair International Oil & Gas, Inc. and its affiliated companies ("the Company") are a dynamic and growing energy company. The Company's business plan strategy is to participate in three sectors of the energy industry: 1) Oil and gas exploration and production, 2) power plant development, acquisition, ownership, operation of power generation facilities, and 3) sale of electricity.

     GENERAL

The Company and Calpine Corporation of San Jose, California signed a development agreement in July 1999. The development agreement was with respect to a site located on the Torres Martinez Indian reservation near Palm Springs, California.

Located half way between the major population centers of Los Angeles and San Diego, the $275 million Teawaya Energy Center (TEC) will be sited on reservation land belonging to the Torres Martinez Desert Cahuilla Indians. The TEC will produce 600 megawatts of electricity providing power for approximately 600,000 households, which represents a significant contribution toward meeting the power reliability needs of the rapidly growing Coachella Valley and Southern California. Construction of the project is anticipated to begin in 2003 with commercial operations projected to start in 2004.

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

             ADAIR INTERNATIONAL OIL AND GAS, INC. AND SUBSIDIARIES
                                 March 31, 2002

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS (continued):

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

The TEC Site Development Agreement, dated November 30, 1999, provides for the payment of a development fee of $1,000,000 payable in two installments: $500,000 at the financial closing (estimated to occur in quarter one, 2003, and $500,000 upon the commercial operation date estimated to occur in quarter three, 2003.

Additionally, the Agreement provides for a royalty payable to the Company on the basis of a sliding scale between 3% and 4% of the earnings before interest, taxes, depreciation, and amortization for a period of 20 years. Current economic models project annual royalties of from $1,100,000 to $1,800,000 per year from commercial operation. These models are based on assumptions and estimates, which the Company believes are reasonable. However, actual results could differ materially from anticipated results.

             ADAIR INTERNATIONAL OIL AND GAS, INC. AND SUBSIDIARIES
                                 March 31, 2002

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS (continued):

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

In addition, the Company has identified eighteen other sites on Native American lands throughout the United States for potential development agreements.


     RESULTS OF OPERATIONS

The following summary of the Company's financial position and results of operations should be read in conjunction with the interim consolidated financial statements included herein and the Company's audited financial statements for the period ended December 31, 2001, included in the Company's 2001 annual report on Form 10-KSB.

     COMPARISION OF THREE MONTHS ENDED MARCH 31, 2002 and 2001:

For the three months ended March 31, 2002, no revenue was recorded. This compares to revenue of $236,319 for the quarter ended March 31, 2001, an decrease of $236,569. This decrease is primarily the result non-recurring revenues in 2001 for technical fees earned by the Company's geophysical subsidiary as well as revenues from the Company's equipment sales division.

For the three months ended March 31, 2002, general and administrative expenses were $353,436 compared to $540,024 for the quarter ended March 31, 2001, a decrease of $186,588. This decrease is primarily the result of closing the Company's Dallas office in June 2001, closing the Company's Superior Geophysical operations in September 2001. These decreases were offset by an increase in legal expenses incurred by the Company in 2002 versus 2001.

             ADAIR INTERNATIONAL OIL AND GAS, INC. AND SUBSIDIARIES
                                 March 31, 2002

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS (continued):

     LIQUIDITY AND CAPITAL RESOURCES

The Company expects that its existing cash reserves, cash flows from operations, partial project farm-ins, and financing, if available, will be sufficient to cover the Company's cash requirements for the next year. However, there can be no assurance that these sources of cash will cover those requirements.

At March 31, 2002 and December 31, 2001, the Company had a working capital deficit and has depended on investing activities involving the sale of its common stock to obtain working capital. There are no assurances, however, that the Company can raise the necessary capital to enable it to continue the execution of its growth strategy or generate sufficient revenue growth and improvements in working capital. To the extent that funds generated from operations are insufficient, the Company will have to raise additional working capital. No assurance can be given that funds will be available from any source when needed by the Company or, if available upon terms and conditions reasonably acceptable to the Company.


PART II - OTHER INFORMATION

     ITEM 1.     LEGAL PROCEEDINGS

          Reference is made to the footnotes to Company's financial statements included in Part I of this report on Form 10-QSB.


     ITEM 2.     CHANGES IN SECURITIES

          None.

     ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

          None.

     ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

     ITEM 5.     OTHER INFORMATION

          None.

     ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

          None.

             ADAIR INTERNATIONAL OIL AND GAS, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                                 MARCH 31, 2002


      SIGNATURES

In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 15, 2002.

                              ADAIR INTERNATIONAL OIL AND GAS, INC.

                                   /s/  John W. Adair
                                   ------------------------------
                                   John W. Adair
                                   Chief Executive Officer