Form 10-Q
period 2002-06-30
ADAIR INTERNATIONAL OIL & GAS INC
filed 2002-08-20
CIK 355300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 2002.

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 000-10056

ADAIR INTERNATIONAL OIL AND GAS, INC.
(Exact name of registrant as specified in its charter)

Texas	74-2142545
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3000 Richmond, Suite 100, Houston, TX 77098
(Address of principal executive offices, including zip code)

(713) 977-4662
(Registrant's telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered pursuant to 12(g) of the Exchange Act:
Common Stock, no par value

The aggregate market value of Common Stock held by non-affiliates of the registrant at June 30, 2002, based upon the last closing price on the OTCBB on June 28, 2002, was $2,847,883. As of June 30, 2002, there were 142,394,131 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format: [ ] Yes [X] No

--------------------------------------------------------------------------------

ADAIR INTERNATIONAL OIL AND GAS, INC. AND SUBSIDIARIES
TABLE OF CONTENTS
JUNE 30, 2002

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.
Consolidated Balance Sheets

June 30, 2002 (unaudited) and June 30, 2001
	...................................	2

Consolidated Statements of Operations (unaudited)

Three months ended June 30, 2002 and 2001
	...................................	3

Consolidated Statement of Changes in Shareholders' Equity

Three months ended June 30, 2002 (unaudited)
	...................................	4

Consolidated Statements of Cash Flows (unaudited)

Three months ended June 30, 2002 and 2001
	...................................	5

Notes to Consolidated Financial Statements (unaudited)
	...................................

ITEM 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	...................................

PART II - OTHER INFORMATION

ITEM 1. through ITEM 6.	...................................

SIGNATURES

PART I - FINANCIAL INFORMATION

Adair International Oil & Gas, Inc. and Subsidiaries
Consolidated Balance Sheets
June 30, 2002 compared to June 30, 2001

	2002	2001
ASSETS (Unaudited)
Current Assets:
Cash and cash equivalents
	$ (12,204)	$ 1,481
Accounts receivable*
	2,000,000	35,307
Other current assets
	175,000	-
Total Current Assets	2,162,796	36,788

Investments:
Letter of Credit Deposit
	861,826	844,286

Property and Equipment:
Oil and gas properties and equipment
	7,794,444	7,618,908
Furniture and equipment
	997,981	832,643
Total Property and Equipment	8,792,425	8,451,551
Less Accumulated Depreciation
	(349,147)	(178,868)
Net Property and Equipment:	8,443,278	8,272,683

Other Assets:
Geophysical data and intellectural property
	1,578,208	1,583,362
Deposits and other assets
	-	13,034
Total Other Assets	1,578,208	1,596,396

Total Assets	$ 13,046,108	$ 10,750,153

LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
Accounts Payable
	599,963	733,103
Current Portion of Notes Payable
	55,000	-
Current Portion of Capital Leases
	200,000	34,245
Accrued expenses
	-	161,000
Deposits
	-	70,000
Unearned Revenue*
	2,000,000	-
Taxes Payable
	187,155	27,853
Total Current Liabilities	3,042,118	1,026,201

Notes Payable	367,951	341,363

Shareholders Equity:
Common Stock without par 150,000,000 authorized
	24,544,340	21,670,975
Accumulated deficit
	(14,908,301)	(12,288,386)
Total Shareholders Equity	9,636,039	9,382,589

Total Liabilities and Shareholder's Equity	$ 13,046,108	$ 10,750,153

* Current management is investigating the validity of this receivable. Please note that the amount has been offset as Unearned Revenue for purposes of reporting on the balance sheet .

Adair International Oil & Gas, Inc. and Subsidiaries
Consolidated Statements of Operations
Six Months Ended June 30, 2002 and 2001
(Unaudited)

	2002	2001
Revenues
Technical services
	-	$ 179,872
Consulting fees and other revenue
	-	36,000
Administrative and other fees
	-	1,757
Total Revenues	-	217,629

Costs and Expenses
General and administrative
	793,845	955,194
Salaries and wages paid in stock
	187,677	-
Other expenses paid in stock
	27,923	-
Depreciation and depletion
	80,000	30,250
Interest expense
	12,610	13,783
Total Costs and Expenses	1,102,045	999,227

Net Loss From Operations	(1,102,045)	(781,598)

Other income (interest)	11,059	3,386
Net income (loss)	$ (1,090,985)	$ (778,212)

Net loss per common share:
Basic and diluted
	$(0.01)	$ (0.01)

See accompanying notes to consolidated financial statements.

Adair International Oil & Gas, Inc. and Subsidiaries
Consolidated Statement of Changes in Shareholders' Equity
Six months ended June 30, 2002
(Unaudited)

	Common	Stock	Accumulated
	Shares	Amount	Deficit	Total
Issuances of shares:
December 31, 2001	97,080,295	$23,548,859	$ (13,817,316)	$ 9,731,543

For cash	29,218,765	779,891	-	779,891
For salaries	5,553,594	187,667	-	187,667

Other Company obligations	558,086	27,923	-	27,923
Net Loss	-	-	(609,336)	(609,336)

Unreconciled Shares	9,983,391

June 30, 2002	142,394,131	$24,544,340	$ (14,908,301)	$ 9,636,039

See accompanying notes to consolidated financial statements.

Adair International Oil & Gas, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Six Months ended June 30, 2002 and 2001
(Unaudited)

	2002	2001
Cash Flows from Operating Activity
Net income (loss)	$ (1,090,985)	$ (1,113,820)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and depletion
	80,000	55,827
Issuance of stock for expenses
	215,590	177,751

Changes in working capital accounts:
(Increase) decresase in accounts receivable
		793
Decrease in prepaid expenses
		13,689
(Increase) in deposits
		(5,578)
Increase in current portion capitalized leases
		29,377
Increase in accounts payable
	77,707	626,061
Increase in accrued expenses
		161,000
Increase in customer deposits
		70,000
Taxes payable
	106,616	19,359
Other
	(173,157)
Total Adjustments	306,756	1,148,279
Net cash used in operating activities
	(784,229)	34,459

Cash flows used in investing activities:
Investment in oil and gas properties
	-	(356,560)
Purchase of furniture and equipment
	-	(543,400)
Net cash provided (used) by investing activities
	-	(899,960)

Cash flows from financing activities:
Purchase of pledged investment account
		(844,286)
Increase in long term debt
		330,031
Common shares issued for cash
	776,462	1,351,042
Borrowings under note and credit agreement
	(17,397)
Net cash provided by financing activities	759,065

Net change in cash and cash equivalents	(25,164)	(28,714)

Cash and cash equivalents:
Beginning of the period
	12,960	30,195
End of period
	$ (12,204)	$ 1,481

Supplemental disclosures of cash flow:
Cash paid during the period for interest
	$ 12,610	$ 13,783

See accompanying notes to consolidated financial statements.

ADAIR INTERNATIONAL OIL AND GAS, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements June 30, 2002

NOTE 1. Summary of Significant Accounting Policies

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

Change of Control -

On August 5, 2002, Adair International Oil & Gas, Inc. (the "Company or "AIGI" ) held it's 2001 Annual Shareholders Meeting. At this meeting, the AIGI shareholders, who had previously been properly noticed and informed by opposing proxy statements distributed by the Company's management and the SCORE Group, Inc.* (" SCORE Group"), voted to select a new Board of Directors for the Company's current calendar year. Judge Richard P. Bianchi, a former Texas State District Judge from the Houston area, was appointed the Inspector of Election by the opposing parties. Herein enclosed is a summary of the "Inspector's Report of the Validity of Proxies and the Canvass of Votes on Proposals" .

1. I, as duly appointed Inspector of Election, authorized to act at the 2001 Annual Shareholders Meeting of Adair International Oil & Gas, Inc., held at Chase Center Auditorium, 601 Travis, Houston, Texas 77002 at 9:00 am local time, on August 5, 2002, (the "Meeting") do hereby certify that:

2. Having examined the list of the holders of the outstanding shares of the Company's Common Stock, $.00 par value per share (the "Shares"), as of June 17, 2002 (the record date fixed by the Board of Directors for determining shareholders entitled to notice of, and to vote at, the Meeting), certified by the transfer agent of the Company, which list was in our custody at the Meeting, that list shows 142,394,131 Shares to have been issued and outstanding on June 17, 2002, and thus, the total number of Shares eligible to vote at the meeting is 142,394,131.

3. Having examined the Company's Articles of Incorporation and By-Laws, each as amended, and finding that each Share entitles the holder thereof to one vote on each item of business listed in the notice of the Meeting, and that a majority of the outstanding Shares constitutes a quorum for the transaction of business at the Meeting.There were submitted at the meeting proxies and ballots for a aggregate of 84,861,913 Shares (representing 59% of the issued and outstanding Shares on June 17, 2002).

4. Upon examination, these proxies and ballots were found to be in all respects regular; the signers of such proxies and ballots were, at the close of business on June 17, 2002, the record holders of such Shares as shown upon the referenced certified list of holders of Shares or the representatives of such holders; and the proxies listed thereon were entitled to vote at the Meeting upon all matters properly before the Meeting, in accordance with said proxies, the number of Shares held of record by the shareholders by for whom such proxies were executed.

The Shares represented by said proxies and ballots constituted a quorum for the transaction of business at the Meeting. A vote of the shareholders was taken with respect to the Election of Directors which was canvassed and tabulated by the Inspector of Election. The following votes were cast for the Election of Directors:

Management	For	Withhold
John W. Adair	36,948,202	534,590
Jalal Alghani	36,951,980	530,812
John Eftekhar Ph.D	36,951,780	531,012

SCORE Group
Richard G. Boyce	45,390,465	1,988,656
John A. Brus	45,379,465	1,999,656
Charles R. Close	45,379,465	1,999.656

Upon announcement of the results of the balloting, by the Inspector of Election at approximately 5:00 pm local time, the SCORE Group Nominees were determined to be duly elected by the Company's shareholders to each serve as Directors for a term of one year.

The Inspector of Election has submitted a notarized copy of this report to the duly elected Board of Directors and has signed an Oath stating that "I shall faithfully execute my duties as such Inspector of Election with strict impartiality and according to the best of my ability, and shall faithfully and diligently canvass the votes cast upon the proposal to Elect the Directors and truthfully report the results thereof".

Depreciation and amortization expense for the quarter ended June 30, 2002 and 2001 was $80,000 and $55,827 respectively.

Earnings Per Share -- Basic earnings per share are computed by dividing earnings (loss) by the weighted average number of common shares outstanding adjusted for conversion of common stock equivalents, where applicable, outstanding during the period. The Company had no stock options or other common stock equivalents outstanding as of June 30, 2002 or for the period then ended.

Geophysical data and intellectual property - The carrying value of the geophysical data and intellectual property acquired in the acquisition of Partners In Exploration,Inc. as described in Note 2 below. It is the policy of the Company to carry these as other assets until such time as the Company is engaged in an exploration activity or under contract for geophysical analysis which utilizes specific proprietary data. At such time the asset would be classified as either costs as those incurred under the full cost method of accounting for oil and gas properties or costs incident to geophysical analysis contracts. Change of Control

Income Taxes -- The Company accounts for income taxes pursuant to the asset and liability method of computing deferred income taxes. Deferred tax assets and liabilities are established for the temporary differences between the financial reporting bases and the tax bases of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. When necessary, valuation allowances are established to reduce deferred tax assets to the amount expected to be realized. No provision is made for current or deferred income taxes because the Company has an excess net operating loss carry-forward.

Oil and Gas Properties -- The Company follows the full cost method of accounting for its oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including directly related overhead costs, are capitalized. All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects are not amortized until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is deducted from the capitalized costs to be amortized, and recorded in an impairment expense. In addition, capitalized costs are subject to a "ceiling test" which limits such costs to the aggregate of the "estimated present value" discounted at a 10-percent interest rate of future net revenues from proved reserves, based on current economic and operating conditions, plus the lower of cost or fair market value of unproved properties. Depletion of oil and gas properties is computed using all capitalized costs and estimated future development and abandonment costs, exclusive of oil and gas properties not yet evaluated, on a unit of production method based on estimated proved reserves.

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

ADAIR INTERNATIONAL OIL AND GAS, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements June 30, 2002

NOTE 2. Oil and Gas Properties

Yemen - The Company's interest in the Republic of Yemen consists of an exploratory working interest in Sabatain Block 20. Occidental Yemen Sabatain, Inc., a wholly owned subsidiary of Occidental Oil and Gas Corporation, is the Operator of the project. The Company has a 30% working interest in the project. During 2001, the work program focused on acquisition of a 545 square kilometer 3D seismic survey. The first $ 4,000,000 of these seismic costs were paid by Occidental under terms of the farmin agreement signed with Occidental in March of 2000. The 2002 work program will focus on drilling of up to two (2) exploratory wells based on the interpretation of the aforementioned 3D seismic data. The Company's share of these drilling costs is estimated to be $ 750,000. In the event of discovery, additional capital will be required to finance development drilling and infrastructure installation. It is anticipated that through agreement with offsetting operators, some existing pipelines and production infrastructure might be utilized to allow for early production exports and timely cash flow.

Columbia - On June 30, 2002, the Company's Chimichagua gas field contained proven non-producing gas reserves as described in the Note titled, "Supplemental Oil and Gas Disclosures on Form 10K SB filed previously by the Company" This prospect has a cost basis of $3,000,000 and was purchased in fiscal 1997 by issuing 6,000,000 common shares valued at $0.50 per share.

ADAIR INTERNATIONAL OIL AND GAS, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements June 30, 2002

NOTE 2. Oil and Gas Properties (continued):

Options to commercialize this "stranded" gas reserve focus on identifying opportunities for the Company to supply natural gas as fuel to a power plant thereby providing revenues under a long-term gas purchase contract. Realization of the value of these reserves is contingent upon the Company entering an agreement to construct a power plant utilizing gas from the field. The Company may, at any time, also choose to divest of this property receiving another interest in Columbia or cash, trade or other consideration.

NOTE 3. Non-monetary Stock Transactions

Included in the Company's consolidated statement of operations for the periods ended June 30, 2002 and 2001, were expenses that were paid with Company stock. Stock issued in lieu of cash is summarized as follows for the periods ended June 30, 2002 and 2001:

	2002		2001
Nature of Transaction	Shares	Amount	Shares	Amount
Salaries
	5,553,594	$ 187,667	925,508	$ 352,167
Other costs and expenses
	558,086	27,923	-	-
Total	6,111,680	215,590	925,508	$175,701

NOTE 4. Commitments and Contingencies

Exploration of Block 20 in the Republic of Yemen:

On April 3, 2000, Adair Yemen Exploration Limited (Adair Yemen), a wholly owned subsidiary of the Company, together with Saba Yemen Oil Company Limited (Saba), Occidental Yemen Sabatain, Inc. (Occidental), The Yemen Company For Investment In Oil and Minerals (YICOM), and the Ministry of Oil and Mineral Resources (MOMR), entered into a Production Sharing Agreement (PSA) in the Sabatain Area, Block 20, in the Marib-Shabwa Governorates, Republic of Yemen. On September 2, 2000, the President of Yemen signed decree number 21, which passes into law the Production Sharing Agreement for Block 20. This decree establishes the effective date for the PSA among Adair Yemen, Saba, and Occidental (the Parties). In addition to the PSA, the Parties are subject to a Joint Operating Agreement ("JOA") and a Joint Management Agreement ("JMA") and a Participation Agreement which defines certain financial commitments, obligations and operating rules that govern each Parties participation in the project.

The basic financial provisions of the Production Sharing Agreement ("PSA") provides that during the initial three year exploration program, a minimum work program including the acquisition of 100 square kilometers of 3D seismic and the drilling of two (2) wells will be completed by the Parties. This work program is valued by the Yemen government in the amount of $8,300,000 which has been guaranteed by placement of a Letter of Credit by Occidental with the Yemen government on behalf of the Parties. Adair Yemen Exploration, Ltd. in turn, has provided a back up Letter of Credit to Occidental in the amount of $1,290,000 for their proportionate share of the overall work program committment. This letter of credit will be returned to Adair upon completion of the minimum work program. The PSA further provides for the annual payment of a training, institutional, and social bonus in the amount of $250,000, the cost of which is paid annually and shared porportionately by the Parties during the exploration period.

In the event of discovery, oil production derived from the commercial development of the project are subject to a royalty payable to the Yemen government on a sliding percentage scale ranging from 3% on production under 25,000 barrels per day to 10% on production over 100,000 barrels per day. After payment of the government royalty, the remaining oil production is split between "Cost Oil" and "Share Oil". The Block 20 PSA allows for up to 50% of the oil produced after payment of the royalty to be allocated for sale on behalf of the working interest parties for immediate repayment of all investment costs (including exploration, drilling, development, operating costs and general and administrative expenses). The remaining oil not utilized for cost recovery, the "Share Oil", is then allocated on a porportionate basis between the Yemen government and the Working Interest Parties according to each Parties net revenue interest ("NRI"). The Company has a 28.5% NRI in the share oil due to all working interest parties sharing a carried interest to YICOM of 5%.

ADAIR INTERNATIONAL OIL AND GAS, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements June 30, 2002

NOTE 4. Commitments and Contingencies (continued):

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

ADAIR INTERNATIONAL OIL AND GAS, INC. AND SUBSIDIARIES
June 30, 2002

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
June 30, 2002

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
June 30, 2002

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

COMPARISION OF THREE MONTHS ENDED JUNE 30, 2002 and 2001:
For the three months ended June 30, 2002, no revenue was recorded. This compares to revenue of $236,319 for the quarter ended June 30, 2001, an decrease of $236,569. This decrease is primarily the result non-recurring revenues in 2001 for technical fees earned by the Company's geophysical subsidiary as well as revenues from the Company's equipment sales division.

For the three months ended June 30, 2002, general and administrative expenses were $353,436 compared to $540,024 for the quarter ended June 30, 2001, a decrease of $186,588. This decrease is primarily the result of closing the Company's Dallas office in June 2001, closing the Company's Superior Geophysical operations in September 2001. These decreases were offset by an increase in legal expenses incurred by the Company in 2002 versus 2001.

ADAIR INTERNATIONAL OIL AND GAS, INC. AND SUBSIDIARIES
June 30, 2002

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS (continued):

LIQUIDITY AND CAPITAL RESOURCES

The Company currently has no cash reserves, cash flow from operations, or financing.

As of June 30, 2002, the Company had a working capital deficit and has depended on investing activities involving the sale of its common stock to obtain working capital. There are no assurances, however, that the Company can raise the necessary capital to enable it to continue to develop it's business plan or that it will be able to generate sufficient revenue growth and improvements in working capital. To the extent that funds generated from operations are insufficient, the Company will have to raise additional working capital. No assurance can be given that funds will be available from any source when needed by the Company or, if available upon terms and conditions reasonably acceptable to the Company.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is a party to various claims and litigation. On August 5, 2002 at the Annual Meeting, the shareholders of Adair International Oil and Gas, Inc. elected an entirely new board of directors for the Company. On August ??, 2002 the Board of Directors appointed a special committee who has engaged independent legal counsel to review the merits and allegations of all curent and pending litigation. This committee has been charged with the duty to ascertain what legal actions are in the best interest of the Corporation and to make recommendations to the Board of Directors for their review and implementation. Due to the circumstances of being named as a party adverse to the Corporation in some of this pending litigation, Director Richard G. Boyce, has recused himself from this Committee and it's deliberations. Although no assurances can be given, the Company believes that resolution of many of the outstanding legal problems can be reached by direct negotiation with the parties involved.

Adair Exploration, Inc. and Adair Yemen Exploration, Ltd. v. Occidental Oil and Gas Corporation, Richard G. Boyce, Gene L. Ackerman, and David C. Crandall. Adair's wholly owned subsidiaries, Adair Exploration, Inc. ("AEI") and Adair Yemen Exploration, Limited ("AYEL") filed a lawsuit in a Texas State District Court in Houston, Texas against Occidental Oil and Gas Corporation ("Occidental"), and several former employees: Richard G. Boyce, Gene L. Ackerman, and David C. Crandall. The lawsuit alleges breaches of fiduciary duties and usurpation of corporate opportunities as well as other civil wrongs were committed by the former employees. This lawsuit was removed to Federal Court in the Southern District of Texas by defendants and has been stayed pending the outcome of the arbitration proceedings discussed below.

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

Briar Patch Partners, Ltd. v. Adair International Oil & Gas, Inc., Adair Exploration, Inc., Partners In Exploration, Inc., Partners In Exploration, L.L.C., and Richard G. Boyce. The Company was named as a defendant in the matter of Briar Patch Partners, Ltd. v. Adair International Oil & Gas, Inc., CAUSE NO. 01-06351, 95th Judicial District Court, Dallas County, Texas. The landlord holding the lease on the property in Dallas, Texas where Adair Exploration, Inc. formerly maintained an office, has filed a lawsuit against the Company regarding the failure of the lessee to pay the rent as well as other related claims.

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

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

None.

ADAIR INTERNATIONAL OIL AND GAS, INC. AND SUBSIDIARIES
FORM 10-QSB
June 30, 2002

SIGNATURES
In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 19, 2002.

ADAIR INTERNATIONAL OIL AND GAS, INC.

/s/ Richard G. Boyce
------------------------------
Richard G. Boyce
President