Form 10-Q
period 2002-09-30
ADAIR INTERNATIONAL OIL & GAS INC
filed 2002-11-15
CIK 355300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 2002.

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 000-10056
ADAIR INTERNATIONAL OIL AND GAS, INC.
(Exact name of registrant as specified in its charter)

Texas	74-2142545
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.

2425 Fountainview, Suite 215, Houston, TX 77057
(Address of principal executive offices, including zip code)

(713) 977-4662
(Registrant's telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered pursuant to 12(g) of the Exchange Act:
Common Stock, no par value

The aggregate market value of common stock held by non-affiliates of the registrant at September 30, 2002, based upon the last closing price on the OTCBB on September 30, 2002, was $3,000,000. As of September 30, 2002, there were 150,000,000 shares of common stock outstanding. The total number of shares authorized for the Corporation is 150,000,000.
Transitional Small Business Disclosure Format: [ ] Yes [X] No

ADAIR INTERNATIONAL OIL AND GAS, INC.
AND SUBSIDIARIES

TABLE OF CONTENTS
SEPTEMBER 30, 2002

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements.

Consolidated Balance Sheets - September 30, 2002 (Unaudited) and December 31, 2001
2

Consolidated Statements of Operations (Unaudited) - Nine Months Ended September 30, 2002 and 2001
3

Consolidated Statement of Changes in Shareholders' Equity - Nine Months Ended September 30, 2002 (Unaudited)
4

Consolidated Statements of Cash Flows (Unaudited) - Nine Months Ended September 30, 2002 and 2001
5

Notes to Consolidated Financial Statements (Unaudited)
6 - 12

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
13 - 19

PART II - OTHER INFORMATION
ITEM 1. through ITEM 6
20 - 22

SIGNATURES	23

PART I - FINANCIAL INFORMATION

Adair International Oil & Gas, Inc. and Subsidiaries
Consolidated Balance Sheets
September 30, 2002 Compared to December 31, 2001

	09/30/2002	12/31/2001
ASSETS (Unaudited)
Current Assets
Cash and Cash Equivalents
	$ 1,546	$ 5,103
Accounts Receivable
	2,000,000	2,000,000
Other Current Assets
	-	25,000
Total Current Assets	2,001,546	2,030,103
Investments
Letter of Credit Deposit
	864,677	855,786
Property and Equipment
Oil and Gas Properties and Equipment
	7,794,444	7,794,444
Furniture and Equipment
	-	997,981
Total Property and Equipment	7,794,444	8,792,425
Less Accumulated Depreciation
	(389,147)	(269,147)
Net Property and Equipment	7,405,297	8,523,278
Other Assets
Geophysical Data and Intellectual Property
	1,578,208	1,578,208
Total Assets	$11,849,728	$12,987,375

LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities
Accounts Payable
	$ 2,591,888	$ 522,256
Current Portion of Notes Payable
	-	55,000
Current Portion of Capital Leases
	-	203,429
Unearned Revenue
	2,000,000	2,000,000
Taxes Payable
	191,360	80,539
Total Current Liabilities	4,783,248	2,861,224
Notes Payable		394,608
Shareholders Equity
Common Stock without Par Value: 150,000,000 shares authorized
	24,544,340	23,548,859
Accumulated Deficit
	(17,477,860)	(13,817,316)
Total Shareholder's Equity	7,066,480	9,731,543
Total Liablilities and Shareholder's Equity	$11,849,728	$ 12,987,375

See accompanying notes to consolidated financial statements.

Adair International Oil & Gas, Inc. and Subsidiaries
Consolidated Statements of Operations
Nine Months Ended September 30, 2002 and 2001.
(Unaudited)

	09/30/2002	09/30/2001
Revenues
Technical Services
	-	434,869
Consulting Fees and Other
	-	132,000
Administrative and Other Fees
	-	194,576
Total Revenues	-	$ 761,445

Costs and Expenses
General and Administrative
	3,321,766	1,741,768
Salaries and Wages Paid in Stock
	187,667
Other Expenses Paid in Stock
	27,923
Depreciation and Depletion
	120,000	79,341
Interest Expense
	16,828	35,217
Other
	-	78,980
Total Costs and Expenses	3,674,184	1,935,306
Interest and Other Income	13,640	10,439
Net Income (Loss)	$ (3,660,544)	$ (1,163,422)
Net Loss Per Common Share:
Basic and Diluted
	$ (0.02)	$ (0.01)

See accompanying notes to consolidated financial statements.

Adair International Oil & Gas, Inc. and Subsidiaries
Consolidated Statement of Changes in Shareholders' Equity
Nine Months Ended September 30, 2002
(Unaudited)

	Common Shares	Stock $ Amount	Accumulated Deficit	Total
Issuances of Shares
December 31, 2001
	97,080,295	$23,548,859	$ (13,817,316)	$ 9,731,543
For Cash
	29,218,765	779,891	-	779,891
For Salaries
	5,553,594	187,667	-	187,667
Other Company Obligations
	558,086	27,923	-	27,923
Unreconciled Shares
	17,589,260	-	-	-
Net Loss			(3,660,544)	(3,660,544)
September 30, 2002	150,000,000	$24,544,340	$ (17,477,860)	$ 7,066,480

See accompanying notes to consolidated financial statements.

Adair International Oil & Gas, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2002 and 2001
(Unaudited)

Cash Fows from Operating Activity	09/30/2002	09/30/2001
Net Income (Loss)	$ (3,660,544)	$ (1,163,422)
Adjustments to Reconcile Net Loss to Net Cash
Depreciation and Depletion
	120,000	79,341
Issuance of Stock for Expenses
	215,590	551,501
Write off of assets
	1,119,526	-
Changes in Working Capital Accounts
Decrease in Accounts Receivable
	-	36,100
Decrease in Prepaid Expenses
	-	(26,402)
Decrease in Current Portion of Capitalized Leases
	203,429	29,377
Increase in Accounts Payable
	2,069,632	322,045
Taxes Payable
	110,821	80,719
Other
	(181,981)	-
Total Adjustments	3,657,017	1,082,681
Net Cash Provided (Used) by Operating Account
	3,527	(80,741)
Cash Flows Used in Investing Activities
Investment in Oil and Gas Properties
	-	(532,096)
Purchase of Furniture and Equipment
	-	(543,399)
Net Cas Provided (Used) by Investing Activities
	-	(1,075,495)
Cash Flows from Financing Activities
Purchase of Pledged Investment Account
	-	(851,338)
Common Shares Issued for Cash
	776,462	1,658,740
Accelerated Leases
	(741,788)	-
Borrowings under Note and Credit Agreement
	(17,397)	320,722
Net Cash Provided by Financing Activities	17,277	52,629
Net Change in Cash and Cash Equivalents	13,750	(28,112)
Cash and Cash Equivalents
Beginning of the Period
	(12,204)	30,195
End of the Period
	1,546	2,083
Supplemental Disclosures of Cash Flows
Cash Paid during the Period for Interest
	12,610	35,217

See accompanying notes to consolidated financial statements.

ADAIR INTERNATIONAL OIL AND GAS, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements September 30, 2002

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

Cash and Cash Equivalents -- The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents. Depreciation and amortization expense for the quarter ended September 30, 2002 and 2001 was $120,000 and $79,341 respectively.

Change of Management -- On August 5, 2002, Adair International Oil & Gas, Inc. (the "Company or "AIGI" ) held it's 2001 Annual Shareholders Meeting. At this meeting, the AIGI shareholders, who had previously been properly noticed and informed by opposing proxy statements distributed by the Company's management and the SCORE Group, Inc. (" SCORE Group"), voted to select a new Board of Directors for the Company's current calendar year. Judge Richard P. Bianchi, a former Texas State District Judge from the Houston area, was appointed the Inspector of Election by the opposing parties. Herein enclosed is a summary of the "Inspector's Report of the Validity of Proxies and the Canvass of Votes on Proposals".

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

3. Having examined the Company's Articles of Incorporation and By-Laws, each as amended, and finding that each Share entitles the holder thereof to one vote on each item of business listed in the notice of the Meeting, and that a majority of the outstanding Shares constitutes a quorum for the transaction of business at the Meeting. There were submitted at the meeting proxies and ballots for an aggregate of 84,861,913 Shares (representing 59% of the issued and outstanding Shares on June 17, 2002).

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

The Shares represented by said proxies and ballots constituted a quorum for the transaction of business at the Meeting. A vote of the shareholders was taken with respect to the Election of Directors, which was canvassed and tabulated by the Inspector of Election. The following votes were cast for the Election of Directors:

Management	For	Withhold
John W. Adair	36,948,202	534,590
Jalal Alghani	36,951,980	530,812
John Eftekhar PhD	36,951,780	531,012

SCORE Group
Richard G. Boyce	45,390,465	1,988,656
John A. Brush	45,379,465	1,999,656
Charles R. Close	45,379,465	1,999,656

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

Earnings Per Share -- Basic earnings per share are computed by dividing earnings (loss) by the weighted average number of common shares outstanding adjusted for conversion of common stock equivalents, where applicable, outstanding during the period. The Company had no stock options or other common stock equivalents outstanding as of September 30, 2002 or for the period then ended.

Geophysical Data and Intellectual Property -- The carrying value of the geophysical data and intellectual property acquired in the acquisition of Partners In Exploration, Inc. It is the policy of the Company to carry these as other assets until such time as the Company is engaged in an exploration activity or under contract for geophysical analysis, which utilizes specific proprietary data. At such time the asset would be classified as either costs as those incurred under the full cost method of accounting for oil and gas properties or costs incident to geophysical analysis contracts.

Income Taxes -- The Company accounts for income taxes pursuant to the asset and liability method of computing deferred income taxes. Deferred tax assets and liabilities are established for the temporary differences between the financial reporting bases and the tax bases of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. When necessary, valuation allowances are established to reduce deferred tax assets to the anticipated amount. No provision is made for current or deferred income taxes because the Company has an excess net operating loss carry-forward.

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

1. Furniture / office equipment - 7 years.
2. Computer software / equipment - 5 years.

Use of Estimates -- Management uses estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from estimates.

ADAIR INTERNATIONAL OIL AND GAS, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements September 30, 2002

NOTE 2. Oil and Gas Properties

Exploration of Block 20 in the Republic of Yemen- On April 3, 2000, Adair Yemen Exploration Limited ("Adair yemen"), a wholly owned subsidiary of the Company, together with Saba Yemen Oil Company Limited (Saba), Occidental Yemen Sabatain, Inc. (Occidental), The Yemen Company For Investment In Oil and Minerals (YICOM), and the Ministry of Oil and Mineral Resources (MOMR), entered into a Production Sharing Agreement (PSA) in the Sabatain Area, Block 20, in the Marib-Shabwa Governorates, Republic of Yemen. On September 2, 2000, the President of Yemen signed Decree #21, which passed into law the Production Sharing Agreement for Block 20. This decree establishes the effective date for the PSA among Adair Yemen, Saba, and Occidental (the Parties) as September 2, 2000. In addition to the PSA, the Parties are subject to a Joint Operating Agreement ("JOA") and a Joint Management Agreement ("JMA") and a Participation Agreement, which defines certain financial commitments, obligations and operating rules that govern the Parties participation in the project.

The basic financial provisions of the Production Sharing Agreement ("PSA") provides that during the initial three year exploration program, a minimum work program which includes the reprocessing of existing 2D seismic data, the acquisition of 100 square kilometers of 3D seismic data and the drilling of two (2) wells will be completed by the Parties. This work program is valued by the Yemen government in the amount of $8,300,000, which has been guaranteed by placement of a Letter of Credit by Occidental in favor of the Yemen government on behalf of the Parties. AYEL in turn, has provided a back up Letter of Credit to Occidental in the amount of $1,290,000 for their proportionate share of the overall work program commitment. This letter of credit will be returned to AYEL upon completion of the minimum work program. The PSA further provides for the annual payment of training, institutional, and social bonuses in the amount of $250,000, the cost of which is paid annually and shared proportionately by the Parties during the exploration period.
In the event of discovery, oil production derived from the commercial development of the project is subject to a royalty payable to the Yemen government on a sliding percentage scale ranging from 3% on production under 25,000 barrels per day to 10% on production over 100,000 barrels per day. After payment of the government royalty, the remaining oil production is split between "Cost Oil" and "Share Oil". The Block 20 PSA allows for up to 50% of the oil produced after payment of the royalty to be allocated for sale on behalf of the working interest parties for immediate repayment of all investment costs (including exploration, drilling, development, operating costs and general and administrative expenses). The remaining oil not utilized for cost recovery, the "Share Oil", is then allocated on a proportionate basis between the Yemen government and the Working Interest Parties according to each Parties net revenue interest ("NRI"). The Company has a 28.5% NRI in the share oil due to all working interest parties sharing a carried interest to YICOM of 5%.

Chimichagua Gas Field, Colombia - On September 30, 2002, the Company's Chimichagua gas field contained proven non-producing gas reserves as described in the note titled, "Supplemental Oil and Gas Disclosures" on Form 10-KSB for the period ended December 31, 2001 filed previously by the Company. This prospect has a cost basis of $3,000,000 and was purchased in fiscal 1997 by issuing 6,000,000 common shares valued at $0.50 per share. Options to commercialize this "stranded" gas reserve focus on identifying opportunities for the Company to supply natural gas as fuel to a power plant thereby providing revenues under a long-term gas purchase contract. Realization of the value of these reserves is contingent upon the Company entering an agreement to construct a power plant utilizing gas from the field as fuel to generate electricity. The Company may, at any time, also choose to divest of this property receiving another interest in Colombia, cash, trade or other consideration.

NOTE 3. Non-monetary Stock Transactions

Included in the Company's consolidated statement of operations for the periods ended September 30, 2002 and 2001, were expenses that were paid with Company stock. The shares and amounts were all established under the sole financial management of John W. Adair and Jalal Alghani, the previous Directors and Officers of the Corporation. Stock issued in lieu of cash is summarized as follows for the periods ended September 30, 2002 and 2001:

	2002		2001
Nature of Transaction	Shares	Amount	Shares	Amount
Salaries	5,553,594	$187,667	925,508	$352,167
Other costs and expenses	558,086	$ 27,923	-	-
Total	6,111,680	$215,590	925,508	$175,701

NOTE 4. Commitments and Contingencies

Block 20, Republic of Yemen - The Company's interest in the Republic of Yemen consists of a working interest (30%) in the exploration of Sabatain Block 20, Republic of Yemen. Occidental Yemen Sabatain, Inc., a wholly owned subsidiary of Occidental Oil and Gas Corporation, is the Operator of the project. The terms of the Production Sharing Agreement signed with the Republic of Yemen call for the working interest partners to guarantee a minimum work commitment including acquisition of 100 square kilometers of 3D seismic and the drilling of two wells to be completed prior to September 2, 2003. The government has placed a value on this minimum work commitment at $8,300,000, which was secured by the Operator on behalf of all partners by placing a letter of credit in that amount in favor of the Yemen Government as a work performance bond. The Company's share of that guarantee is $1,290,000, which has been secured by a backup letter of credit payable to Occidental.

Owing to the fact that the letter of credit, required by Yemen Block 20 project agreements was not posted in a timely fashion by the Corporation while under the sole financial management of John W. Adair and Jalal Alghani, the previous Directors and Officers of the Corporation, Adair Yemen suffered financial default on their previously agreed commitments to the project. As a result, in April 2001, Adair Yemen was replaced as the Operator for the project, sacrificing the Corporation's only cash flow. Further, as a result of the financial default, the Corporation currently stands to lose its entire 30% participating interest in the project. This participating interest is now the subject of a lawsuit filed by project partners Occidental and Saba, which are seeking reassignment of Adair Yemen's interest in the project to themselves as a result of the Corporation's financial default under the terms of the partnership's operating agreement, the Joint Management Agreement ("JMA"). As is required by the JMA, this lawsuit was filed with the International Chamber of Commerce in Paris, France for settlement by arbitration.

Since May 2001, Adair Yemen has not paid cash calls issued by the Operator in support of the project. As of October 2002, these arrears now total $1,489,649 plus an additional amount of $43,787, which is attributed to accrued interest as allowed under the operating agreements. The cash call for November 2002 in the amount of $249,600 has also not been paid.

This cash call includes an amount for drilling the first of the two planned commitment wells. The Company estimates that an additional $750,000 may be required through the end of the first exploration period ending on September 3, 2003.

Under the terms of the Operating Agreements and the Production Sharing Agreement, the Company is obligated to funding the minimum work program commitment regardless of the outcome of the project. This commitment extends through the financial default provisions of those agreements. Therefore, in the event that the Company suffers an adverse judgment by the Arbitration panel in the International Court, the Company will be required to forfeit the Letter of Credit currently in place in the amount of $1,290,000. In addition, the Arbitration Panel may require the Company to pay for the plaintiff's legal expenses, which are estimated at $1,500,000.

In the event of discovery, additional capital will be required to finance development drilling and infrastructure installation. It is anticipated that through cost sharing agreements with offsetting operators, some existing pipelines and production infrastructure might be utilized to allow for early production exports and timely cash flow. The Block 20 project is exploratory; therefore there is no certainty that commercial oil production will be established.

Declaratory Judgment, Pace Global Energy Services, LLC v. Adair International Oil & Gas, Inc. - In February 2002, Pace Global sued Adair International Oil & Gas, Inc. in Federal District Court in the Eastern District of Virginia (Cause No. 02-133-A) for unpaid consulting service expenses. On September 9, 2002 Pace received a declaratory judgment against the Company in the amount of $281,485.21 payable with interest at nine (9%) per annum until paid plus all attorney's fees and other costs actually incurred for the collection of the judgment.

Briar Patch Partners, Ltd. v. Adair International Oil & Gas, Inc., Adair Exploration, Inc., Partners In Exploration, Inc., Partners In Exploration, L.L.C., and Richard G. Boyce. The Company was named as a defendant in the matter of Briar Patch Partners, Ltd. v. Adair International Oil & Gas, Inc., Cause No. 01-06351, 95th Judicial District Court, Dallas County, Texas. Briar Patch Partners, the landlord holding the lease on the property in Dallas, Texas where Adair Exploration, Inc., "the lessee", formerly maintained an office, filed a lawsuit against the Company on August 6, 2001 regarding the failure of the lessee to pay the rent as well as other related claims. Direct negotiations between the Company and the plaintiffs have resulted in a settlement offer being discussed which may result in the payment of a maximum of $235,306 to the plaintiffs. As of the close of this reporting period, these settlement discussions have not reached a final agreement, however Company management believes that acceptable terms of payment can we agreed by both parties.

Outstanding Lease on Office Space at 3000 Richmond, Houston, Texas - In August 2001 former management signed a five-year lease with Cameron Lease Management on the 5,000 square foot office space occupied by the Company's corporate office in Houston. The remaining full term value of this lease is $440,019.44. On August 31, 2001 the Company vacated this office space in order to afford the building management the opportunity to show the space to new clients for potential releasing. As of the close of this reporting period, discussions are currently ongoing with Cameron Management to reach an agreement to release the Company from this obligation.

3000 Richmond Limited Partnership v. Superior Geophysical, Inc. - Adair International Oil & Gas, Inc., John W. Adair, Jalal Alghani, Bill Wiseman, and Gary Tolar, Cause No. 2002-15641, in the 333rd Judicial District Court in Harris County, Texas. Superior's landlord, 3000 Richmond Limited Partnership sued Superior and AIGI as co-tenants for breach of the lease agreement and for back rent owed on Superior's leasehold. The remaining full term value of this lease is $341,217.95. On August 31, 2001 the Company vacated this office space in order to afford the building management the opportunity to show the space to new clients for potential re-leasing. As of the close of this reporting period, discussions are currently ongoing with Cameron Management to reach an agreement to release the Company from this obligation.

Refund owed to Sinclair Resources, Ltd. - On May 21, 2001 the Company entered into an agreement with Sinclair Resources, Ltd. ("Sinclair") to engage in the acquisition, development and operation of certain marginal oil and gas fields in the Federal Republic of Nigeria. Under that agreement, Sinclair deposited $50,000 into a Company bank account to be used by the Company solely to perform certain technical and engineering studies on behalf of both parties. In June 2001, Sinclair submitted to the Company the bid documents concerning the Marginal Fields for technical and commercial preparation. In July 2001, the Company failed to prepare and submit its bid and Sinclair is requesting that the $50,000 be refunded. The $50,000 deposit was established under the sole financial management of John W. Adair and Jalal Alghani, the previous Directors and Officers of the Corporation and was withdrawn by them from the Company's bank account and not used to fulfill the contractual requirements. The Company believes that direct discussions with these parties will result in a satisfactory repayment schedule being defined to release the Company from this obligation.

ADAIR INTERNATIONAL OIL AND GAS, INC. AND SUBSIDIARIES
September 30, 2002

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report, including Management's Discussion and Analysis of Financial Condition and Results of Operations, includes certain forward-looking statements. The forward-looking statements reflect the Company's expectations, objectives and goals with respect to future events and financial performance. They are based on assumptions and estimates, which the Company believes are reasonable. However, actual results could differ materially from anticipated results. Important factors that may impact actual results include, but are not limited to, commodity prices, political developments, market and economic conditions, industry competition, the weather, changes in financial markets and changing legislation and regulations. The forward-looking statements contained in this report are intended to qualify for the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended. The notes to Consolidated Financial Statements sections contain information that is pertinent to the following analysis.

STATUS OF COMPANY UPON CHANGE OF MANAGEMENT

On August 5, 2002, Adair International Oil & Gas, Inc. (the "Company or "AIGI") held its 2001 Annual Shareholders Meeting. At this meeting, the AIGI shareholders, who had previously been properly noticed and informed by opposing proxy statements distributed by the Company's management and the SCORE Group, Inc. (" SCORE Group"), voted to select a new Board of Directors for the Company's current calendar year. Upon announcement of the results of the balloting, by the Inspector of Election at approximately 5:00 pm local time, the SCORE Group Nominees were duly elected by the Company's shareholders to each serve as Directors for a term of one year. Elected to serve were Mr. Richard G. Boyce, Mr. John A. Brush and Mr. Charles R. Close.

Immediately upon election, the Board of Directors met on August 5, 2002 and by resolution of the board appointed Mr. Richard G. Boyce as Acting President and Mr. Chris A. Dittmar as Acting Chief Financial Officer and Corporate Secretary. These individuals were duly authorized to conduct the daily business of the corporation, subject to review and approval by the Board of all significant commitments and decisions. The Board issued specific instructions to the newly appointed acting officers to immediately secure all bank accounts, stock issuance and corporate financial records.

On August 6, 2002, Mr. Boyce, Mr. Dittmar and Mr. Larry Swift arrived at the Company's offices located at 3000 Richmond Avenue, Suite 100, Houston Texas 77098 to find that the landlord had changed the locks to the offices and was denying further access due to rent deficiencies. Upon negotiations with the landlord, an agreement was reached to allow the Company's new management team access to the property. An initial walk through of the offices with the landlord indicated that computers, files and certain company property had been removed from the premises. Photographic evidence of the status of the office was taken at that time. Upon additional investigation it was found that the corporate computer network was not accessible due to password control. A review of the video tape retrieved from the surveillance cameras operated by the building security revealed that most of the property missing had been removed from the building by the Company's previous management and employees beginning in the early afternoon of August 5, 2002 while the shareholders meeting was still underway. As recorded by the surveillance tapes, these activities continued until approximately 7:00 pm that same evening.

Upon discovery of this situation the Company's new management contacted John W. Adair's and Jalal Alghani's personal attorney, Mr. Paul D. Smith, of the firm of Axelrod, Smith and Kirshbaum, LLP and requested return of those items removed from the office that were believed to be the property of the Corporation. Mr. Smith informed the Company that his clients believed that everything taken was their personal property and that nothing belonging to the Corporation was missing. Mr. Adair and Mr. Alghani were immediately terminated with cause and all other employees were informed that the Corporation no longer required their services. Mr. Smith has since resigned as the attorney for the Company as well as for Mr. Adair and Mr. Alghani.

The Company's new management then completed a complete physical inventory of the office. Once access was gained to the corporate computer network, it was determined that digital financial accounting records and key stock issuance records had been deleted from the network server and that the backup tapes had been confiscated by previous management. In addition, many physical files had been removed from the office. During the ensuing weeks, the Company's new management has worked diligently to inform creditors and financial institutions of the Corporation. Additionally, Company bank accounts and stock issuance authorizations have been secured.

The decision was made to immediately downsize any and all overhead costs and to attempt to minimize outstanding liabilities due to numerous ongoing commitments made by previous management. Actions taken in this regard include:Return of five (5) leased luxury automobiles to the leasing entity.

  Return of leased office and residential furniture to the leasing entity.
  Cancellation of John W. Adair's personal apartment lease in Houston.
  Cancellation of any credit cards or charge accounts in the name of the Corporation or guaranteed by the Company.
  Return of leased computer equipment to the leasing entity.
  Return of leased telephone equipment to the leasing entity.
  Moved the physical contents of the Company's offices at 3000 Richmond to a shared office location at 2425 Fountainview Drive, Suite 215, Houston, Texas 77057.
  Vacated the Company's offices at 3000 Richmond to allow building management the opportunity to mitigate the Company's damages by re-leasing the office space.

On August 13, 2002 a meeting of the Board of Directors was convened to discuss the status of the Corporation. At that meeting Mr. Dittmar, in his capacity as Chief Financial Officer, reported the following key facts:

  All of the Corporation's 150 million authorized common stock shares have been issued while under the sole financial management of John W. Adair and Jalal Alghani, the previous Directors and Officers of the Corporation. This leaves the Corporation without any means to raise capital through the sale of common stock until such time as additional shares are authorized by a vote of the shareholders.

  John W. Adair and Jalal Alghani authorized and issued a total of 94,675,775 shares of common stock to the following individuals and entities valued at $12,121,530 with the Corporation receiving no direct monetary benefit from these individuals and entities:
Individual or Entity	1997	1998	1999	2000	2001	2002	Cum. Shares	Share $ Value
Adel Alzamir ( Alghani Control )	0	0	742,236	3,533,645	6,220,302	0	10,496,083	$ 4,388,374
Moh. Al-Akwa ( Alghani Relative )	0	0	0	800,000	1,500,000	8,000,000	10,300,000	$ 497,000
Alghani Investment Group, Inc.	0	14,665,600	11,465,910	858,563	16,281,749	12,500,000	54,771,822	$ 6,662,980
Gibca Invesments, Inc. ( Alghani Control )	0	0	0	0	0	19,105,869	19,105,889	$ 573,176
Total	0	14,665,600	12,206,146	5,192,108	23,004,052	39,605,869	94,675,775	$ 12,121,530
  The closing price on the day of share issuance was used to establish the value of the shares issued above.
  A total amount of $859.00 was found in the Corporation's checking accounts.
  An inventory of the physical assets of the office indicated that property valued at $42,649 was missing and removed by previous management. Police reports have been filed with the Houston Police Department and are under review by their Burglary and Theft Division.
  Digital and physical financial records of the Corporation had been deleted or removed from the office by previous management. However, the Company's new management has been able to restore the deleted computer files and is in the process of completing its investigation and compiling evidence supporting the U.S. Securities and Exchange Commission ("SEC") and Racketeer Influenced and Corrupt Organization ("RICO") Federal statute violations committed by the previous management.

GENERAL COMMENTS ON COMPANY BUSINESS PLAN

In a proxy statement dated May 31, 2002 the SCORE Group disclosed a Business Plan for the Company based on publicly available information that had been released by the former management. Since the Shareholder's Meeting on August 5, 2002, the new management of the Company has been focused on resolving the myriad of short-term issues that faced the Company. However not all of management's efforts have gone into those endeavors at the expense of implementing that stated Business Plan on behalf of the shareholders. Almost one year has transpired since the time that the SCORE Business Plan was conceived and many regional and global economic conditions have changed dramatically, that now directly affect management's ability to implement that original Business Plan as outlined in the proxy statement. The Company's Officers and Directors have established good corporate governance and full disclosure of information surrounding the key factors that effect investment decisions as their first priority. As market conditions change, the Company's management will adapt to the dynamics of the market while continuing to follow the general outline of that stated Business Plan as directed by the Board of Directors. The following discussions are intended to inform shareholders regarding the status of each of the identified projects that the Company has previously announced.

Financing

Financing plans announced in the proxy statement utilizing the Company's interest in the Teawaya Energy Center as collateral for a short-term loan of up to $5,000,000 are not viable in today's market. In addition due to the external circumstances discussed more fully below, the Teawaya Energy Center project may not be built. These facts preclude any further discussion of financing based on this project.

Discussions have been underway with investment entities since August 2002 to secure the financing necessary to support the Yemen Block 20 project. Several financial groups have indicated a willingness to provide the necessary financing contingent on concluding successful negotiations with Occidental and Saba to reinstate the Company in the Yemen Block 20 project. Due to the uncertainties of the negotiation process, the material terms of such financing arrangements ultimately might not be acceptable to the Company's Board of Directors, the financing entities, Occidental or Saba or the Yemen Government therefore, there is risk that this financing may not be obtained.

Producing Property Acquisition - Gulf of Mexico

As announced in the proxy statement, negotiations have continued between the Company and a privately held oil company in Houston, Texas that operates a gas-producing platform in the Gulf of Mexico. Preliminary discussions have focused on strategies utilizing this property to revitalize the Company. Initial discussions have centered on the concept of the Corporation earning an equity interest in the property by providing capital for drilling. The cash flow developed by this investment should then be sufficient to retire the Company's debt, cover its ongoing overhead costs and provide working capital for the Company. Once financing is secured, this project can be underway expeditiously with drilling proposed to commence within three months of financial closing. Due to the uncertainties of the negotiation process, the final terms of this project ultimately might not be acceptable to the Company's Board of Directors, and therefore, there is risk that this project may not be obtained.

Power Development

The Company intends to pursue the development of electrical power projects in both domestic and international venues. The business model for this industry is currently undergoing a transformation. The Company's new management is currently investigating several new opportunities in addition to those discussed below and has identified qualified individuals that will be hired at an appropriate time to identify and pursue power development projects.

Teawaya Energy Center, Southern California - The Company and Calpine Corporation of San Jose, California signed a Site Development Agreement in July 1999, with respect to a power plant site located on the Torres Martinez Indian reservation located near Palm Springs, California. Located half way between the major population centers of Los Angeles and San Diego, the $275 million dollar 600 megawatt Teawaya Energy Center (TEC) was to be sited on reservation land belonging to the Torres Martinez Desert Cahuilla Indians.

Since the signing of the Site Development Agreement, power industries as a whole and the California markets specifically have suffered tremendous turmoil and change. In the wake of the Enron Corp. scandal, the power shortages experienced in California during the summer of 2001 now appear to be more contrived than real. In addition, over the last year, the finances and share prices of many large power companies have drastically declined. These factors and other negative trends in the overall economy, have profoundly affected investor confidence in all aspects of the power industry. The net effect of these outside factors has placed the Teawaya Energy Center project on indefinite hold. While many of the essential elements of the project are now permitted and Calpine maintains a substantial investment in the Teawaya site including the costs of pre-construction engineering, permitting, purchase of right of way and air quality credits ,Calpine has informed the Company that they do not intend to pursue the development of this site on the basis that was originally anticipated. Calpine is currently seeking alternative development partners to assist in the continuation of this project.

The Company continues to believe that the long-term need for new power plants will be significant, particularly as the national economy recovers and older, less efficient generating assets need to be replaced. Company management continues to work with Calpine to assist them in the development of this site. Currently, the Company does not anticipate any near term positive economic impact from this project.

Pointe Noire Gas Feasibility Study, Republic of Congo - The Company and the Republic of Congo government signed a "Feasibility Study for the Creation of an Export Processing Free Trade Zone at Point Noire (Republic of Congo) for Gas Development" in September 2001. The Company's new management has had the privilege of discussing this project personally with the President of the Republic of the Congo and as a result is very committed and excited about bringing this project to completion. A detailed work program has already been developed; experts to assist with the project have been identified and are currently working on the initial draft of the study for presentation to the Congolese government.

Oil and Gas Exploration

Block 20, Republic of Yemen - In April 2000, Adair Yemen, Occidental, Saba and YICOM signed a Production Sharing Agreement with the Ministry of Oil in Yemen for exploration rights in Yemen Block 20. Since that time an aggressive exploration program has been conducted by the Operator of the project, first by Adair Yemen and then by Occidental, the current Operator of the project. Over 1,500 kilometers of existing 2D seismic data was reprocessed and approximately 550 square kilometers of new 3D seismic was acquired, processed and interpreted in 2001 and 2002. At the close of this reporting period, the partners stand ready to drill the first two exploratory wells for the project prior to year-end.

Owing to the fact that a Letter of Credit, required by Yemen Block 20 project agreements was not posted in a timely fashion by the Company while under the sole financial management of John W. Adair and Jalal Alghani, the previous Directors and Officers of the Corporation, Adair Yemen suffered financial default on their previously agreed commitments to the project. Further, as a result of the financial default, the Company currently stands to lose its entire 30% participating interest in the project. This participating interest is now the subject of a lawsuit filed by project partners Occidental and Saba which are seeking reassignment of Adair Yemen's interest in the project to the other two parties as a result of the Corporation's financial default under terms of the partnership's operating agreement, the Joint Management Agreement ("JMA"). As is required by the JMA, this lawsuit was filed with the International Chamber of Commerce in Paris, France for settlement by arbitration.

Confidential settlement negotiations have been underway with Occidental since August 2002. Due to the uncertainties of the negotiation process, there is no certainty that these negotiations will be successful or that the Company will be able to retain this interest.

Chimichagua Prospect, Colombia - Immediately following the election of a new Board of Directors for the Company on August 5, 2002, it was discovered that while under the sole financial management of John W. Adair and Jalal Alghani, the previous Directors and Officers of the Corporation, the minimum capital required ($30,000) for the registration and incorporation of Adair Colombia Oil & Gas, S.A. had not been funded. Furthermore, none of the general and administrative expenses for the Company had been paid. Consequently, the Colombia government was in the process of revoking the Company's Chimichagua concession. The Company's new management has commenced negotiations with the Colombia national oil company, Ecopetrol, S.A., to legalize the Company in Colombia and present a program of activities for the concession.

RESULTS OF OPERATIONS

The Company currently has no operations that result in financial impact on the Company.

COMPARISION OF NINE MONTHS ENDED SEPTEMBER 30, 2002 and 2001

For the nine months ended September 30, 2002, no revenue was recorded. This compares to revenue of $761,445 for the same period ended September 30, 2001, a decrease of $761,445. This loss of revenue is primarily due to the loss of technical and administrative fees earned in the first half of 2001 by Adair Yemen while acting as the Operator of Yemen Block 20. In May 2001, as a consequence of poor financial decisions made by John W. Adair and Jalal Alghani, the previous Directors and Officers of the Corporation, Adair Yemen was replaced as the Operator of the Block 20 project. This single event accounts for $629,445 of the $761,445 revenues reported during 2001. In addition, again resulting from poor financial decisions made by previous management, the closing of Superior Geophysical, Inc. in September 2001 accounts for the remaining revenues of $132,000 reported during 2001.

For the nine months ended September 30, 2002, general and administrative expenses were $3,321,766 compared to $1,741,768 for the same period ended September 30, 2001, an increase of $1,579,998. This extraordinary increase is the direct result of increases in legal expenses incurred by the Company due to the number of frivolous lawsuits filed by the Company's previous management. Additionally, the current ongoing Arbitration proceeding resulting from previous management's decisions regarding the Yemen Block 20 project continues represent a financial burden on the Company.

As a result of the complete physical inventory of all assets of the Company a write off of assets in the amount of $1,119,526 was accomplished during this reporting period. The majority of these assets ($997,981) were historically carried on the Company balance sheet as furniture and equipment. The physical inventory did not reveal any amount of furniture and/or equipment actually owned by the Company that approached that value. Consequently, as part of the downsizing of overhead efforts by current management and pursuant to the lease agreement with Cameron Management, the furniture and equipment owned by the Company was left behind in the office space at 3000 Richmond. A value for this furniture will be negotiated with the landlord as part of the settlement negotiations to resolve the outstanding lease obligation on this office space.

LIQUIDITY AND CAPITAL RESOURCES

The Company currently has nominal cash reserves, no cash flow from operations, and no ability to secure financing through the sale of securities without further shareholder authorization.

As of September 30, 2002, the Company has historically suffered from a working capital deficit and until the shareholders replaced the Board of Directors at the 2001 Shareholders Meeting held in Houston, Texas on August 5, 2002, the Company's previous management depended almost entirely on activities (which now appear to have been illegal) involving the sale of common stock to obtain working capital. During the first eight months of 2002, previous management placed 52,919,705 shares of common stock into the public market place. This unprecedented dilution of the existing shareholders of the Company resulted in all 150,000,000 of the Company's authorized shares of common stock being issued. Beginning with the replacement of the previous Board of Directors by the shareholders on August 5, 2002 and as a result of the previous Board's actions, the Company will not be able to raise capital through the sale of common stock until such time as the shareholders authorize additional shares of stock at the next Shareholders Meeting. It is the intent of new management to hold the next Shareholders Meeting during the first quarter of 2003. During the interim period, the Company's new management has agreed to manage the company, deferring payment of salaries until such time as the cash flow of the Company improves sufficiently to support those salaries.

The Company continues to investigate financing opportunities to support projects through project based financing.

There are no assurances, however, that the Company can raise the necessary capital to enable it to continue to develop its Business Plan or that it will be able to generate sufficient revenue growth and improvements in working capital. As no revenue is currently generated from operations, the Company will have to raise additional working capital. No assurance can be given that funds will be available from any source when needed by the Company or, if available upon terms and conditions reasonably acceptable to the Company.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is a party to various claims and litigation. On August 5, 2002 at the Shareholders Meeting, the Company's shareholders elected an entirely new Board of Directors. On August 8, 2002 the new Board of Directors appointed a Litigation Committee who has engaged independent legal counsel to review the merits and allegations of all current and pending litigation. This Litigation Committee has been charged with the duty to ascertain what legal actions are in the best interest of the Company and to make recommendations to the Board of Directors for their review and implementation. Due to the circumstances of being named by prior management as a party adverse to the Company in some of this pending litigation, Mr. Richard G. Boyce recused himself from the Litigation Committee and its deliberations. Although no assurances can be given, the Company believes that resolution of many of the outstanding legal problems can be reached by direct negotiation with the parties involved.

Occidental Yemen Sabtain, Inc. and Saba Yemen Oil CompanyLtd. v. Adair Yemen Exploration, Ltd. - Adair Yemen Exploration, Ltd. is a wholly owned subsidiary of the Company. It was named as the Respondent in the matter of Occidental Yemen Sabatain, Inc. ("Occidental") and Saba Yemen Oil Company Ltd. ("Saba") v. Adair Yemen Exploration, Ltd. ("Adair Yemen") in a Request for Arbitration filed with the International Chamber of Commerce in Paris, France on July 10, 2001. The Claimants, Occidental and Saba are claiming that Adair Yemen breached various agreements to which Occidental, Saba and Adair Yemen are parties and are requesting that Adair Yemen forfeit and reassign their 30% working interest in the project to Occidental and Saba. Immediately following the election of a new Board of Directors for the Company on August 5, 2002, it was discovered that the legal counsel representing the Company in this proceeding (both in Houston and in Paris, France) had resigned from the case due to non-payment of fees. After being able to review the facts surrounding the case and the arguments presented on behalf of the Company, the Company's new management decided to change the course of the legal argument. On September 15, 2002, the Company submitted a legal brief to the Arbitration Panel outlining a legal position based in equity. On October 15, 2002 the claimants provided their answer to the Company's new argument. The Company anticipates the Arbitration Panel will be able to make a final decision in this case by early 2003.

Adair Exploration, Inc. and Adair Yemen Exploration, Ltd. v. Occidental Oil and Gas Corporation, Richard G. Boyce, Gene L. Ackerman, and David C. Crandall. - Adair's wholly owned subsidiaries, Adair Exploration, Inc. ("AEI") and Adair Yemen Exploration, Limited ("Adair Yemen") filed a lawsuit in a Texas State District Court in Houston, Texas against Occidental Oil and Gas Corporation ("Occidental"), and several former employees: Richard G. Boyce, Gene L. Ackerman, and David C. Crandall. The lawsuit alleges that breaches of fiduciary duties and usurpation of corporate opportunities as well as other civil wrongs were committed by the former employees. This lawsuit was removed to Federal Court in the Southern District of Texas by defendants and has been stayed pending the outcome of the arbitration proceedings. After careful review by the Litigation Committee established by the new Board of Directors, it was recommended to the Board that in light of ongoing settlement negotiations with Occidental it would not be in the best interest of the Company to pursue this lawsuit. On October 31, 2002 the Board of Directors authorized this case to be non-suited and dismissed with prejudice.

Briar Patch Partners, Ltd. v. Adair International Oil & Gas, Inc., Adair Exploration, Inc., Partners In Exploration, Inc., Partners In Exploration, L.L.C., and Richard G. Boyce. - The Company was named as the defendant in the matter of Briar Patch Partners, Ltd. v. Adair International Oil & Gas, Inc., Cause No. 01-06351, 95th Judicial District Court, Dallas County, Texas. Briar Patch Partners, the landlord holding the lease on the property in Dallas, Texas where Adair Exploration, Inc., "the lessee", formerly maintained an office, has filed a lawsuit against the Company regarding the failure of the lessee to pay the rent as well as other related claims. The Company's new management has approached the plaintiffs and has opened negotiations to settle this case.

Adair International Oil & Gas, Inc. v. Richard G. Boyce and Larry Swift. - Under the previous management, the Company filed a lawsuit against Messrs. Boyce and Swift in the 55th Judicial District Court in Harris County, Texas, Cause No. 2001-63909. The Company sued Messrs. Boyce and Swift for defamation, tortuous interference, conversion, breach of fiduciary duty and conspiracy. Messrs. Boyce and Swift have filed answers denying the Company's allegations. Mr. Boyce filed a counterclaim claiming defamation by the Company. After careful review of the merits of this case by the Litigation Committee established by the new Board of Directors, it was recommended to the Board that this case be non-suited and dismissed with prejudice.

L. Bruce Hinton and Billie Turmenne v. John W. Adair, Jalal Alghani, Vivian Llerena Quintero, Adel Alzamir and Alghani Investment Group, Inc. - This case was filed on January 30, 2002 in the 80th Judicial Court, Harris County, Texas (Cause No. 2002-03286). The suit alleged fraud by the Defendants who have each participated in a scheme and course of business that was operated to deliberately deceive the Plaintiffs by disseminating false information and misleading statements, including concealing material adverse facts about the Corporation. The plaintiffs dismissed this case by non-suit, so that the Company could bring suit on behalf of all shareholders against the defendants.

Adair International Oil & Gas, Inc. v. Richard G. Boyce - Under the previous management, the Company filed a lawsuit against Mr. Richard G. Boyce in the 55th Judicial District Court in Harris County, Texas, Cause No. 2002-37894. The Company sued Mr. Boyce alleging fraudulent misrepresentation of the value of Partners In Exploration, Inc. during the merger of that entity with the Company. After careful review of the merits of this case, the Litigation Committee established by the new Board of Directors, it was recommended to the Board that this case be non-suited and dismissed with prejudice.

3000 Richmond Limited Partnership v. Superior Geophysical, Inc. - Adair International Oil & Gas, Inc., Superior Geophysical, Inc. ("Superior") John W. Adair, Jalal Alghani, Bill Wiseman, and Gary Tolar, Cause No. 2002-15641, in the 333rd Judicial District Court in Harris County, Texas were sued by Superior's landlord, 3000 Richmond Limited Partnership, as co-tenants for breach of the lease agreement and for back rent owed on Superior's leasehold. The Company's new management has approached the plaintiffs and has opened negotiations to settle this case.

ITEM 2. CHANGES IN SECURITIES
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

It is anticipated that during the first quarter of 2003, a Shareholders Meeting will be convened to seek shareholder approval for a name change of the Corporation. In addition the Company's shareholders may be requested to approve an increase in the authorized shares of common stock for the Corporation or some other change in the securities currently held and issued by the Company. At that meeting, the Company's shareholders may also be requested to approve additional Directors to serve on the Board of Directors.

The Shareholders Meeting will be noticed to all shareholders and a proxy statement will be distributed.

ITEM 5. OTHER INFORMATION

Officer Compensation - At a special called meeting of the Board of Directors held August 13, 2002 the Board approved compensation for several individuals who have assumed roles of management for the Company. As a Board member, Mr. Boyce recused himself from these deliberations to avoid a potential conflict of interest. Compensation was discussed and set for Mr. Richard G. Boyce as acting President, Mr. Chris A. Dittmar as acting Chief Financial Officer and Corporate Secretary. The salaries are commensurate with the amounts paid to the previous management. Further, the Board stipulated, again with Mr. Boyce recusing himself in his capacity as a Director, that the Company shall only owe these funds to these individuals in the event that the Corporation either receives funds or regains the ability to issue stock in lieu of cash. Finally, the Board stipulated these individuals will have the option to determine what portion of their compensation they are to receive in cash or stock. If the option is chosen to receive stock in lieu of cash, the conversion rate shall be the average monthly closing price per month of employment.

Richard G. Boyce	48	Acting President	$240,000
Chris A. Dittmar	55	Acting Chief Financial Officer and Corporate Secretary	$240,000

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
None.

ADAIR INTERNATIONAL OIL AND GAS, INC. AND SUBSIDIARIES
FORM 10-QSB
September 30, 2002

SIGNATURES
In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November1 5, 2002.

ADAIR INTERNATIONAL OIL AND GAS, INC.

/s/ Richard G. Boyce
------------------------------
Richard G. Boyce
Acting President