Form 10KSB
period 2002-12-31
ADAIR INTERNATIONAL OIL & GAS INC
filed 2003-04-16
CIK 355300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 2002.

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

[X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The aggregate market value of common stock held by non-affiliates of the registrant at December 31, 2002, based upon the last closing price on the OTCBB on December 31, 2002, was $1,500,000. As of December 31, 2002, there were 150,000,000 shares of Common Stock and 62,742 shares of Preferred Stock outstanding. The total number of Common shares authorized is 150,000,000 and the total number of preferred shares authorized is 5,000,000 for the Corporation..

Documents incorporated by reference: Adair International Oil and Gas, Inc. Form 10KSB for the year ending December 31, 2001, Form 8K/A, "Change in Registrants Certifying Accountants" filed February 14, 2002, Form 8K, "Change in Corporate Bylaws", filed May 22, 2002, and Form 8K, "Notice of Change of Control" filed August 16, 2002.

Transitional Small Business Disclosure Format: [ ] Yes [X] No

ADAIR INTERNATIONAL OIL AND GAS, INC.
AND SUBSIDIARIES

TABLE OF CONTENTS
DECEMBER 31, 2002

PART I

ITEM 1. DESCRIPTION OF BUSINESS

INTRODUCTION AND BUSINESS PLAN

Adair International Oil and Gas, Inc. (the "Company") was originally incorporated in the state of Texas on November 7, 1980, as Roberts Oil and Gas, Inc. Roberts Oil and Gas, Inc. registered its shares of common stock with the Securities and Exchange Commission ("SEC") and began filing periodic reports pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"). In July of 1997, Roberts Oil and Gas, Inc. changed its name to Adair International Oil and Gas, Inc., which is traded on the NASDAQ Over the Counter Bulletin Board ("OTCBB") under the stock symbol AIGI. Following a highly contested proxy battle for control of the Company in the fall of 2002, the shareholders elected an entirely new Board of Directors with the mandate to implement corporate governance and return the Company back to profitability.

Adair International Oil & Gas, Inc. has adopted the following mission statement;

"We will strive to maximize shareholder value through the integration of oil and gas assets with power generation while maintaining the highest ethical standards"

The newly elected Board of Directors is following a business plan designed to recapitalize and revitalize the Company. To achieve this mission, Management has set several short term priorities.

  Stabilize the financial condition of the Company
  Currently the Company has limited financial resources to run its daily business. Resulting from the decisions and practices of former management, the Company is party to a significant amount of litigation.

  Management has slashed daily overhead to near zero, while at the same time has made significant progress towards reaching negotiated settlements with creditors.

  Reinstate the Company's exploration interests in Yemen Block 20
  The exploration rights in Yemen Block 20 are the subject of an International Arbitration currently underway in Paris, France. The other parties in the Arbitration are requesting the Arbitration Tribunal reassign the Company's 30% interest in this project to them in compensation for financial defaults that the Company has made during the project.

Mangement has presented a credible legal defense to the issues under Arbitration and has made arrangements for an investor to provide the necessary capital to support the Company's participation in the project in the event that an award is made by the Tribunal in favor of the Company.

  Assess the viability of all previously announced projects
  During the last five years, a large number of projects have been announced that never resulted in adding asset value to the Company.

Management is working to determine which of these projects are viable and can be pursued by the Company.

  Accurately report the financial condition of the Company
  Accurate financial reporting will serve as the foundation upon which shareholder confidence will return to this Company.

Management is committed to accurate reporting of the financial condition of the Company.

  Full disclosure in timely filings with the Securities and Exchange Commission
  The securities markets and the public companies that comprise those markets are currently being tested by the loss of shareholder confidence in the overall system. Sweeping changes in the reporting requirements and corporate governance are being instituted by the Securities and Exchange Commission as a result of the inability of those systems to identify and regulate unprecedented failures such as Enron, TYCO and WorldCom.

Management is committed to full disclosure reporting in accordance with the regulations promulgated by the SEC.

  Restore investor confidence through release of verifiable information
  In the past, press releases by the Company were of dubious reliability. Promises were made that were not kept. All future press releases and public documentation will always contain verifiable information.

Management is working hard to regain shareholder confidence by only releasing verifiable information that effects your investment.

  Restore shareholder equity by building an energy company with real assets
  Management is working to secure energy projects that can be brought into the Company which will be fully financed and will add real value to the balance sheet. These projects will only be announced when the Company's participation can be verified by our shareholders.

ITEM 2. DESCRIPTION OF PROPERTIES

OIL & GAS EXPLORATION

Sabatain Block 20, Republic of Yemen - On April 3, 2000, Adair Yemen Exploration Limited ("Adair Yemen"), a wholly owned subsidiary of the Company, together with Saba Yemen Oil Company Limited ("Saba"), Occidental Yemen Sabatain, Inc. ("Occidental"), The Yemen Company For Investment In Oil and Minerals ("YICOM"), and the Ministry of Oil and Mineral Resources "(MOMR"), entered into a Production Sharing Agreement ("PSA") in the Sabatain Area, Block 20, located in the Marib-Shabwa Governorates, Republic of Yemen. On September 2, 2000, the President of Yemen signed Decree #21, which passed into law the Production Sharing Agreement for Block 20. This decree establishes the effective date for the PSA among Adair Yemen, Saba, and Occidental (the Parties) as September 2, 2000. In addition to the PSA, the Parties are subject to a Joint Operating Agreement ("JOA") and a Joint Management Agreement ("JMA") and a Participation Agreement, which defines certain financial commitments, obligations and operating rules that govern the Parties participation in the project. The division of working interest between the partners is Occidental 50% (Operator), Adair Yemen 30% and Saba 20%. Additionally YICOM is granted a 5% carried interest in the project, such carried burden is porportionally shared by all partners.

The basic financial provisions of the Production Sharing Agreement ("PSA") provides that during the initial three year exploration program, a minimum work program which includes the reprocessing of existing 2D seismic data, the acquisition of 100 square kilometers of 3D seismic data and the drilling of two (2) wells will be completed by the Parties. This work program is valued by the Yemen government in the amount of $8,300,000, which has been guaranteed by placement of a Letter of Credit by Occidental in favor of the Yemen government on behalf of the Parties. Adair Yemen in turn, has provided a back up Letter of Credit to Occidental in the amount of $1,290,000 for their proportionate share of the overall work program commitment. This letter of credit will be returned to Adair Yemen upon completion of the minimum work program. The PSA further provides for the annual payment of training, institutional, and social bonuses in the amount of $250,000, the cost of which is paid annually and shared proportionately by the Parties during the exploration period.

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

Block 20 is an onshore exploratory project located in the Marib-Jawf Basin of Yemen. The block is located directly adjacent to oil fields operated by Yemen Hunt Oil Company in Block 18 and Jannah Hunt Oil Company in Block 5. These producing fields are currently exporting approximately 140,000 barrels of oil per day. Since the time of Yemen Hunt's discovery of oil on Block 18 in 1984, the basin's prolific Alif Petroleum System has produced over 700 million barrels of light sweet crude oil.

While Block 20 currently has no oil production, it represents an extraordinary exploration opportunity oweing to the fact that identified prospects are in many cases defined by shows of oil and gas in wells drilled during previous exploration efforts. The economic sharing terms of the PSA were negotiated to provide incentive to develop and produce smaller oil fields which greatly benefit from the shared use of existing pipelines and production infrastructure already installed and paid for during the development of the larger fields currently under production.

Since field activity began on the project in September of 2000, work completed includes the reprocessing of approximately 1,825 kilometers of 2D seismic, acquisition, processing and interpretation of approximately 540 square kilometers of new 3D seismic data and the drilling of three exploratory wildcat wells.

While the results of the drilling to date have been disappointing, Adair Yemen has identified seven prospects in the prolific Alif Petroleum System that it believes have not been adequately evaluated by drilling.

Chimichagua Gas Field, Colombia - On December 31, 2002, the Company's Chimichagua gas field contained proven non-producing gas reserves as described in the note titled, "Supplemental Oil and Gas Disclosures" on Form 10-KSB for the period ended December 31, 2001 filed previously by the Company. This prospect has a cost basis of $3,000,000 and was purchased in fiscal 1997 by issuing 6,000,000 common shares valued at $0.50 per share. Options to commercialize this "stranded" gas reserve focus on identifying opportunities for the Company to supply natural gas as fuel to a power plant thereby providing revenues under a long-term gas purchase contract. Realization of the value of these reserves is contingent upon the Company entering an agreement to construct a power plant utilizing gas from the field as fuel to generate electricity. Given the difficult economics of commercializing this gas reserve, the Company may, at any time, also choose to drop the property, or if possible, divest of this property receiving another interest in Colombia, cash, trade or other consideration.

Pointe Noire Gas Feasibility Study, Republic of Congo - The Company and the Republic of Congo government signed a Feasibility Study for the Creation of an Industrial Free Trade Zone at Point Noire (Republic of Congo). The Company's new management has discussed this project personally with the President of the Republic of the Congo and as a result is very committed and excited about bringing this project to completion. A detailed work program has already been developed and experts to assist with the project have been identified, contracted and are currently working on the initial draft of the study for presentation to the Congolese government.

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

EMPLOYEES

The Company currently has one full-time employee. The Company utilizes outside consultants with the number varying according to project requirements.

TRANSFER AGENT AND REGISTRAR

On March 15, 2002, the Company changed its transfer agent to US Stock Transfer, 1745 Gardena Ave., Glendale, CA 91204 (818) 502-1404.

The Company's prior transfer agent was Chase Mellon Shareholder Services, 400 South Hope Street, 4th Floor, Los Angeles, CA 90071.

RISK FACTORS

The prospects of the Company are subject to a number of risks. There may exist, however, other factors which constitute additional risks but which are not currently foreseen or fully appreciated by management.

Liquidity and Capital Resources

The Company has incurred net operating losses since the fiscal year ended May 31, 1997 and currently has negative working capital. The Company has no operations at this time that provide working capital. At this time the Company has issued all authorized shares of Common stock and as such has no ability to raise working capital through the sale of stock. The Company is dependent on project based financing in order to secure the necessary funds to participate in projects. There is no assurance that the Company will be able to secure adequate financing to fund operations.

Insufficiency of Working Capital

As noted above, the Company has an historical working capital deficit and in the past has depended on investing activities involving the illegal sale of its common stock to obtain working capital. Upon approval by the shareholders to increase the authorization of Common stock for the Company, a Securites Registration Statement will be issued which will allow for the sale of Common stock to raise working capital for the Company. Unless project based funding can be found that will generate capital to allow the Company to begin receiving income from operations, the Company will remain in a relatively inactive state due to the lack of additional working capital. No assurance can be given that funds will be available from any source when needed by the Company or, if available, upon terms and conditions reasonably acceptable to the Company.

Reliance on Efforts of Others

The Company forms joint ventures with industry participants in order to leverage, finance and facilitate its activities. In some instances, the Company will depend on other companies to develop, provide financing, and operate its properties and projects. The prospects of the Company will be highly dependent upon the ability of such other parties. As indicated by the nature of the partners, with which the Company is participating in current projects, management believes the risk in relying on such partners is reasonable.

Foreign Political Climate

The Company has direct oil and gas interests in the Republic of Yemen and the Republic of Colombia. Currently world events are reshaping the Middle East and countries that the U.S. government have placed on the list believed to harbor terrorists will be subjected to new scrutiny by U.S. Federal authorities. As these types of events mature, the properties held by the Company in Yemen and Colombia may be subject to embargo or other restrictions in support of U.S. governmental policies.

Yemen-United States Relationship

At the present time, Yemen-U.S. relations are good. This is evidenced by the close cooperation between the U.S. Military and the Yemen government to conduct operations in support of the war on terrorism within the borders of Yemen. Yemen remains the only democratic government in the Middle East. However, Yemen has historically been subject to lawlessness and certain terrorist organizations are known to operate from Yemen. The overall uncertainties of the future of worldwide terrorism and the U.S. led war to eradicate terrorism may effect the Company's ability to conduct business in Yemen.

Colombia

Colombia remains a difficult political climate for the conduct of international business. No political changes are observed on the horizon that will improve either the security or business climate of the country. Any changes in the political climate of Colombia could have a negative impact on the Company, up to and including the complete loss of these interests.

International Operations

The Company anticipates that a significant portion of its future international revenues could be derived from its oil and gas and other investment interests located in Yemen. Currency controls and fluctuations, royalty and tax rates, import and export regulations and other foreign laws or policies governing the operations of foreign companies in the applicable countries, as well as the policies and regulations of the United States with respect to companies operating in the applicable countries, could all have an adverse impact on the operations of the Company.

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

Oil and Gas Price Volatility

Future revenues from oil and gas production that might be generated by the Company will be highly dependent upon the prices of crude oil and natural gas. Fluctuations in the energy market make it difficult to estimate future prices of crude oil and natural gas. Such fluctuations are caused by a number of factors beyond the control of the Company, including regional and international demand, energy legislation of various countries, taxes imposed by applicable countries and the abundance of alternative fuels. International political and economic conditions may also have a significant impact on prices of oil and gas. There can be no assurance of profitable operations even if there is substantial production of oil and gas.

Environmental Regulation

The U.S. oil and gas and power generation industries are subject to substantial regulation with respect to the discharge of materials into the environment, pollution, siting of operations or other factors relating to the protection of the environment. The exploration, development and production of oil and gas are regulated by various governmental agencies with respect to the storage and transportation of the hydrocarbons, the use of facilities for processing, recovering and treating the hydrocarbons and the clean up of drilling sites. Many of these activities require governmental approvals before they can be undertaken. The costs associated with compliance with the applicable laws and regulations have increased the costs associated with the planning, designing, drilling, installing, operating and plugging or abandoning of wells. To the extent that the Company owns an interest in a well it may be responsible for costs of environmental regulation compliance even after the plugging or abandonment of that well.

General Risks of the Oil and Gas and Power Generation Industies

The Company's operations will be subject to those risks generally associated with the oil and gas and power generation industries. Such risks include exploration, development and production risks, title risks, and weather risks, shortages or delay in delivery of equipment and the stability of operators and contractor companies.

ITEM 3. LEGAL PROCEEDINGS

Legal Proceedings for the Year Ended December 31, 2002:

The Company is a party to various claims and litigation. On August 5, 2002 at the Shareholders Meeting, the Company's shareholders elected an entirely new Board of Directors. On August 8, 2002 the new Board of Directors appointed a Litigation Committee who subsequently engaged independent legal counsel to review the merits and allegations of all current and pending litigation. This Litigation Committee was charged with the duty to ascertain what legal actions are in the best interest of the Company and to make recommendations to the Board of Directors for their review and implementation. Due to the circumstances of being named by prior management as a party adverse to the Company in some of this pending litigation, Mr. Boyce recused himself from the Litigation Committee and its deliberations. Although no assurances can be given, the Company believes that resolution of many of the outstanding legal problems can be reached by direct negotiation with the parties involved.

Occidental Yemen Sabtain, Inc. and Saba Yemen Oil CompanyLtd. v. Adair Yemen Exploration, Ltd. - Adair Yemen Exploration, Ltd. is a wholly owned subsidiary of the Company. It was named as the Respondent in the matter of Occidental Yemen Sabatain, Inc. ("Occidental") and Saba Yemen Oil Company Ltd. ("Saba") v. Adair Yemen Exploration, Ltd. ("Adair Yemen") in a Request for Arbitration filed with the International Chamber of Commerce in Paris, France on July 10, 2001. The Claimants, Occidental and Saba assert that Adair Yemen breached various agreements to which Occidental, Saba and Adair Yemen are parties and are requesting that Adair Yemen forfeit and reassign their 30% working interest in the project to Occidental and Saba. Immediately following the election of a new Board of Directors for the Company on August 5, 2002, it was discovered that the legal counsel representing the Company in this proceeding (both in Houston and in Paris, France) had resigned from the case due to non-payment of fees. After being able to review the facts surrounding the case and the arguments presented previously on behalf of the Company, the Company's new management decided to change the course of the legal argument. On September 15, 2002, the Company submitted a legal brief to the Arbitration Tribunal outlining a legal position based in equity. In December of 2002, new legal counsel was retained by the Company to prepare and argue the case at the Final Hearing before the Tribunal on January 22-23, 2003 in Paris. At the Final Hearing, on behalf of the Respondent, Mr. Richard G. Boyce presented a witness statement and was examined by the Claimants as well as by the Tribunal. Additionally, witnesses from the Claimants also presented statements and were examined by the Respondent's legal counsel and the Tribunal. During the hearing, legal agruments were presented orally by legal counsel for both Claimant and Respondent. Final written submissions were presented to the Tribunal on March 28, 2003. The Company is currently awaiting a final judgement and notice of award which is anticipated in April or May of 2003.

The Company has vigorously defended this lawsuit involving this major asset of the Company. Depending on the terms of award, a judgement in favor of the Claimants (Occidental and Saba) might result in material damage to the Company.

Adair Exploration, Inc. and Adair Yemen Exploration, Ltd. v. Occidental Oil and Gas Corporation, Richard G. Boyce, Gene L. Ackerman, and David C. Crandall. - Adair's wholly owned subsidiaries, Adair Exploration, Inc. ("AEI") and Adair Yemen Exploration, Limited ("Adair Yemen") filed a lawsuit in a Texas State District Court in Houston, Texas against Occidental Oil and Gas Corporation ("Occidental"), and several former employees: Richard G. Boyce, Gene L. Ackerman, and David C. Crandall. The lawsuit alleges that breaches of fiduciary duties and usurpation of corporate opportunities as well as other civil wrongs were committed by the former employees. This lawsuit was removed to Federal Court in the Southern District of Texas by defendants and has been stayed pending the outcome of the arbitration proceedings. After careful review by the Litigation Committee established by the new Board of Directors, it was recommended to the Board that in light of ongoing settlement negotiations with Occidental it would not be in the best interest of the Company to pursue this lawsuit. On October 31, 2002 the Board of Directors authorized this case to be non-suited and dismissed with prejudice. A notice of non-suit was filed with the Court and the case was dismissed with prejudice.

Adair International Oil & Gas, Inc. vs. John W. Adair, Jalal Alghani and Vivian Quintero vs. Adair International Oil & Gas, Inc., etal - Cause No. 2001-63909, 55th District Court, Harris County, Texas. The Company's claims in the suit against John W. Adair ("Adair"), Jalal Alghani ("Alghani") and Vivian Quintero ("Quintero") involve allegations of fraud, conspiracy and breach of fiduciary duties owed to the Company by Mr. Adair and Mr. Alghani while they were officers and directors of the Company prior to their removal from the AIGI Board of Directors at the Company's annual shareholders meeting on August 5, 2002. The Company's claims in the suit against Quintero involve allegations of fraud, conspiracy and breach of fiduciary duties while she was employed by the Company as office manager and personal assistant to Adair when he was Chairman of the AIGI Board of Directors.

After the Company's claims were filed in the suit, Mr. Adair, Mr. Alghani and Ms. Quintero filed "counter claims" against the Company alleging standing to sue as shareholders of the Company. Their allegations against the Company and a long list of others include the following counts; "fraud, breaches of fiduciary duties, conspiracy to breach fiduciary duties, defamation, conspiracy to commit defamation, proxy fraud, conspiracy to commit proxy fraud, tortious interference, usurpation of corporate opportunities, vicarious liability/vice principal, uspecified actual and exemplary damages." These counter claims were filed against the Company on November 9, 2002. The Company has vigorously denied and is defending these allegations.

Mr. Adair, Mr. Alghani and Ms. Quintero have also filed the above described "counter claims" against Richard G. Boyce, Larry Swift, Gene Ackerman, David Crandall, Chris Dittmar, John A. Brush, Charles R. Close, and Shareholders Committed to Restoring Equity Group, Inc. ("SCORE"). The Company's Board of Directors have determined that it is in the best interest of the Company to assume the defense of and to indemnify these individuals and SCORE.

Although some discovery in this case was secured before the change of control of the Company occurred as a result of the Annual Shareholders Meeting on August 5, 2002, there has been no further formal discovery to date other than the Company and Mr. Boyce's responses to requested discovery. The Company will continue to vigorously pursue this complex case.

Briar Patch Partners, Ltd. v. Adair International Oil & Gas, Inc., Adair Exploration, Inc., Partners In Exploration, Inc., Partners In Exploration, L.L.C., and Richard G. Boyce. - The Company was named as the defendant in the matter of Briar Patch Partners, Ltd. v. Adair International Oil & Gas, Inc., Cause No. 01-06351, 95th Judicial District Court, Dallas County, Texas. Briar Patch Partners, the landlord holding the lease on the property in Dallas, Texas where Adair Exploration, Inc., "the lessee", formerly maintained an office, filed a lawsuit against the Company regarding the failure of the lessee to pay the rent as well as other related claims. On February 10, 2003 an Agreed Judgement was signed by all Parties in the total amount of $235,306.15 against the Defendants. This total amount included the principal amount remaining on the lease, plaintiff's attorney's fees and court costs. Additionally on February 10, 2003, a Settlement Agreement was signed by all Parties which outlines the terms of settlement and payment schedule. These documents have been filed by the Plaintiff with the court.

Adair International Oil & Gas, Inc. v. Richard G. Boyce and Larry Swift. - At the direction of previous management, the Company filed a lawsuit against Messrs. Boyce and Swift in the 55th Judicial District Court in Harris County, Texas, Cause No. 2001-63909. The Company sued Messrs. Boyce and Swift for defamation, tortuous interference, conversion, breach of fiduciary duty and conspiracy. Messrs. Boyce and Swift have filed answers denying the Company's allegations. Mr. Boyce filed a counterclaim claiming defamation by the Company. After careful review of the merits of this case by the Litigation Committee established by the new Board of Directors, it was recommended to the Board that this case be non-suited and dismissed with prejudice. A notice of non-suit was filed with the Court and the case was dismissed with prejudice.

L. Bruce Hinton and Billie Turmenne v. John W. Adair, Jalal Alghani, Vivian Llerena Quintero, Adel Alzamir and Alghani Investment Group, Inc. - This case was filed on January 30, 2002 in the 80th Judicial Court, Harris County, Texas (Cause No. 2002-03286). The suit alleged fraud by the Defendants who have each participated in a scheme and course of business that was operated to deliberately deceive the Plaintiffs by disseminating false information and misleading statements, including concealing material adverse facts about the Corporation. The plaintiffs dismissed this case by non-suit, so that the Company can bring suit on behalf of all shareholders against these defendants.

Adair International Oil & Gas, Inc. v. Richard G. Boyce - Under the previous management, the Company filed a lawsuit against Mr. Richard G. Boyce in the 55th Judicial District Court in Harris County, Texas, Cause No. 2002-37894. The Company sued Mr. Boyce alleging fraudulent misrepresentation of the value of Partners In Exploration, Inc. during the merger of that entity with the Company. After careful review of the merits of this case, the Litigation Committee established by the new Board of Directors, it was recommended to the Board that this case be non-suited and dismissed with prejudice. A notice of non-suit was filed with the Court and the case was dismissed with prejudice.

3000 Richmond Limited Partnership v. Superior Geophysical, Inc. - Adair International Oil & Gas, Inc., Superior Geophysical, Inc. ("Superior") John W. Adair, Jalal Alghani, Bill Wiseman, and Gary Tolar, Cause No. 2002-15641, in the 333rd Judicial District Court in Harris County, Texas were sued by Superior's landlord, 3000 Richmond Limited Partnership, as co-tenants for breach of the lease agreement and for back rent owed on Superior's leasehold. Management has approached the plaintiffs and negotiations are ongoing to settle this case.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Results of Proxy Contest

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

The Shares represented by said proxies and ballots constituted a quorum for the transaction of business at the Meeting. A vote of the shareholders was taken with respect to the Election of Directors, which was canvassed and tabulated by the Inspector of Election. The following votes were cast for the Election of Directors:

Management Nominees	For	Withhold
John W. Adair	36,948,202	534,590
Jalal Alghani	36,951,980	530,812
John Eftekhar PhD	36,951,780	531,012

SCORE Group Nominees
Richard G. Boyce	45,390,465	1,988,656
John A. Brush	45,379,465	1,999,656
Charles R. Close	45,379,465	1,999,656

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

The Company's Common Stock is currently traded on the over the counter bulletin board ("OTCBB") symbol "AIGI." The following table sets forth, for the periods indicated, the high and low closing bid prices for the Common Stock of the Company as reported on the OTCBB. The bid prices reflect interdealer quotations, do not include retail mark ups, markdowns or commissions and do not necessarily reflect actual transactions.

COMMON STOCK PRICE RANGE
Quarter Ended	High Bid	Low Bid	Shares Outstanding
2002
Dec 31
	$ 0.02	$ 0.01	150,000,000
Sep 30
	$ 0.03	$ 0.01
Jun 30
	$ 0.04	$ 0.01
Mar 31
	$ 0.07	$ 0.02

2001
Dec 31
	$ 0.06	$ 0.06	97,080,295
Sep 30
	$ 0.09	$ 0.08
Jun 30
	$ 0.18	$ 0.02
Mar 31
	$ 0.33	$ 0.30

2000
Dec 31
	$ 0.73	$ 0.19	66,590,882 est.
Sep 30
	$ 0.88	$ 0.25
Jun 30
	$ 1.13	$ 0.39
Mar 31
	$ 2.56	$ 0.41

On December 31, 2002, the closing price for the Common Stock of the Company on the OTCBB was $ 0.01. Also on December 31, 2002, there were approximately 9,500 stockholders of record of the Common Stock, including broker/dealers holding shares beneficially owned by their customers.

Comments regarding stock performance - The Company's stock price reached an all time high during the first quarter of 2000 which was directly attributable to the signing of a Production Sharing Agreement for exploration rights in Yemen Block 20 and signing of a Development Agreement with Calpine for the Teawaya Energy Center. The sharp decline in the price of the Company's stock during fiscal 2001 is directly attributed to the mismanagement of the Company's interest in Yemen Block 20 by John W. Adair and Jalal Alghani (See ITEM 6 - Block 20 Financial Default). During 2001 and into 2002 as a result of the management practices of Mr. Adair and Mr. Alghani, the Company continued to suffer from an increased amount of litigation brought by business partners, creditors and shareholders. Beginning in mid 2001 and continuing through August 2002, shareholders suffered massive share dilution at the direction of the Board of Directors of the Company, comprised solely of Mr. Adair and Mr. Alghani.

Shareholders suffer massive dilution - Beginning in 1997, concurrent with the installation of John W. Adair as CEO and Chairman of the Board and Jalal Alghani as CFO and Vice Chairman, the Company devised a process whereby unregistered securities were being issued by the Company though an elaborate scheme which were ultimately sold thorough two Canadian brokerage firms into the open market. The following table, compiled from the Company's Form 10K filings, details the annual dilution suffered by the shareholders as a result of these activities.

TOTAL SHARES OUTSTANDING
Dec 31, 2002	150,000,000
Apr 02, 2001	68,438,786
Sep 01, 2000	66,590,882
Sep 01, 1999	50,938,038
Aug 21, 1998	28,859,672
Jul 31, 1997	21,200,00

During 2001 and continuing through 2002, the Board of Directors was comprised solely of Mr. Adair and Mr. Alghani. During this timeframe, unchecked by any form of corporate governance, the total number of shares outstanding more than doubled. Based on internal accounting by the Company since August 2002, it has been determined that the Company did not receive the full proceeds from the sale of this stock.

Mr. Adair and Mr. Alghani authorized and issued a total of 94,675,775 shares of common stock to the following individuals and entities valued at $12,121,530 with the Corporation receiving no monetary benefit from these individuals and entities. The closing price on the day of share issuance was used to establish the value of the shares issued in the table below:

Individual or Entity	1997	1998	1999	2000	2001	2002	Cum. Shares	Share $ Value
Adel Alzamir ( Alghani Control )	0	0	742,236	3,533,645	6,220,302	0	10,496,083	$ 4,388,374
Mohammad Al-Akwa ( Alghani Relative )	0	0	0	800,000	1,500,000	8,000,000	10,300,000	$ 497,000
Alghani Investment Group, Inc.	0	14,665,600	11,465,910	858,563	16,281,749	12,500,000	54,771,822	$ 6,662,980
Gibca Invesments, Inc. ( Alghani Control )	0	0	0	0	0	19,105,869	19,105,889	$ 573,176
Total	0	14,665,600	12,206,146	5,192,108	23,004,052	39,605,869	94,675,775	$ 12,121,530
An independent audit of all stock transactions is currently underway by the Company's newly retained auditing firm.

The Company is pursuing Mr. Adair and Mr. Alghani directly through certain legal proceedings (See ITEM 3 - Legal Proceedings) and indirectly through cooperation with appropriate Federal agencies to seek restitution of these amounts.

Shareholders Install Corporate Governance - At the Annual Shareholders Meeting held on August 5, 2002, the shareholders elected an entirely new Board of Directors (see ITEM 4 - Results of Proxy Contest). Since that time, the new Board of Directors terminated the employment of Mr.Adair and Mr. Alghani and has installed Richard G. Boyce as President and Chris A. Dittmar as Chief Financial Officer. This new executive management team is working to resolve the myriad legal and financial issues facing the Company at this time.

Notice of Future Dilution of Shareholders - As a direct result of the activities described above and considering the fact that the Company has no additional Common Stock that can be used to raise capital to support the activities of the Company, future dilution of existing shareholders is very likely. It is anticipated that at the next scheduled Annual Shareholders Meeting, the shareholders will be requested to consider proposals that will lead to additional issuance of Common Stock.

The Board of Directors passed a Corporate Resolution that reads, "Pursuant to and in accordance with Article 2.13 of the Texas Business Corporations Act of the State of Texas the Company does hereby certify that, pursuant to the authority conferred on the Board of Directors by the Articles of Incorporation of the Corporation, and pursuant and in accordance with Article 2.13 of the Texas Business Corporations Act of the State of Texas, said Board of Directors, pursuant to unanimous written consent dated December 9, 2002, duly adopted a resolution providing for the authorization and issuance of 5,000,000 shares of Series A Convertible Preferred Stock, $0.01 par value per share (the "Series A Preferred Stock")."

Each share of Series A Preferred Stock which is then outstanding shall at the sole election of the holder be converted into fully paid and non-assessable shares of Common Stock of the Corporation at a conversion rate of 1,000 shares of Common Stock for each share of Series A Preferred Stock. The holders of the issued and outstanding shares of Preferred Stock shall have the equivalent of 1,000 Common Stock votes for each share of Series A Preferred Stock.

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

SALES OF UNREGISTERED SECURITIES DURING 2002

During the year ended December 31, 2002 the following transactions were effected by the Company in reliance upon exemptions from registration under the Securities Act of 1933 as amended (the "Act") as provided in Section 4(2) thereof. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in nor did the Company pay any commissions or fees to any underwriter in connection with any of these transactions. None of the transactions involved a public offering.

The Company issued stock in lieu of cash in transactions summarized as follows for the year ended December 31, 2002. The Summary Compensation Table included as Item 10, "Executive Compensation", details the number of shares issued for compensation to each Company officer during the respective time period that they have been employed by the Company.

	December 31, 2002			December 31, 2001
Nature of transaction	Common Shares	Preferred Shares	Amount	Common Shares	Amount
Director's Compensation		2,235	$ 37,500
Employee's Salaries	5,553,594	15,506	447,667	10,745,060	$ 1,201,500
Other costs and expenses	558,086	45,000	477,923	6,447,344	278,254
	________	_________	________	_________	_________
	6,111,680	62,741	963,090	17,192,404	$ 1,479,754
	=========	=========	========	=========	=========

Included in the 2001 share amount listed under "Other costs and expenses" above are 4,000,000 shares granted to Mr. Adair and Mr. Alghani. It is the Company's position that these shares were granted illegally. Furthermore it is the Company's position that Mr. Adair and Mr. Alghani illegally doubled their salaries in 2001 and 2002. The Company will pursue all legal remedies to recover these shares.

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

GENERAL COMMENTS ON COMPANY BUSINESS PLAN

In a proxy statement filed with the SEC and dated May 31, 2002 the SCORE Group disclosed a Business Plan for the Company based on publicly available information that had been released by the former management. Since the Shareholder's Meeting on August 5, 2002, the new management of the Company has been focused on resolving the myriad of short-term issues that faced the Company. However not all of management's efforts have gone into those endeavors at the expense of implementing that stated Business Plan on behalf of the shareholders. Almost one year has transpired since the time the SCORE Business Plan was conceived and many regional and global economic conditions have changed dramatically, that directly affect management's ability to implement the Business Plan as outlined in that proxy statement. The Company's Officers and Directors have established good corporate governance and full disclosure of information surrounding the key factors that effect investment decisions as their first priority. As market conditions change, the Company's management will adapt to the dynamics of the market while continuing to follow the general outline of that stated Business Plan as directed by the Board of Directors. The following discussions are intended to inform shareholders regarding the status of each of the identified projects that the Company has previously announced.

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

Discussions have been underway with investment entities since August 2002 to secure the financing necessary to support the Yemen Block 20 project. Contingent on an award in favor of the Company by the Arbitration Tribunal regarding the Yemen Block 20 interest, the Company has negotiated an agreement with an investor to secure and support this project. This commitment is subject to the investor's due diligence, terms of the final award and the state of world affairs at the time of possible closing. There is no assurance that the Company will be able to secure this financing. Due to the uncertainties of the negotiation process, the material terms of such financing arrangements ultimately might not be acceptable to the Company's Board of Directors, the financing entities, Occidental or Saba or the Yemen Government therefore, there is a risk that this financing may not be obtained. Depending on the terms of award, a judgment in favor of the Claimants (Occidental and Saba) might result in material damage to the Company.

Producing Property Acquisition - Gulf of Mexico

As previously announced in the proxy statement, negotiations have continued between the Company and a privately held oil company in Houston, Texas that operates a gas-producing platform in the Gulf of Mexico. These discussions have focused on several strategies utilizing a portion of this property to revitalize the Company. Initial discussions have centered on the concept of the Company earning an equity interest in the property. The cash flow generated from this investment is projected to be sufficient to cover ongoing overhead costs and to provide working capital for the Company. Due to the uncertainties of the negotiation process, the final terms of this project ultimately might not be acceptable to the Company's Board of Directors, and therefore, there is risk that this project may not be obtained.

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

Teawaya Energy Center, Southern California - The Company and Calpine Corporation of San Jose, California signed a Site Development Agreement in July 1999, with respect to a power plant site located on the Torres Martinez Indian reservation which is near Palm Springs, California. Located half way between the major population centers of Los Angeles and San Diego, the $275 million dollar 600 megawatt Teawaya Energy Center (TEC) was to be sited on reservation land belonging to the Torres Martinez Desert Cahuilla Indians.

Since the signing of the Site Development Agreement, power industries as a whole and the California markets specifically have suffered tremendous turmoil and change. In the wake of the Enron Corp. scandal, the power shortages experienced in California during the summer of 2001 now appear to be more contrived than real. In addition, over the last year, the finances and share prices of many large power companies have drastically declined. These factors and other negative trends in the overall economy, have profoundly affected investor confidence in all aspects of the power industry. The net effect of these outside factors has placed the Teawaya Energy Center project on indefinite hold. While many of the essential elements of the project are now permitted and Calpine maintains a substantial investment in the Teawaya site including the costs of pre-construction engineering, permitting, purchase of right of way and air quality credits, Calpine has informed the Company that they do not intend to pursue the development of this site.

The Company continues to believe that the long-term need for new power plants will be significant, particularly as the national economy recovers and older, less efficient generating assets need to be replaced. Currently, the Company does not anticipate any near term positive economic impact from this project.

Pointe Noire Gas Feasibility Study, Republic of Congo - The Company and the Republic of Congo government signed a Feasibility Study for the Creation of an Industrial Free Trade Zone at Point Noire (Republic of Congo). The Company's new management has discussed this project personally with the President of the Republic of the Congo and as a result is very committed and excited about bringing this project to completion. A detailed work program has already been developed and experts to assist with the project have been identified, contracted and are currently working on the initial draft of the study for presentation to the Congolese government.

Oil and Gas Exploration

Block 20, Republic of Yemen - In April 2000, Adair Yemen, Occidental, Saba and YICOM signed a Production Sharing Agreement with the Ministry of Oil in Yemen for exploration rights in Yemen Block 20. Since that time an aggressive exploration program has been conducted by the Operator of the project, first by Adair Yemen and then by Occidental, the current Operator of the project. Approximately 1,825 kilometers of existing 2D seismic data was reprocessed and approximately 550 square kilometers of new 3D seismic was acquired, processed and interpreted in 2001 and 2002. As of March 31, 2003, Occidental as operator of the block has drilled three (3) dry exploratory wells on the block. Due to the conditions of financial default (see discussion below) Adair Yemen has not had access to the 3D seismic data nor did the Company have any technical input into the selection of these drilling locations. It is the considered technical opinion of the Company that none of these three wells tested any of the seven prospects identified and discussed in ITEM 2. Therefore the Company still believes that the Yemen Block 20 project is viable, prospective and is well worth the effort required to reinstate the working interest.

Block 20 Financial Default - Owing to the fact that a Letter of Credit, required by Yemen Block 20 project agreements was not posted in a timely fashion by the Company while under the sole financial management of John W. Adair and Jalal Alghani, the previous Directors and Officers of the Corporation, Adair Yemen suffered financial default on their previously agreed commitments to the project. Further, as a result of the financial default, the Company currently stands to lose its entire 30% participating interest in the project. This participating interest is now the subject of a lawsuit filed by project partners Occidental and Saba which are seeking reassignment of Adair Yemen's interest in the project to the other two parties as a result of the Corporation's financial default under terms of the partnership's operating agreement, the Joint Management Agreement ("JMA"). As is required by the JMA, this lawsuit was filed with the International Chamber of Commerce ("ICC") in Paris, France for settlement by arbitration.

Block 20 Legal Proceedings - Immediately following the election of a new Board of Directors for the Company on August 5, 2002, it was discovered that the legal counsel representing the Company in this proceeding (both in Houston and in Paris, France) had resigned from the case due to non-payment of fees. After being able to review the facts surrounding the case and the arguments presented previously on behalf of the Company, the Company's new management decided to change the course of the legal argument. On September 15, 2002, the Company submitted a legal brief to the Arbitration Tribunal outlining a legal position based in equity. The case relates to Claimants (Occidental and Saba) seeking an ICC award whereby Adair Yemen forfeits its 30% working interest in Block 20 in the Republic of Yemen. Respondent (Adair Yemen) argues that such forfeiture is illegal since it is based upon enforcement of a provision, which under English law is penal and therefore void; alternatively, under English laws of equity, the ICC tribunal should grant equitable relief subject to Adair Yemen paying all outstanding moneys owed in accordance with the JMA currently in force between the parties.

In December 2002, new legal counsel was retained by the Company to prepare and argue the case at the Final Hearing before the Tribunal on January 22-23, 2003 in Paris. At the Final Hearing, on behalf of the Respondent, Mr. Boyce presented a witness statement and was examined by the Claimants as well as by the Tribunal. Additionally, witnesses from the Claimants also presented statements and were examined by the Respondent's legal counsel and the Tribunal. During the hearing, legal agruments were presented orally by legal counsel for both Claimant and Respondent.

Final written submissions were presented to the Tribunal on March 28, 2003. The Company is currently awaiting a final judgement and notice of award which is anticipated in April or May 2003.

The Company has vigorously defended this lawsuit involving this major asset of the Company. Depending on the terms of award, a judgement in favor of the Claimants (Occidental and Saba) might result in material damage to the Company.

Contingent on an award in favor of the Company by the Arbitration Tribunal regarding the Yemen Block 20 interest, the Company has negotiated an agreement with an investor to secure and support this project. This commitment is subject to the investor's due diligence at the time of possible closing. There is no assurance that the Company will be able to secure this financing. Depending on the terms of award, a judgement in favor of the Claimants (Occidental and Saba) might result in material damage to the Company.

Chimichagua Prospect, Colombia - Immediately following the election of a new Board of Directors for the Company on August 5, 2002, it was discovered that while under the sole financial management of Mr. Adair and Mr. Alghani, the previous Directors and Officers of the Corporation, the minimum capital required ($30,000) for the registration and incorporation of Adair Colombia Oil & Gas, S.A. had not been funded. Furthermore, none of the general and administrative expenses for the Company had been paid. Consequently, the Colombia government was in the process of revoking the Company's Chimichagua concession. As of the end of this reporting period, the Company's new management has commenced negotiations with the Colombia national oil company, Ecopetrol, S.A., to legalize the Company in Colombia and present a program of activities for the concession. Due to the fact that former management long neglected this project and due to the difficult economics of commercializing this stranded gas reserve there is a risk that the process of negotiation will not lead to a successful conclusion. There is also a risk that financing will not be found to support this venture.

STATUS OF COMPANY UPON CHANGE OF MANAGEMENT

On August 5, 2002, Adair International Oil & Gas, Inc. (the "Company or "AIGI") held its Annual Shareholders Meeting. At this meeting, the AIGI shareholders, who had previously been properly noticed and informed by opposing proxy statements distributed by the Company's management and the SCORE Group, Inc. (" SCORE Group"), voted to select a new Board of Directors for the Company's current calendar year. Upon announcement of the results of the balloting, by the Inspector of Election at approximately 5:00 pm local time, the SCORE Group Nominees were duly elected by the Company's shareholders to each serve as Directors for a term of one year. Elected to serve were Mr. Richard G. Boyce, Mr. John A. Brush and Mr. Charles R. Close.

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

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

In 2002 versus 2001, revenues decreased from $807,695 to $2,286, a decrease of $805,409. Revenue from technical services fees decreased from $434,869 to zero in 2002 due to loss of operatorship of block 20 in Yemen. Consulting fees decreased from $156,000 in 2001 to zero in 2002. This decrease is due to the Teayawa project being put on permanent hold by Calpine which resulted in the loss of the associated monthly consulting fees to the Company. Other revenues decreased from $216,826 in 2001, to $2,286 in 2002, an decrease of $214,540. This decrease is primarily the result of a decrease in fees earned by the Company's equipment sales division.

Costs and Expenses - Expenses increased from $3,460,885 during the fiscal period ended December 31, 2001 to $4,393,293 for the year ended December 31, 2002, an increase of $932,408. There were several reasons for this increase. Salaries and wages paid in stock decreased from $1,201,500 for 2001 to $187,667 in 2002. This decrease of $1,013,833 is due to a decrease in personnel expense instituted by the Company's new management. Other Expenses Paid in Stock decreased from $278,254 in 2001 to $27,923 in 2002. This decrease of $250,331 is due to new management's efforts to reduce overhead wherever possible. Loss on Abandonment of Assets increased from zero in 2001 to $728,834 in 2002. This increase is due to Capitalized Lease Equipment returned to the lessors and Furniture & Equipment taken by Cameron Management for past due rent on the 3000 Richmond offices. Depreciation and depletion expense decreased from $146,106 in 2001 to zero in 2002. This decrease is due to the above abandonment of associated assets during 2002. Management's Estimated Loss on Misappropriated Stock Sale Proceeds increased from zero in 2001 to $460,846 in 2002. This increase is the market value of stock issued by the Company in the secondary market for which the Company did not receive any proceeds or services rendered. Interest expense increased from $35,217 in 2001 to $101,2769 in 2002. This increase of $66,059 is due primarily to interest on cash calls for Block 20 in Yemen left unpaid by former management. Other Expenses increased from $78,980 in 2001 to $100,406 in 2002. This increase of $21,426 is due to various costs associated with the change in managment.

Other Income and Expenses - Interest Income increased from $10,439 in 2001 to $11,308 in 2002. This increase of $869 is due to earnings from the Investment - Letter of Credit on Deposit. Impairment Loss on Assets increased from zero in 2001 to $4,325,716 in 2002. This increase reflects the uncertainty regarding the Yemen Block 20 arbitration.

The Board of Directors curtailed all activities of Superior Geophysical, Inc., Adair Exploration, Inc. and Adair Power, LLC to end the financial drain on the Company.

LIQUIDITY AND CAPITAL RESOURCES:

The Company currently has nominal cash reserves, no cash flow from operations, and no ability to secure financing through the sale of securities without further shareholder authorization.

The Company has historically suffered from a working capital deficit and until the shareholders replaced the Board of Directors at the Annual Shareholders Meeting on August 5, 2002, the Company's previous management depended almost entirely on illegal activities involving the sale of common stock to obtain working capital. During the first eight months of 2002, previous management placed 52,919,705 shares of common stock into the public market place. This unprecedented dilution of the existing shareholders of the Company resulted in all 150,000,000 of the Company's authorized shares of common stock being issued. Beginning with the replacement of the previous Board of Directors by the shareholders and as a result of the previous Board's actions, the Company will not be able to raise capital through the sale of common stock until such time as the shareholders authorize additional shares of stock at the next scheduled Annual Meeting. It is the intent of new management to hold the next Annual Meeting during the second quarter of 2003.

During the interim period, the Company's Directors and Officers has agreed to manage the company, deferring cash compensation until such time as the financial condition of the Company improves.

Contingent on an award in favor of the Company by the Arbitration Tribunal regarding the Yemen Block 20 interest, the Company has negotiated an agreement with an investor to secure and support this project. This commitment is subject to the investor's due diligence at the time of possible closing. There is no assurance that the Company will be able to secure this financing. Depending on the terms of award, a judgement in favor of the Claimants (Occidental and Saba) might result in material damage to the Company.

The Company continues to investigate financing opportunities to support new projects through project based financing.

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

ITEM 7. FINANCIAL STATEMENTS

The information required hereunder is included in this report as set forth on pages 30 - 40.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As reported on a Form 8-K/A dated April 10, 2003, on March 28, 2003 the Company appointed the accounting firm of Clyde Bailey, P.C. ("Bailey") as independent certifying accountant for fiscal 2002 to replace Malone & Bailey, PLLC. ("M&B") effective with such appointment. This action is a result of the Board's desire to insure shareholders of reliable and independent financial disclosure and as part of that strategy, to make a "clean break" from those optional relationships established by previous management. The Board believes that this action is consistent with the mandate received from the shareholders at the Company's last Annual Meeting held on August 5, 2002 which resulted in the installation of an entirely new Board of Directors.

M&B reported on the Company's financial statements for fiscal year 2001 and for the periods ended March 31, 2002, June 30, 2002 and September 30, 2002. The reports of M&B for these periods did not contain any adverse opinion, disclaimer of opinion, or any other modification. There have been no disagreements between the Company and M&B, whether resolved or not resolved, on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved, would have caused them to make reference to the subject matter of the disagreement in connection with their report.

The Company initially appointed M&B on February 4, 2002. From the appointment of M&B through their resignation on March 28, 2003, there have been no reportable events requiring disclosure under Item 304 of Regulation S-B.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The following table sets forth the directors and executive officers of the Company.

Name	Age	Title
Richard G. Boyce	48	Director - President
John A. Brush	48	Director
Charles R. Close	43	Director
Chris A. Dittmar	56	Chief Financial Officer

Directors are elected annually and hold office until the next Annual Meeting of the Company or until their successors are elected and qualified. Officers serve at the discretion of the Board of Directors. There is no family relationship between or among any of the directors and executive officers of the Company.

BIOGRAPHIES

Richard G. Boyce - Director - President, Adair International Oil and Gas, Inc. - Mr. Boyce is currently serving on the Board of Directors of Adair International Oil & Gas, Inc. and additionally in the capacity as President with responsibilities for all activities of the Company. In addition to his activities with the Company, Mr. Boyce maintains an active geological consulting practice in Dallas, Texas.

In 1998, under the auspices of his privately held company, Partners In Exploration, LLC ("PIE"), Mr. Boyce negotiated a Memorandum of Understanding ("MOU") relating to an exploration and production agreement with the Ministry of Oil and Mineral Resources in the Republic of Yemen on the highly competitive Blocks 20 and 42 located adjacent to major oil production. While looking for partners to join his efforts in Yemen, Mr. Boyce, responded to an AIGI press release in July 1999 that indicated that the Company had secured financing for exploration projects in Yemen. That contact resulted in PIE and AIGI signing a 50/50 joint venture agreement in July 1999, to pursue Yemen Block 20. This joint venture arrangement resulted in both companies signing a MOU with the Yemen Ministry of Oil in October 1999 which gave the companies an exclusive right to negotiate a Production Sharing Agreement ("PSA") for Yemen Block 20. Subsequently, Mr. Boyce merged his privately held company with Adair International Oil and Gas, Inc. and he became a substantial shareholder in the Company.

Prior to his involvement with the Company, Mr. Boyce began his career as a geophysicist for The Superior Oil Company ("Superior") with early training at the Geoscience Laboratory in Houston, Texas. In l980, Mr. Boyce transferred to Midland, Texas subsequently leaving Superior to work for both Conquest Exploration Inc. and Hunt Oil Company during his ten year stay in the Permian Basin. In 1991, Mr. Boyce served as the Chief Geophysicist for Hunt Oil Company ("Hunt Oil") based in Dallas, Texas and in 1992 was appointed the Exploration Manager for the Yemen Hunt Oil Company ("Yemen Hunt"), the Operator of the Marib Production Sharing Area in Yemen which daily produces 140,000 barrels of oil. During this time he also served as the Exploration Vice President of the Hunt Oil subsidiaries, Ethiopia Hunt Oil and Jannah Hunt Oil. In addition to managing the daily exploration drilling operations and prospect generation activities, his responsibilities included the negotiation of international contracts, partner relationships, and representation of industry operating groups with foreign governments. Under Mr. Boyce's leadership of the Yemen-Jannah exploration program, several new fields were discovered, resulting in the addition of booked reserves of over 200 million barrels of oil. At Yemen Hunt, Mr. Boyce was responsible for the introduction of the first 3-D seismic program in the Marib Area, resulting in production increases of 50,000 barrels of oil per day. In l996, Mr. Boyce left Hunt Oil and started Partners In Exploration, LLC, an exploration consulting partnership that provided seismic and geological interpretation services for clients on a worldwide basis.

Mr. Boyce graduated from the Colorado School of Mines in l978 with a Bachelor of Science degree in Geophysical Engineering and currently maintains active membership in the American Association of Petroleum Geologists, the Society of Exploration Geophysicists and the Association of International Petroleum Negotiatiors professional organizations.

John A. Brush - Director - Currently Mr. Brush is employed as Senior Contracts Administrator for Computer Sciences Corporation located in Houston, Texas. Computer Sciences Corporation ("CSC") is a large information technology corporation that is a leader in the field of outsourcing information technology to a worldwide client base.

Prior to joining CSC, Mr. Brush was in private practice for approximately five years. His clients included large and small oil and gas exploration and production companies, entrepreneurs and foreign government agencies. Earlier, Mr. Brush served as Vice President and General Counsel for Forcenergy Inc. While serving in this capacity, Mr. Brush designed and implemented corporate contract litigation strategies and managed day to day legal issues on a corporate level that included coordination of multiple outside legal firms in a wide variety of cases. In addition, Mr. Brush evaluated government marketing, transportation and royalty regulations that had a significant impact on company operations and profitability. During his tenure at Forcenergy, Mr. Brush coordinated a $60 million dollar initial public offering ("IPO") of the company's stock and simultaneously coordinated the merger of the company with a privately held independent oil company.

Mr. Brush has extensive experience in business development activities having worked over nineteen years with several premier independent oil and gas companies including Apache Corporation, Hamilton Brothers Oil Co., The Superior Oil Company and Michigan Wisconsin Pipe Line Company. Areas of experience in this environment include dealing with multinational corporations, various U.S. and foreign government agencies and ministries, opposing counsels, co-venturers, insurers and financial institutions. Mr. Brush's legal experience during this time include joint operating agreements, oil and gas exploration concessions, natural gas, oil, sulfur and liquids sales royalties, processing plant agreements, joint bidding agreements, farmout agreements, settlement agreements, public offerings and private financing, risk management including hedging strategies, acquisitions, divestitures and mergers. Mr. Brush, also has extensive experience marketing oil, natural gas, liquids and sulfur in the United States, Asia, Canada and Europe, having been responsible for marketing over 12,500 barrels of crude oil and 120 million cubic feet of gas production daily that generated annual revenues in excess of $175 million dollars.

In addition to his domestic experience, Mr. Brush's international experience includes review and negotiation of deals in Albania, Aruba, Australia, Bangledesh, Belize, Brazil, Canada, Cameroon, Chile, Croatia, Dagastan, Ecuador, Egypt, England, Equatorial Guinea, Eritrea, Gabon, Ghana, India, Indonesia, Malaysia, Netherlands, Norway, Peru, Scotland, Suriname, Thailand, Turkey and Venezuela.

John A. Brush graduated from the South Texas College of Law, Houston, Texas with a Juris Doctorate in Corporate Law and Contracts. Mr. Brush completed his undergraduate studies at the University of Michigan, receiving a Bachelor of Arts degree in Political Science. Mr. Brush has been admitted to the State Bar of Texas and is a member of the American Bar Association and the Houston Bar Association. He is also a member of the American Corporate Counsel Association, the American Association of Professional Landmen, the Association of International Petroleum Negotiators, the Natural Gas Association of Houston and New Orleans and the Houston Producers Forum.

Charles R. Close - Director - Mr. Close is the owner of Close & Associates, a Certified Public Accounting practice located in Houston, Texas that specializes in the energy industry. The business activities of Close & Associates focus on tax financial reporting issues, federal and state tax planning and compliance, transaction analysis and support, and federal and state audit support for several large public independent oil and gas companies and drilling and oilfield service companies. Close & Associates also provides full financial support for a privately owned energy service company, including the oversight and preparation of the daily accounting operations, preparation of the monthly financial package, preparation of annual operating budgets, and management of working capital. Other management duties include business development, contract negotiations, and strategic planning.

Prior to starting Close & Associates in 1993, Mr. Close enjoyed a successful tenure at Price Waterhouse in Texas. During his time at Price Waterhouse, Mr. Close advanced from the position of Staff Accountant through the positions of Consultant, Manager and ultimately served as the Senior Tax Manager in the Petroleum Industry Services Group. Responsibilities included tax planning, consultation and compliance for large oil and gas exploration and production companies and for a wide variety of oil field service companies.

Mr. Close graduated from the University of Texas in 1980 with a Bachelor's Degree of Business Administration (Accounting) and is a Certified Public Accountant. He is an active member of the American Institute of Certified Public Accountants and the Texas Society of Certified Public Accountants.

Chris A. Dittmar - Chief Financial Officer - Mr. Dittmar is currently serving as Chief Financial Officer and Corporate Secretary of Adair International Oil and Gas, Inc.

Mr. Dittmar is Chief Executive Officer, Alliance Energy Corporation. Alliance is a privately held corporation currently engaged in oil and gas exploration and production activites, and power development on an international basis.

Mr. Dittmar was the Chairman, President and CEO of Xavier Corporation from 1993-1997. Xavier was an independent exploration and production corporation principally engaged in the acquisition and development of natural resources in the Former Soviet Union ("FSU"). It entered into joint ventures and technical service agreements with Russian entities for the exclusive exploration, development, production, processing and marketing of oil and gas reserves in excess of two billion barrels. While with Xavier, Mr. Dittmar developed the corporate business plan and raised $100 million dollars of debt and equity financing for it's implementation. Mr. Dittmar also has extensive experience recruiting and managing senior management teams required to implement large scale international operations.

Prior to 1993, Mr. Dittmar operated a private investment entitiy for personal oil and gas investments and has held positons as Assistant Controller for Occidental Chemical Company and Audit Manager for Occidental Petroleum Corporation as well as a Senior Accountant at Aluminum Company of America.

Mr. Dittmar graduated from Cleveland State University, Cleveland, Ohio with a Juris Doctor. Mr. Dittmar completed his undergraduate studies at Iowa State University graduating with a Bachelor of Science in Economics and Finance.

SECTION 16(A) BENEFICIAL OWNERSHP REPORTING COMPLIANCE

John W. Adair and Jalal Alghani filed FORM 4 reports during 2002 concerning recipt of restricted common stock as compensation from the Company.

ITEM 10. EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

Beginning in August of 2002, Director's annual compensation has been set at $30,000, such compensation to be payable with Preferred Stock.

EXECUTIVE COMPENSATION

Beginning in January 2001, Mr. Adair and Mr. Alghani illegally doubled their annual salaries increasing them from one hundred twenty thousand dollars ($120,000) to two hundred forty thousand dollars ($240,000) each.

As a result of the outcome of the proxy contest (see Item 4) at a special meeting of the Board of Directors on August 13, 2002, the newly elected Directors, by way of a corporate resolution, terminated the services of Mr. Adair and Mr. Alghani effective as of that date. At that same meeting the Board of Directors passed a corporate resolution (with Mr. Boyce recusing himself) appointing Mr. Boyce, President and Mr. Dittmar, Chief Financial Officer and Corporate Secretary. The Board determined that the Company shall only owe these funds to Mr. Boyce and Mr. Dittmar in the event the Company receives funds or regains the ability to issue stock in lieu of cash.

Executives have no 401(k) or retirement plan through the Company.

The following table reflects executive officer compensation for services to the Company for the year ended December 31, 2002.

SUMMARY COMPENSATION TABLE
ANNUAL COMPENSATION					LONG TERM COMPENSATION
NAME/POSITION	YEAR	SALARY	BONUS	TOTAL	RESTRICTED STOCK	SECURITIES	LTIP	OTHER
				CMPSN	AWARDS	OPTIONS/SARS	PAYOUTS
John W. Adair/CEO	2002	$ 140,000 (1)	-----	$140,000	-----	-----	----	----
	2001	$ 240,000 (2)	-----	$ 240,000	-----	-----	-----	-----
	2000	$ 190,000 (3)	-----	$ 190,000	-----	-----	-----	-----
Jalal Aghani/CFO	2002	$ 140,000 (1)	-----	$ 140,000	-----	-----	-----	-----
	2001	$ 240,000 (2)	-----	$ 240,000	-----	-----	-----	-----
	2000	$ 190,000 (3)	-----	$ 190,000	-----	-----	-----	-----
Richard G. Boyce / Pres.	2002	$ 100,000 (4)	-----	$ 100,000	-----	-----	-----	-----
	2001	$ 55,000 (2)	-----	$ 55,000	-----	-----	-----	-----
	2000	$ 70,000 (3)	-----	$ 70,000	-----	-----	-----	-----
Chris A. Dittmar / CFO	2002	$100,000 (4)	-----	$ 100,000	-----	-----	-----	-----
	2001	-----	-----	-----	-----	-----	-----	-----
	2000	-----	-----	-----	-----	-----	-----	-----

(1) 2002 Salary paid in kind with 5,553,594 shares of restricted Common Stock for Mr. Adair and Mr. Alghani, which represents amount for seven months of employment beginning on January 1, 2002 and ending with termination of Mr. Adair and Mr. Alghani's employment on August 8, 2002.

(2) 2001 Salary paid in-kind with 1,818,518 shares of restricted Common Stock for Mr. Adair and for Mr. Alghani and 187,795 shares for Mr. Boyce.

(3) 2000 Salary paid in-kind with 145,487 shares of restricted Common Stock for Mr. Adair and Mr. Alghani and 145,487 shares for Mr. Boyce.

(4) 2002 Salary paid in-kind with 5,964 shares of Preferred Stock for Mr. Boyce and Mr. Dittmar, which represents amount for five months of employment beginning August 6, 2002 through December 31, 2002.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of March 31, 2003, with respect to the beneficial ownership of shares of Common Stock by (i) each person who is known to the Company to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii)
each executive officer of the Company and (iv) all executive officers and directors of the Company as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Richard G. Boyce - Director 2425 Fountainview Dr. Suite 215 Houston, TX 77057	2,503,752	1.8%
Common Stock	John A. Brush - Director 2425 Fountainview Dr. Suite 215 Houston, TX 77057	None	0.0%
Common Stock	Charles R. Close - Director 2425 Fountainview Dr. Suite 215 Houston, TX 77057	None	0.0%
Common Stock	Chris A. Dittmar - Chief Financial Officer 2425 Fountainview Dr. Suite 215 Houston, TX 77057	None	0.0%
Common Stock	John W. Adair - Stockholder	9,895,101	6.6%
Common Stock	Jalal Alghani - Stockholder	8,304,005	5.5%

All officers and directors of the Company as a group hold 2,503,752 shares which represents 1.8% of the total outstanding shares of Common Stock. As of the date of this report, the Company knows of no arrangement or understanding that will result in a change of control within the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Board of Directors of the Company has adopted a policy that Company affairs will be conducted in all respects by standards applicable to publicly-held corporations and that the Company will not enter into any transactions and/or loans between the Company and its officers, directors and 5%
stockholders.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

The following table details the events reported in Fiscal 2002 by the Company on Form 8-K. Each filing is incorporated herein by reference.

Filing Date	Description
2-14-2002	Change in the Registrant's Certifying Accountant
5-22-2002	Change in Corporate By-Laws
8-16-2002	Notice of Change of Control

SIGNATURES

In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 15, 2003.

ADAIR INTERNATIONAL OIL AND GAS, INC.

By: /s/ Richard G. Boyce
Richard G. Boyce
Director and President

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated:

/s/ Richard G. Boyce

Director and President

April 15, 2003

/s/ Chris A. Dittmar

Chief Financial Officer

April 15, 2003

FINANCIAL STATEMENTS
(RE: PART II. ITEM 7.)

ADAIR INTERNATIONAL OIL AND GAS, INC. AND SUBSIDIARIES
TABLE OF CONTENTS
DECEMBER 31, 2002 AND 2001

Description	Page
Independent Auditors' Reports	31
Consolidated Balance Sheets	32
Consolidated Statements of Operations	33
Consolidated Statements of Changes in Shareholders' Equity	34
Consolidated Statements of Cash Flows	35
Notes to Financial Statements	36-42

INDEPENDENT AUDITORS' REPORT

Board of Directors
Adair International Oil & Gas, Inc. and Subsidiaries.
Houston, Texas

Report of Independent Public Accountant

We have audited the accompanying balance sheet of Adair International Oil & Gas, Inc. and Subsidiaries (Company) as of December 31 2002 and the related statement of income and expenses, statement of changes in stockholders' equity, and the statement of cash flows for the year. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these statements based on our audit. The financial statements of the Company, as of December 31, 2001, were audited by other auditors whose report is dated April 7, 2002 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for my opinion.

The Company had a change of directors of the company's board on August 5, 2002 at 5:00pm. Subsequent to this change of directors, management in its review of corporate documents and the issuance of shares have alleged that a misappropriation of corporate proceeds from the sale of the Company's stock. In addition, the new management was unable to account for a significant number of shares of the Company's stock. In the year ending December 31, 2002, the loss due to alleged misappropriation of corporate funds was estimated to be approximately four hundred and sixty thousand dollars.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has limited operations currently and suffered recurring losses from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. This is further explained in the notes to financial statements.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31 2002. and the results of its operations for the years then ended in conformity with accounting principles generally accepted in the United States.

San Antonio, Texas
April 15, 2003

Adair International Oil & Gas, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 2002

	2002	2001
Assets
Current Assets
Cash and cash equivalents	251	5,103
Accounts receivable
	527,080	2,000,000
Other current assets
	25,000	25,000
Prepaid expenses
	1,628,215
Total current assets
	2,180,546	2,030,103

Investment - letter of credit deposit	867,094	855,786

Property and equipment
Oil and gas properties and equipment
	7,368,377	7,794,444
Furniture and equipment
	--	997,981

Less accumulated depreciation	--	(269,147)

Net property and equipment
	7,368,377	8,523,278

Other Assets:
Geophysical data and intellectual property
	--	1,578,208
Other		-
Total other assets
	--	1,578,208

Total Assets	10,416,017	12,987,375
	=========	=========
Liabilities and Shareholders' Equity

Current liabilities
Accounts payable
	2,923,892	522,256
Joint Venture cash calls payable
	2,321,441	--
Current portion of notes payable
	425,886	55,000
Current portion of capital leases
	--	203,429
Unearned revenue
	2,000,000	2,000,000
Accrued expenses
	64,262	--
Taxes payable
	160,501	80,539
	--------------	---------------
Current liabilities
	7,895,982	2,861,224

Non-current liabilities
Notes payable
	--	394,608
Non-current portion of capital leases
	--	-

Commitments and contingencies

Total liabilities	7,895,982	3,255,832

Shareholders' equity
Common stock, w/o par, 150,000,000 shares authorized. 150,000,000 and 97,080,295 shares outstanding at December 31, 2002 and 2001 respectively
	25,042,766	23,548,859
Accumulated deficit	(22,522,731)	(13,817,316)
	------------------	------------------
Total shareholders' equity	2,520,035	9,731,543
	------------------	------------------
	10,416,017	$ 12,987,375
	==========	==========

The accompanying notes are integral part of the consolidated financial statements.

ADAIR INTERNATIONAL OIL & GAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATION
YEAR ENDED DECEMBER 31, 2002 AND 2001

	2002	2001
Revenues
Development fees
		-
Technical services
		434,869
Consulting fees
		156,000
Other revenue
	2,286	216,826
	--------	----------------
	2,286	807,695

Costs and expenses
General and administrative
	2,786,341	1,720,828
Salaries and wages paid in stock
	187,667	1,201,500
Other expenses paid in stock
	27,923	278,254
Loss on abandonment of assets
	728,834	--
Management's estimated loss on misppropriated stock sale proceeds
	460,846	--
Depreciation and depletion
	--	146.106
Interest expense
	101,276	35,217
Other expenses
	100,406	78,980
	------------	----------------
Total expenses	4,393,293	3,460,885

Net income (loss) from operations	$ (4,391,007)	$ (2,653,190)

Other income and expenses
Interest and other income
	11,308	10,439
Impairment loss on assets
	(4,325,716)	--
	---------------	----------------
Net income (loss)	$ (8,705,415)	$ (2,642,751)
	===========	===========

Earnings per share
Net loss per share - basic and diluted	$ (0.06)	$ (0.03)
Weighted average shares outstanding	150,000,000	83,575,573

The accompanying notes are integral part of the consolidated financial statements.

ADAIR INTERNATIONAL OIL & GAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS'S EQUITY
YEAR ENDED DECEMBER 31, 2001 AND 2002

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total

December 31, 2000	68,391,460	$ 20,142,182	$ (11,174,565)	8,967,617
Issuances of shares
For cash
	11,496,431	1,926,923	--	1,926,923
For salaries
	10,745,060	1,201,500	--	1,201,500
Other obligations
	6,447,344	278,254	--	278,254

Net loss	--	--	$ (2,642,751)	$ (2,642,751)
	------------	-------------	---------------	------------
December 31, 2001	97,080,295	$ 23,548,859	$ (13,817,316)	$ 9,731,543

Issuances of shares
For cash
	33,109,591	817,471		817,471
For salaries
	5,553,594	187,667		187,667
Other obligations
	558,086	27,923		27,923
Unidentified shares
	13,698,434	460,846		460,846
Net income (loss)			(8,705,415)	(8,705,415)

December 31, 2002	150,000,000	$ 25,042,766	$ (22,522,731)	$ 2,520,035

The accompanying notes are integral part of the consolidated financial statements.

ADAIR INTERNATIONAL OIL & GAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2001 AND 2002

	2002	2001
Cash flows from operating activities
Net loss	$ (8,705,415)	$ (2,642,751)

Adjustments to reconcile net loss to net cash
provided by operating activities
Depreciation and depletion
		146,106
Issuance of stock for expenses
	215,590	1,479,754
Estimated loss on misappropriation of stock sale proceeds
	460,846
Impairment loss on assets
	4,325,716
Changes in working capital accounts

Accounts receivable
	1,472,920	(1,963,900)
Prepaid expenses
	(1,628,215)	--
Unearned revenue
		2,000,000
Accounts payable
	2,401,636	415,214
Joint venture cash calls
	2,321,441	--
Taxes payable
	79,962	72,045
Increase in accrued expenses
	64,262	--
Current portion notes payable
	370,886	--
Other
		1,299
	----------------	---------------
Total adjustments	10,085,044	2,150,518

Net cash provided by (used in) operating activities	$ 1,379,629	(492,233)

Cash flows from investing activities

Purchase of oil and gas property	--	(532,096)
Purchase of property and equipment	(2,321,441)	(708.737)
Abandonment of assets	728,834
Purchase of pledged investment account	(11,308)	(855,786)
	----------------	----------------
Net cash used in investing activities
	$ (1,603,915)	$ (2,096,619)

Cash flows from finanacing activities

Capital leases payable	(203,429)	187,229
Common shares issued for cash	817,471	1,926,923
Borrowings under note and credit agreements	(394,608)	449,608
	--------------	----------------
Net cash provided by financing activities
	$ 219,434	$ 2,563,760

	--------------	----------------
Net change in cash and cash equivalents
	$ (4,852)	$ (25,092)

Cash and cash equivalents
Beginning of the period
	5,103	30,195

	---------------	----------------
End of the period
	251	5,103
	------------------	----------------
Supplemental Cash Flow information
Interest paid
	$ 101,276	--
Income taxes paid
	--	--
Stock issued for services
	$215,590

The accompanying notes are integral part of the consolidated financial statements.

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

Furniture / office equipment - 7 years;

Computer software / equipment 5 - years.

No depreciation and amortization was expensed for the year ending December 31, 2002 due to a loss incurred from the abandonment of property and equipment during the year.

Adair International Oil & Gas, Inc. and Subsidiaries
Notes to Financial Statements

Note 1. Summary of Significant Accounting Policies (Continued)

Long-Lived Assets -- Statement of Financial Accounting Standards No. 121 "Accounting for Impairment of Long-Lived Assets to be “Disposed of " requires, among other things, impairment loss of assets to be held and gains or losses from assets that are expected to be disposed of be included as a component of income from continuing operations before taxes on income.
An impairment loss was recognized on its holdings of oil and gas properties and its geophysical data in the amount $4,325, 716.

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

Earnings Per Share -- Basic earnings per share are computed by dividing earnings (loss) by the weighted average number of common shares outstanding adjusted for conversion of common stock equivalents, where applicable, outstanding during the period. The Company had no stock options or other common stock equivalents outstanding as of December 31, 2002 or for the year then ended.

Use of Estimates -- Management uses estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates. In 2002, the management estimated sales prices, costs, and statutory income tax rates in calculating future net cash flows of proven oil and gas reserves.

NOTE 2. Oil and Gas Properties

Colombia - At December 31, 2001, the Company's Chimichagua gas field contained proven nonproducing gas reserves as described in the Note titled, "Supplemental Oil and Gas Disclosures."
This prospect has a cost basis of $3,000,000 and was purchased in fiscal 1997 by issuing 6,000,000 common shares valued at $0.50 per share. The Company has identified several options for the Columbia investment. One option involves Adair supplying gas to fuel a power plant providing revenues under a long-term gas purchase contract. Realization of the value of reserves is contingent upon the Company concluding an agreement to construct a power plant utilizing gas from the field. Another option involves selling the Company's interest in Colombia for cash, trade or other consideration.

Yemen - The Company's interest in the Republic of Yemen consist of an interest in Sabatain Block 20. Adair Yemen was designated as the original operator for the contractor group. The initial work program will focus on acquiring the 3D seismic data. This new technology has greatly improved the probability of success for drilling and reservoir mapping. Existing pipelines and production infrastructure will be utilized to allow for early production exports and timely cash flow. The project has assessed the company for “cash calls” in the amount of $2,321,441 which were due as of December 31, 2002. As of the balance sheet date, the company was being litigated for alleged default of the joint operating agreement.

Adair International Oil & Gas, Inc. and Subsidiaries
Notes to Financial Statements

NOTE 3. Non-monetary Stock Transactions

Included in the Company's consolidated statement of operations for the periods ended December 31, 2002 were expenses that were paid with Company stock. The Company issued stock in lieu of cash in transactions summarized as follows for the year ended December 31, 2002.

	Shares	Amount
For Salaries	5,553,594	$ 187,667
Other Company Obligations	558,086	27,923
	----------	-----------
Total	6,111,680	$ 215,590
	=======	=======

In addition, current Management estimated a loss on misappropriation of stock sale proceeds in the amount of $460,846 which current Management contends was associated with the sale of approximately 13 million shares of Adair Internaitonal Oil and Gas, Inc. stock.

NOTE 4. Revenues

The Company received royalty income in the amount of $2,286 during the year.

NOTE 5. Commitments and Contingencies

Exploration of Block 20 in the Republic of Yemen

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

Adair International Oil & Gas, Inc. and Subsidiaries
Notes to Financial Statements

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

Legal Proceedings for the Year Ending December 31, 2002

The Company is a party to various claims and litigation. On August 5, 2002 at the Shareholders Meeting, the Company's shareholders elected an entirely new Board of Directors. On August 8, 2002 the new Board of Directors appointed a Litigation Committee who subsequently engaged independent legal counsel to review the merits and allegations of all current and pending litigation. This Litigation Committee was charged with the duty to ascertain what legal actions are in the best interest of the Company and to make recommendations to the Board of Directors for their review and implementation. Due to the circumstances of being named by prior management as a party adverse to the Company in some of this pending litigation, Mr. Boyce recused himself from the Litigation Committee and its deliberations. Although no assurances can be given, the Company believes that resolution of many of the outstanding legal problems can be reached by direct negotiation with the parties involved.

Occidental Yemen Sabtain, Inc. and Saba Yemen Oil CompanyLtd. v. Adair Yemen Exploration, Ltd. - Adair Yemen Exploration, Ltd. is a wholly owned subsidiary of the Company. It was named as the Respondent in the matter of Occidental Yemen Sabatain, Inc. ("Occidental") and Saba Yemen Oil Company Ltd. ("Saba") v. Adair Yemen Exploration, Ltd. ("Adair Yemen") in a Request for Arbitration filed with the International Chamber of Commerce in Paris, France on July 10, 2001. The Claimants, Occidental and Saba assert that Adair Yemen breached various agreements to which Occidental, Saba and Adair Yemen are parties and are requesting that Adair Yemen forfeit and reassign their 30% working interest in the project to Occidental and Saba. Immediately following the election of a new Board of Directors for the Company on August 5, 2002, it was discovered that the legal counsel representing the Company in this proceeding (both in Houston and in Paris, France) had resigned from the case due to non-payment of fees. After being able to review the facts surrounding the case and the arguments presented previously on behalf of the Company, the Company's new management decided to change the course of the legal argument. On September 15, 2002, the Company submitted a legal brief to the Arbitration Tribunal outlining a legal position based in equity. In December of 2002, new legal counsel was retained by the Company to prepare and argue the case at the Final Hearing before the Tribunal on January 22-23, 2003 in Paris. At the Final Hearing, on behalf of the Respondent, Mr. Richard G. Boyce presented a witness statement and was examined by the Claimants as well as by the Tribunal. Additionally, witnesses from the Claimants also presented statements and were examined by the Respondent's legal counsel and the Tribunal. During the hearing, legal agruments were presented orally by legal counsel for both Claimant and Respondent. Final written submissions were presented to the Tribunal on March 28, 2003. The Company is currently awaiting a final judgement and notice of award which is anticipated in April or May of 2003.

The Company has vigorously defended this lawsuit involving this major asset of the Company. Depending on the terms of award, a judgement in favor of the Claimants (Occidental and Saba) might result in material damage to the Company.

Adair Exploration, Inc. and Adair Yemen Exploration, Ltd. v. Occidental Oil and Gas Corporation, Richard G. Boyce, Gene L. Ackerman, and David C. Crandall. - Adair's wholly owned subsidiaries, Adair Exploration, Inc. ("AEI") and Adair Yemen Exploration, Limited ("Adair Yemen") filed a lawsuit in a Texas State District Court in Houston, Texas against Occidental Oil and Gas Corporation ("Occidental"), and several former employees: Richard G. Boyce, Gene L. Ackerman, and David C. Crandall. The lawsuit alleges that breaches of fiduciary duties and usurpation of corporate opportunities as well as other civil wrongs were committed by the former employees. This lawsuit was removed to Federal Court in the Southern District of Texas by defendants and has been stayed pending the outcome of the arbitration proceedings. After careful review by the Litigation Committee established by the new Board of Directors, it was recommended to the Board that in light of ongoing settlement negotiations with Occidental it would not be in the best interest of the Company to pursue this lawsuit. On October 31, 2002 the Board of Directors authorized this case to be non-suited and dismissed with prejudice. A notice of non-suit was filed with the Court and the case was dismissed with prejudice.

Adair International Oil & Gas, Inc. and Subsidiaries
Notes to Financial Statements

Adair International Oil & Gas, Inc. vs. John W. Adair, Jalal Alghani and Vivian Quintero vs. Adair International Oil & Gas, Inc., etal - Cause No. 2001-63909, 55th District Court, Harris County, Texas. The Company's claims in the suit against John W. Adair ("Adair"), Jalal Alghani ("Alghani") and Vivian Quintero ("Quintero") involve allegations of fraud, conspiracy and breach of fiduciary duties owed to the Company by Mr. Adair and Mr. Alghani while they were officers and directors of the Company prior to their removal from the AIGI Board of Directors at the Company's annual shareholders meeting on August 5, 2002. The Company's claims in the suit against Quintero involve allegations of fraud, conspiracy and breach of fiduciary duties while she was employed by the Company as office manager and personal assistant to Adair when he was Chairman of the AIGI Board of Directors.

After the Company's claims were filed in the suit, Mr. Adair, Mr. Alghani and Ms. Quintero filed "counter claims" against the Company alleging standing to sue as shareholders of the Company. Their allegations against the Company and a long list of others include the following counts; "fraud, breaches of fiduciary duties, conspiracy to breach fiduciary duties, defamation, conspiracy to commit defamation, proxy fraud, conspiracy to commit proxy fraud, tortious interference, usurpation of corporate opportunities, vicarious liability/vice principal, uspecified actual and exemplary damages." These counter claims were filed against the Company on November 9, 2002. The Company has vigorously denied and is defending these allegations.

Mr. Adair, Mr. Alghani and Ms. Quintero have also filed the above described "counter claims" against Richard G. Boyce, Larry Swift, Gene Ackerman, David Crandall, Chris Dittmar, John A. Brush, Charles R. Close, and Shareholders Committed to Restoring Equity Group, Inc. ("SCORE"). The Company's Board of Directors have determined that it is in the best interest of the Company to assume the defense of and to indemnify these individuals and SCORE.

Although some discovery in this case was secured before the change of control of the Company occurred as a result of the Annual Shareholders Meeting on August 5, 2002, there has been no further formal discovery to date other than the Company and Mr. Boyce's responses to requested discovery. The Company will continue to vigorously pursue this complex case.

Briar Patch Partners, Ltd. v. Adair International Oil & Gas, Inc., Adair Exploration, Inc., Partners In Exploration, Inc., Partners In Exploration, L.L.C., and Richard G. Boyce. - The Company was named as the defendant in the matter of Briar Patch Partners, Ltd. v. Adair International Oil & Gas, Inc., Cause No. 01-06351, 95th Judicial District Court, Dallas County, Texas. Briar Patch Partners, the landlord holding the lease on the property in Dallas, Texas where Adair Exploration, Inc., "the lessee", formerly maintained an office, filed a lawsuit against the Company regarding the failure of the lessee to pay the rent as well as other related claims. On February 10, 2003 an Agreed Judgement was signed by all Parties in the total amount of $235,306.15 against the Defendants. This total amount included the principal amount remaining on the lease, plaintiff's attorney's fees and court costs. Additionally on February 10, 2003, a Settlement Agreement was signed by all Parties which outlines the terms of settlement and payment schedule. These documents have been filed by the Plaintiff with the court.

Adair International Oil & Gas, Inc. v. Richard G. Boyce and Larry Swift. - At the direction of previous management, the Company filed a lawsuit against Messrs. Boyce and Swift in the 55th Judicial District Court in Harris County, Texas, Cause No. 2001-63909. The Company sued Messrs. Boyce and Swift for defamation, tortuous interference, conversion, breach of fiduciary duty and conspiracy. Messrs. Boyce and Swift have filed answers denying the Company's allegations. Mr. Boyce filed a counterclaim claiming defamation by the Company. After careful review of the merits of this case by the Litigation Committee established by the new Board of Directors, it was recommended to the Board that this case be non-suited and dismissed with prejudice. A notice of non-suit was filed with the Court and the case was dismissed with prejudice.

L. Bruce Hinton and Billie Turmenne v. John W. Adair, Jalal Alghani, Vivian Llerena Quintero, Adel Alzamir and Alghani Investment Group, Inc. - This case was filed on January 30, 2002 in the 80th Judicial Court, Harris County, Texas (Cause No. 2002-03286). The suit alleged fraud by the Defendants who have each participated in a scheme and course of business that was operated to deliberately deceive the Plaintiffs by disseminating false information and misleading statements, including concealing material adverse facts about the Corporation. The plaintiffs dismissed this case by non-suit, so that the Company can bring suit on behalf of all shareholders against these defendants.

Adair International Oil & Gas, Inc. v. Richard G. Boyce - Under the previous management, the Company filed a lawsuit against Mr. Richard G. Boyce in the 55th Judicial District Court in Harris County, Texas, Cause No. 2002-37894. The Company sued Mr. Boyce alleging fraudulent misrepresentation of the value of Partners In Exploration, Inc. during the merger of that entity with the Company. After careful review of the merits of this case, the Litigation Committee established by the new Board of Directors, it was recommended to the Board that this case be non-suited and dismissed with prejudice. A notice of non-suit was filed with the Court and the case was dismissed with prejudice.

3000 Richmond Limited Partnership v. Superior Geophysical, Inc. - Adair International Oil & Gas, Inc., Superior Geophysical, Inc. ("Superior") John W. Adair, Jalal Alghani, Bill Wiseman, and Gary Tolar, Cause No. 2002-15641, in the 333rd Judicial District Court in Harris County, Texas were sued by Superior's landlord, 3000 Richmond Limited Partnership, as co-tenants for breach of the lease agreement and for back rent owed on Superior's leasehold. Management has approached the plaintiffs and negotiations are ongoing to settle this case.

Adair International Oil & Gas, Inc. and Subsidiaries
Notes to Financial Statements

Unrecorded Notes and Liabilities - The following claims were made against the Company by its prior officers and employees:

Payee	Date	Amount	Description
John W. Adair	07/30/02	$ 133,517	Promissory Note
Jalal Alghani	07/30/03	$ 188,395	Promissory Note
Dr. Ike Igbo	01/17/02	$ 78,000	Salary and Bonus
-----------
Total		$ 399,912

The nature of the Company's operations exposes it to various potential legal risks.

Lease Commitments

The Company leases property and equipment under various operating leases. Aggregate minimum lease payments under existing non-capitalized long-term leases are estimated to be
$220,867, $221,331, $200,031, and $127,075 for the years 2003-2006, respectively.

Adair International Oil & Gas, Inc. and Subsidiaries
Notes to Financial Statements

Concentrations

The Company maintains a cash balance at a financial institution. At certain times, the Company's cash balances exceed the federally insured amounts. The Company has not experienced losses relating to its cash.

NOTE 6 - SUPPLEMENTARY OIL AND GAS INFORMATION (UNAUDITED)

	Yemen	Colombia	Total
Oil and Gas Properties	1,394,444	3,000,000	4,394,444
Geophysical Data and other property	3,400,000	--	3,400,000
Capitalized Costs	2,321,441	--	2,341,441
Less accumulated depletion and depreciation	--	--	--
Less impairment loss	(2,747,508)	--	2,747,508
	------------	------------	------------
Total	$ 4,368,377	$ 3,000,000	$ 7,368,377
	=========	=========	========

NOTE 7 – GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, and is in default of its office leases that raises substantial doubt about its ability to continue as a going concern. Also, the Company has issued all of its available shares and is not able to generate cash with which to fund operations.

NOTE 8 – SAS No. 99 ALLEGED FRAUD BY PRIOR MANAGEMENT

The Company had a change of directors of the company’s board on August 5, 2002 at 5:00pm. Subsequent to this change of directors, the new Management in its review of corporate documents and the issuance of shares have alleged a misappropriation of corporate proceeds from the sale of the Company’s stock by previous management. The loss due to the alleged misappropriation of corporate funds during the year ending December 31, 2002 was estimated to be four hundred and sixty thousand eight hundred forty six dollars ($ 460,846).

In the application of SAS No. 99, the initial test to determine that fraud might be likely are:

(1) Management operating under pressure

(2) an absence of controls and management has the ability to override internal controls

(3) an attitude on the part of management to rationalize and allow for the commission of a dishonest act

It was determined that all of these conditions were present during the year ending December 31, 2002 while the Company was subject to prior management. Therefore new Management hired a certified fraud examiner and additional field work into the alleged fraud supported new Management's estimate of the misappropriation of stock sale proceeds.