Form 10KSB/A
period 2002-12-31
ADAIR INTERNATIONAL OIL & GAS INC
filed 2003-04-23
CIK 355300

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

Adair International Oil & Gas, Inc. has adopted the following mission statement:

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

  Restore investor confidence through release of verifiable information
  In the past, press releases by the Company's previous management were of dubious reliability. Promises were made that were not kept.

  Management is working hard to regain shareholder confidence by only releasing accurate verifiable information.

  Restore shareholder equity by building an energy company with tangible profit producing assets

  Management is working to secure energy projects that the Company can project finance which and will add real value to the balance sheet. These projects will only be announced when the Company's ownership can be verified by our shareholders.

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

GOVERNMENTAL REGULATION

The Company's current and contemplated activities are in the areas of oil and gas exploration and production, and power generation. Federal, state and local laws and regulations have been enacted regulating these activities. Moreover, "toxic tort" litigation has increased markedly in recent years as persons allegedly injured by chemical contamination seek recovery for personal injuries or property damage. These legal developments present a risk of liability should the Company be deemed to be responsible for contamination or pollution. There can be no assurance that the Company's policy of establishing and implementing proper procedures for complying with environmental regulations will be effective at preventing the Company from incurring a substantial environmental liability. If the Company were to incur a substantial uninsured liability for environmental damage, its financial condition could be materially adversely affected.

EMPLOYEES

The Company currently has three full-time employees. The Company also utilizes outside consultants with the number varying according to project requirements.

TRANSFER AGENT AND REGISTRAR

On March 15, 2002, the Company changed its transfer agent to US Stock Transfer, 1745 Gardena Ave., Glendale, CA 91204 (818) 502-1404.

The Company's prior transfer agent was Chase Mellon Shareholder Services, 400 South Hope Street, 4th Floor, Los Angeles, CA 90071.

RISK FACTORS

The prospects of the Company are subject to a number of risks. There may exist, however, other factors which constitute additional risks, but which are not currently foreseen or fully appreciated by management.

Liquidity and Capital Resources

The Company has incurred net operating losses since the fiscal year ended May 31, 1997 and currently has negative working capital. The Company has no operations at this time that provide working capital. At this time the Company has issued all authorized shares of Common stock and as such has no ability to raise working capital through the sale of its Common stock. The Company is dependent on project based financing to secure the necessary funds to participate in projects. There is no assurance that the Company will be able to secure adequate financing to fund operations.

Insufficiency of Working Capital

As noted above, the Company has a historical working capital deficit and under previous management depended on the sale of its Common stock to obtain working capital. Upon approval by the shareholders to increase the authorization of Common stock for the Company, a Securites Registration Statement will be issued which will allow for the sale of Common stock to raise working capital for the Company. Unless project based funding can be found that will generate capital to allow the Company to begin receiving income from operations, the Company will remain in a relatively inactive state due to the lack of additional working capital. No assurance can be given that funds will be available from any source when needed by the Company or, if available, upon terms and conditions reasonably acceptable to the Company.

Reliance on Efforts of Others

The Company forms joint ventures with industry participants in order to finance and facilitate its activities. In some instances, the Company will depend on other companies to develop, provide financing, and operate its properties and projects. The prospects of the Company will be highly dependent upon the ability of such other parties. As indicated by the nature of the partners, with which the Company is participating in current projects, management believes the risk in relying on such partners is reasonable.

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

The Company has vigorously defended this lawsuit involving this major asset. Depending on the terms of award, a judgement in favor of the Claimants (Occidental and Saba) might result in material damage to the Company.

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

Adair International Oil & Gas, Inc. vs. John W. Adair, Jalal Alghani and Vivian Quintero vs. Adair International Oil & Gas, Inc., etal - Cause No. 2001-63909, 55th District Court, Harris County, Texas. The Company's claims in the suit against John W. Adair ("Adair"), Jalal Alghani ("Alghani") and Vivian Quintero ("Quintero") involve allegations of fraud, conspiracy and breach of fiduciary duties owed to the Company by Mr. Adair and Mr. Alghani while they were officers and directors of the Company prior to their removal from the AIGI Board of Directors at the Company's annual shareholders meeting on August 5, 2002. The Company's claims in the suit against Ms. Quintero involve allegations of fraud, conspiracy and breach of fiduciary duties while she was employed by the Company as office manager and personal assistant to Adair when he was Chairman of the AIGI Board of Directors.

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

Declaratory Judgment, Pace Global Energy Services, LLC v. Adair International Oil & Gas, Inc. - On December 26, 2001, John W. Adair signed a confessed promissory note in the amount of $281,458.21 stating that the Company owed that amount to Pace Global Energy Services, LLC ("Pace") in payment for certain consulting services related to the Teawaya Energy project and/or other power projects in the U.S. As a result of non payment by the Company on that promissory note, in February 2002, Pace sued Adair International Oil & Gas, Inc. in Federal District Court in the Eastern District of Virginia (Cause No. 02-133-A) for unpaid consulting service expenses. On September 9, 2002 Pace received a declaratory judgment against the Company in the amount of $281,485.21 payable with interest at nine (9%) per annum until paid plus all attorney's fees and other costs actually incurred for the collection of the judgment. Subsequently, the Company has signed a Settlement Agreement with Pace which outlines terms of payment acceptable to all parties.

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

John W. Adair and Jalal Alghani authorized and issued a total of 95,539,774 shares of Common Stock to the following individuals and entities valued at $13,009,509 with the Company receiving no direct monetary benefit from these individuals and entities:

Individual or Entity	1997	1998	1999	2000	2001	2002	Cum. Shares	Share $ Value
Adel Alzamir ( Alghani Control )	0	0	742,236	3,533,545	6,200,302	0	10,476,083	$ 4,386,974
Moh. Al-Akwa ( Alghani Relative )	0	0	0	800,000	1,500,000	8,000,000	10,300,000	$ 1,069,000
AIG, Inc. (Alghani Control)	0	15,676,600	10,590,910	858,563	12,031,749	16,500,000	55,657,822	$ 6,980,359
Gibca Invesments, Inc. ( Alghani Control )	0	0	0	0	0	19,105,869	19,105,869	$ 573,176
Total Shares	0	15,676,600	11,333,146	5,192,108	19,732,051	43,605,869	95,539,774	$ 13,009,509
The closing price on the day of share issuance was used to establish the value of the shares issued above.

The Company is pursuing Mr. Adair and Mr. Alghani directly through certain legal proceedings (See ITEM 3 - Legal Proceedings) and indirectly through cooperation with appropriate Federal agencies to seek restitution of these shares of Common Stock and the value they represent.

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

	December 31, 2002			December 31, 2001
Nature of Transaction	Common Stock	Preferred Stock	Amount	Common Stock	Amount
Director's Compensation		2,235	$ 37,500
Employee's Salaries	5,553,594	15,506	447,667	10,745,060	$ 1,201,500
Other Costs and Expenses	558,086	45,000	477,923	6,447,344	278,254
	________	______	_______	_________	_________
	6,111,680	62,741	963,090	17,192,404	$ 1,479,754
	=======	=====	======	========	=========

All Common Stock issued in 2001 and 2002 was issued by Mr. Adair and Mr. Alghani.

Included in the 2001 Common Stock amount listed under "Other Costs and Expenses" above are 4,000,000 shares of Common Stock granted to Mr. Adair and Mr. Alghani. It is the Company's position that this Common Stock was granted improperly. Furthermore, it is the Company's position that Mr. Adair and Mr. Alghani improperly doubled their salaries in 2001 and 2002. The Company will pursue all legal remedies to recover this Common Stock and the value that these shares represent..

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

GENERAL COMMENTS ON COMPANY BUSINESS PLAN

In a proxy statement filed with the SEC and dated May 31, 2002 the SCORE Group disclosed a Business Plan for the Company based on publicly available information that had been released by the former management. Since the Annual Shareholder's Meeting on August 5, 2002, the Company's new management has been focused on resolving the myriad of short-term issues that faced the Company. The Company's Officers and Directors have also established good corporate governance and full disclosure of information surrounding the key factors that effect investment decisions. However not all of management's efforts have gone into those endeavors at the expense of implementing that stated Business Plan on behalf of the shareholders. As market conditions change, the Company's management will adapt to the dynamics of the market while continuing to follow the general outline of that stated Business Plan as directed by the Board of Directors. The following discussions are intended to inform shareholders regarding the status of each of the identified projects that the Company has previously announced.

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

Power Development

The Company intends to pursue the development of power projects in both domestic and international venues. The business model for this industry is currently undergoing a transformation. The Company's new management is currently investigating several new opportunities in addition to those discussed below and has identified qualified individuals that will be hired at an appropriate time to identify and pursue power development projects.

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

Pointe Noire Gas Feasibility Study, Republic of Congo - The Company and the Republic of Congo government signed a Feasibility Study for the Creation of an Industrial Free Trade Zone at Point Noire, Republic of Congo. The Company's new management has discussed this project personally with the President of the Republic of Congo and as a result is very committed and excited about bringing this project to completion. A detailed work program has already been developed and technical experts to assist with the project have been identified, contracted and are currently working on the initial draft of the study for presentation to the Congolese government.

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

Block 20 Financial Default - Owing to the fact that a Letter of Credit, required by Yemen Block 20 project agreements was not posted in a timely fashion by the Company while under the sole financial management of John W. Adair and Jalal Alghani, the previous Directors and Officers of the Company, Adair Yemen suffered financial default on their previously agreed commitments to the project. Further, as a result of the financial default, the Company currently stands to lose its entire 30% participating interest in the project. This participating interest is now the subject of a lawsuit filed by project partners Occidental and Saba which are seeking reassignment of Adair Yemen's interest in the project to the other two parties as a result of the Company's financial default under terms of the partnership's operating agreement, the Joint Management Agreement ("JMA"). As is required by the JMA, this lawsuit was filed with the International Chamber of Commerce ("ICC") in Paris, France for settlement by arbitration.

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

Immediately upon election, the Board of Directors met on August 5, 2002 and by resolution of the Board appointed Richard G. Boyce as Acting President and Chris A. Dittmar as Acting Chief Financial Officer and Corporate Secretary. These individuals were duly authorized to conduct the daily business of the corporation, subject to review and approval by the Board of all significant commitments and decisions. The Board issued specific instructions to the newly appointed acting officers to immediately secure all bank accounts, stock issuance and corporate financial records.

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

Upon discovery of this situation the Company's new management contacted John W. Adair's and Jalal Alghani's personal attorney, Mr. Paul D. Smith, of the firm of Axelrod, Smith and Kirshbaum, LLP and requested return of those items removed from the office that were believed to be the property of the Company. Mr. Smith informed the Company that his clients believed that everything taken was their personal property and that nothing belonging to the Company was missing. Mr. Adair and Mr. Alghani were immediately terminated with cause from their positions as executives with the Company, and all other employees were informed that the Company no longer required their services. Mr. Smith has since resigned as the attorney for the Company as well as for Mr. Adair and Mr. Alghani.

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

The decision was made to immediately downsize any and all overhead costs and to attempt to minimize outstanding liabilities due to numerous ongoing commitments made by previous management. Actions taken in this regard include:

  Return of five (5) leased luxury automobiles to the leasing entity.
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

Mr. Dittmar, in his capacity as Chief Financial Officer, reported the following key facts to the Board of Directors::

  All of the Corporation's 150 million authorized Common Stock shares have been issued while under the sole financial management of John W. Adair and Jalal Alghani, the previous Directors and Officers of the Corporation. This leaves the Company without any means to raise capital through the sale of Common Stock until such time as additional shares are authorized by a vote of the shareholders.
  John W. Adair and Jalal Alghani authorized and issued a total of 95,539,774 shares of Common Stock to the following individuals and entities valued at $13,009,509 with the Company receiving no direct monetary benefit from these individuals and entities:
Individual or Entity	1997	1998	1999	2000	2001	2002	Cum. Shares	Share $ Value
Adel Alzamir ( Alghani Control )	0	0	742,236	3,533,545	6,200,302	0	10,476,083	$ 4,386,974
Moh. Al-Akwa ( Alghani Relative )	0	0	0	800,000	1,500,000	8,000,000	10,300,000	$ 1,069,000
AIG, Inc. (Alghani Control)	0	15,676,600	10,590,910	858,563	12,031,749	16,500,000	55,657,822	$ 6,980,359
Gibca Invesments, Inc. ( Alghani Control )	0	0	0	0	0	19,105,869	19,105,869	$ 573,176
Total Shares	0	15,676,600	11,333,146	5,192,108	19,732,051	43,605,869	95,539,774	$ 13,009,509
The closing price on the day of share issuance was used to establish the value of the shares issued above.
  A total amount of $859.00 was found in the Company's checking accounts on August 6, 2002.
  An inventory of the physical assets of the office indicated that property valued at $42,649 was missing and removed by previous management. Police reports have been filed with the Houston Police Department and are under review by their Burglary and Theft Division.
  Digital and physical financial records of the Company had been deleted or removed from the office by previous management. However, the Company's new management has been able to restore the deleted computer files and is in the process of completing its investigation and compiling evidence supporting the U.S. Securities and Exchange Commission ("SEC") and Racketeer Influenced and Corrupt Organization ("RICO") Federal statute violations committed by the previous management.

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

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

In 2002 versus 2001, revenues decreased from $807,695 to $2,286, a decrease of $805,409. Revenue from technical services fees decreased from $434,869 to zero in 2002 due to loss of operatorship of Block 20 in Yemen. Consulting fees decreased from $156,000 in 2001 to zero in 2002. This decrease is due to the Teayawa project being put on permanent hold by Calpine which resulted in the loss of the associated monthly consulting fees to the Company. Other revenues decreased from $216,826 in 2001, to $2,286 in 2002, an decrease of $214,540. This decrease is primarily the result of a decrease in fees earned by the Company's now closed equipment sales division.

Costs and Expenses - Expenses increased from $3,460,885 during the fiscal period ended December 31, 2001 to $4,393,293 for the year ended December 31, 2002, an increase of $932,408. There were several reasons for this increase. Salaries and wages paid in stock decreased from $1,201,500 for 2001 to $187,667 in 2002. This decrease of $1,013,833 is due to a decrease in personnel expense instituted by the Company's new management. Other Expenses Paid in Stock decreased from $278,254 in 2001 to $27,923 in 2002. This decrease of $250,331 is due to new management's efforts to reduce overhead wherever possible. Loss on Abandonment of Assets increased from zero in 2001 to $728,834 in 2002. This increase is due to Capitalized Lease Equipment returned to the lessors and furniture and equipment taken by Cameron Management for past due rent on the 3000 Richmond offices. Depreciation and depletion expense decreased from $146,106 in 2001 to zero in 2002. This decrease is due to the above abandonment of associated assets during 2002. Management's Estimated Loss on Stock Sale Proceeds increased from zero in 2001as reported by previous management to $460,846 in 2002. This increase is the market value of stock issued by the Company in the secondary market for which the Company did not receive any proceeds or services rendered. Interest expense increased from $35,217 in 2001 to $101,2769 in 2002. This increase of $66,059 is due primarily to interest on cash calls for Block 20 in Yemen left unpaid by previous management. Other Expenses increased from $78,980 in 2001 to $100,406 in 2002. This increase of $21,426 is due to various costs associated with the change in managment.

Other Income and Expenses - Interest Income increased from $10,439 in 2001 to $11,308 in 2002. This increase of $869 is due to earnings from the Investment - Letter of Credit on Deposit. Impairment Loss on Assets increased from zero in 2001 to $4,325,716 in 2002. This increase reflects the uncertainty regarding the result of the Yemen Block 20 Arbitration.

The Board of Directors curtailed all activities of Superior Geophysical, Inc., Adair Exploration, Inc. and Adair Power, LLC to end the financial drain on the Company from these subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

The Company currently has nominal cash reserves, no cash flow from operations, and no ability to secure financing through the sale of securities without further shareholder authorization.

The Company has historically suffered from a working capital deficit and until the shareholders replaced the Board of Directors at the Annual Shareholders Meeting on August 5, 2002, the Company's previous management depended almost entirely on illegal activities involving the sale of common stock to obtain working capital. During the first eight months of 2002, previous management placed 52,919,705 shares of Common stock into the public market place. This unprecedented dilution of the existing shareholders of the Company resulted in all 150,000,000 of the Company's authorized shares of Common stock being issued. As a result of the previous Board's actions, the Company will not be able to raise capital through the sale of Common stock until such time as the shareholders authorize additional shares of stock at the next scheduled Annual Shareholders Meeting. It is the intent of new management to hold the next Annual Shareholders Meeting during the second quarter of 2003.

During the interim period, the Company's Directors and Officers have agreed to manage the company deferring cash compensation until such time as the financial condition of the Company improves.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As reported on a Form 8-K/A dated April 10, 2003, on March 28, 2003 the Company appointed the accounting firm of Clyde Bailey, P.C. ("Bailey") as independent certifying accountant for fiscal 2002 to replace Malone & Bailey, PLLC. ("M&B") effective with such appointment. This action is a result of the Board's desire to insure shareholders of reliable and independent financial disclosure and as part of that strategy, to make a "clean break" from those optional relationships established by previous management. The Board believes that this action is consistent with the mandate received from the shareholders at the Company's last Annual Shareholders Meeting held on August 5, 2002 which resulted in the installation of an entirely new Board of Directors.

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

Directors are elected annually and hold office until the next Annual Shareholders Meeting of the Company or until their successors are elected and qualified. Officers serve at the discretion of the Board of Directors. There is no family relationship between or among any of the directors and executive officers of the Company.

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

Mr. Dittmar is the Chief Executive Officer of Alliance Energy Corporation. Alliance is a privately held corporation currently engaged in oil and gas exploration and production activites, and power development on an international basis.

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

Prior to 1993, Mr. Dittmar operated a private investment entity for family oil and gas investments and has held previous positions as Assistant Controller for Occidental Chemical Company and Audit Manager for Occidental Petroleum Corporation as well as a Senior Accountant at Aluminum Company of America.

Mr. Dittmar graduated from Cleveland State University, Cleveland, Ohio with a Juris Doctor. Mr. Dittmar completed his undergraduate studies at Iowa State University graduating with a Bachelor of Science in Economics and Finance.

SECTION 16(A) BENEFICIAL OWNERSHP REPORTING COMPLIANCE

John W. Adair and Jalal Alghani filed FORM 4 reports during 2002 concerning receipt of restricted Common stock as compensation from the Company.

ITEM 10. EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

Beginning in August 2002, Director's annual compensation has been set at $30,000, such compensation to be payable with Preferred stock.

EXECUTIVE COMPENSATION

Beginning in January 2001, Mr. Adair and Mr. Alghani improperly doubled their annual salaries increasing them from one hundred twenty thousand dollars ($120,000) to two hundred forty thousand dollars ($240,000) each.

As a result of the outcome of the proxy contest (see Item 4) at a special meeting of the Board of Directors on August 13, 2002, the newly elected Directors, by way of a corporate resolution, terminated the services of Mr. Adair and Mr. Alghani effective as of that date. At that same meeting the Board of Directors passed a corporate resolution (with Mr. Boyce recusing himself) appointing Mr. Boyce, President and Mr. Dittmar, Chief Financial Officer and Corporate Secretary. The Board determined that the Company shall only owe compensation to Mr. Boyce and Mr. Dittmar for their services in the event the Company receives funds or regains the ability to issue stock in lieu of cash.

Executives have no 401(k) or retirement plan through the Company.

The following table reflects executive officer compensation for services to the Company for the year ended December 31, 2002.

SUMMARY COMPENSATION TABLE
ANNUAL COMPENSATION					LONG TERM COMPENSATION
NAME/POSITION	YEAR	SALARY	BONUS	TOTAL	RESTRICTED STOCK	SECURITIES	LTIP	OTHER
				CMPSN	AWARDS	OPTIONS/SARS	PAYOUTS
John W. Adair / CEO	2002	$ 140,000 (1)	-----	$140,000	-----	-----	----	----
	2001	$ 240,000 (2)	-----	$ 240,000	-----	-----	-----	-----
	2000	$ 190,000 (3)	-----	$ 190,000	-----	-----	-----	-----
Jalal Aghani / CFO	2002	$ 140,000 (1)	-----	$ 140,000	-----	-----	-----	-----
	2001	$ 240,000 (2)	-----	$ 240,000	-----	-----	-----	-----
	2000	$ 190,000 (3)	-----	$ 190,000	-----	-----	-----	-----
Richard G. Boyce / Pres.	2002	$ 100,000 (4)	-----	$ 100,000	-----	-----	-----	-----
	2001	$ 55,000 (2)	-----	$ 55,000	-----	-----	-----	-----
	2000	$ 70,000 (3)	-----	$ 70,000	-----	-----	-----	-----
Chris A. Dittmar / CFO	2002	$100,000 (4)	-----	$ 100,000	-----	-----	-----	-----
	2001	-----	-----	-----	-----	-----	-----	-----
	2000	-----	-----	-----	-----	-----	-----	-----

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of March 31, 2003, with respect to the beneficial ownership of shares of Common stock by (i) each person who is known to the Company to beneficially own more than 5% of the outstanding shares of Common stock, (ii) each director of the Company, (iii) each officer of the Company and (iv) all officers and directors of the Company as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common stock	Richard G. Boyce - Director 2425 Fountainview Dr. Suite 215 Houston, TX 77057	2,503,752	1.8%
Common stock	John A. Brush - Director 2425 Fountainview Dr. Suite 215 Houston, TX 77057	None	0.0%
Common stock	Charles R. Close - Director 2425 Fountainview Dr. Suite 215 Houston, TX 77057	None	0.0%
Common stock	Chris A. Dittmar - CFO 2425 Fountainview Dr. Suite 215 Houston, TX 77057	None	0.0%
Common stock	John W. Adair - Stockholder	9,895,101	6.6%
Common stock	Jalal Alghani - Stockholder	8,304,005	5.5%

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

By: /s/ Richard G. Boyce
Richard G. Boyce
Director and President

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated:

/s/ Richard G. Boyce

Director and President

April 15, 2003

/s/ Chris A. Dittmar

Chief Financial Officer

April 15, 2003

FINANCIAL STATEMENTS
(RE: PART II. ITEM 7.)

ADAIR INTERNATIONAL OIL AND GAS, INC. AND SUBSIDIARIES
TABLE OF CONTENTS
DECEMBER 31, 2002 AND 2001

Description	Page
Independent Auditors' Reports	31-32
Consolidated Balance Sheets	33
Consolidated Statements of Operations	34
Consolidated Statements of Changes in Shareholders' Equity	35
Consolidated Statements of Cash Flows	36
Notes to Financial Statements	37-43

INDEPENDENT AUDITORS' REPORT

YEAR ENDED DECEMBER 31, 2002

Board of Directors
Adair International Oil & Gas, Inc. and Subsidiaries.
Houston, Texas

Report of Independent Public Accountant

We have audited the accompanying balance sheet of Adair International Oil & Gas, Inc. and Subsidiaries (Company) as of December 31, 2002 and the related statement of income and expenses, statement of changes in stockholders' equity, and the statement of cash flows for the year. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these statements based on our audit. The financial statements of the Company, as of December 31, 2001, were audited by other auditors whose report is dated April 7, 2002 expressed an unqualified opinion on those statements.

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

The Company had a change of directors of the Company's Board on August 5, 2002 at 5:00pm. Subsequent to this change of directors, the Company's new management in its review of corporate documents and the issuance of the Company's stock have determined that the Company's previous management, John W. Adair and Jalal Alghani misappropriated corporate proceeds from the sale of the Company's stock during the period July 1997 to August 2002.. In addition, the new management was unable to account for a significant number of shares of the Company's stock. In the year ending December 31, 2002, the loss due to alleged misappropriation of corporate funds was estimated to be approximately four hundred and sixty thousand dollars.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has limited operations currently and suffered recurring losses from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. This is further explained in the notes to financial statements.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2002 and the results of its operations for the years then ended in conformity with accounting principles generally accepted in the United States.

Clyde Bailey, PC

San Antonio, Texas
April 15, 2003

INDEPENDENT AUDITOR'S REPORT

YEAR ENDED DECEMBER 31, 2001

Board of Directors
Adair International Oil & Gas, Inc.
Houston, TX

We audited the consolidated balance sheet of Adair International Oil & Gas, Inc. and subsidiaries as of December 31, 2001, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. In addition we reviewed the financial statements for the periods ending March 31, 2002, June 30, 2002 and September 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our review.

We conducted our review in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the review to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our review provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Adair International Oil & Gas, Inc. and subsidiaries as of September 31, 2002, and the results of their operations and their cash flows for the period then ended in conformity with accounting principles generally accepted in the United States.

Malone & Bailey, PLLC

Houston, Texas
September 31, 2002

ADAIR INTERNATIONAL OIL & GAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
YEAR ENDED DECEMBER 31, 2002

	2002	2001
Assets
Current Assets
Cash and cash equivalents	251	5,103
Accounts receivable
	527,080	2,000,000
Other current assets
	25,000	25,000
Prepaid expenses
	1,628,215
Total current assets
	2,180,546	2,030,103

Investment - letter of credit deposit	867,094	855,786

Property and equipment
Oil and gas properties and equipment
	7,368,377	7,794,444
Furniture and equipment
	--	997,981

Less accumulated depreciation	--	(269,147)

Net property and equipment
	7,368,377	8,523,278

Other Assets:
Geophysical data and intellectual property
	--	1,578,208
Other		-
Total other assets
	--	1,578,208

Total Assets	10,416,017	12,987,375
	=========	=========
Liabilities and Shareholders' Equity

Current liabilities
Accounts payable
	2,923,892	522,256
Joint Venture cash calls payable
	2,321,441	--
Current portion of notes payable
	425,886	55,000
Current portion of capital leases
	--	203,429
Unearned revenue
	2,000,000	2,000,000
Accrued expenses
	64,262	--
Taxes payable
	160,501	80,539
	--------------	---------------
Current liabilities
	7,895,982	2,861,224

Non-current liabilities
Notes payable
	--	394,608
Non-current portion of capital leases
	--	-

Commitments and contingencies

Total liabilities	7,895,982	3,255,832

Shareholders' equity
Common stock, w/o par, 150,000,000 shares authorized. 150,000,000 and 97,080,295 shares outstanding at December 31, 2002 and 2001 respectively
	25,042,766	23,548,859
Accumulated deficit	(22,522,731)	(13,817,316)
	-------------	-------------
Total shareholders' equity	2,520,035	9,731,543
	-------------	--------------
	10,416,017	$ 12,987,375
	==========	==========

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
Loss on improper Common stock sales
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

Oil and Gas Properties -- The Company follows the full cost method of accounting for its oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including directly related overhead costs, are capitalized. All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects are not amortized until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is deducted from the capitalized costs to be amortized, and recorded in an impairment expense.In addition, the capitalized costs are subject to a "ceiling test" which limits such costs to the aggregate of the "estimated present value" discounted at a 10-percent interest rate of future net revenues from proved reserves, based on current economic and operating conditions, plus the lower of cost or fair market value of unproved properties. Depletion of oil and gas properties is computed using all capitalized costs and estimated future development and abandonment costs, exclusive of oil and gas properties not yet evaluated, on a unit of production method based on estimated proved reserves.

Property and equipment -- The cost of other categories of property and equipment are capitalized at cost and depreciated using the "straight-line" method over their estimated useful lives for financial statement purposes as follows:

Furniture / office equipment - 7 years

Computer software / equipment - 5 years

No depreciation and amortization was expensed for the year ending December 31, 2002 due to a loss incurred from the abandonment of property and equipment during the year.

Adair International Oil & Gas, Inc. and Subsidiaries
Notes to Financial Statements

Note 1. Summary of Significant Accounting Policies (Continued)

Long-Lived Assets -- Statement of Financial Accounting Standards No. 121--Accounting for Impairment of Long-Lived Assets to be Disposed of requires, among other things, impairment loss of assets to be held and gains or losses from assets that are expected to be disposed of be included as a component of income from continuing operations before taxes on income. An impairment loss was recognized on its holdings of oil and gas properties and its geophysical data in the amount $4,325,716.

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

NOTE 2. Oil and Gas Properties

Colombia - At December 31, 2001, the Company's Chimichagua gas field contained proven nonproducing gas reserves as described in the Note titled, "Supplemental Oil and Gas Disclosures."which was disclosed in Form 10K/SB for the year ending December 31, 2001 which is herein included by reference. This prospect has a cost basis of $3,000,000 and was purchased in fiscal 1997 by issuing 6,000,000 Common shares valued at $0.50 per share. The Company has identified several options for the Colombia investment. One option involves Adair supplying gas to fuel a power plant providing revenues under a long-term gas purchase contract. Realization of the value of reserves is contingent upon the Company concluding an agreement to construct a power plant utilizing gas from the field. Another option involves selling the Company's interest in Colombia for cash, trade or other consideration.

Yemen - The Company's interest in the Republic of Yemen consists of a 30% working interest in Sabatain Block 20. Operator of the project is Occidental Yemen Sabatain, Inc. In the event of discovery of commercial quantities of oil, existing pipelines and production infrastructure will be utilized to allow for early production exports and timely cash flow. The project Opperator has assessed the Company for cash calls in the amount of $2,321,441 which were due as of December 31, 2002. As of the balance sheet date, the Company was subject to litigation for alleged default of the joint operating agreement.

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

Management estimates the loss due to misappropriation of stock sales proceeds in the amount of $460,846 was associated with the improper sale of approximately 43.6 million shares of Adair International Oil and Gas, Inc. Common stock.

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

Declaratory Judgment, Pace Global Energy Services, LLC v. Adair International Oil & Gas, Inc. - On December 26, 2001, John W. Adair signed a confessed promissory note in the amount of $281,458.21 stating that the Company owed that amount to Pace Global Energy Services, LLC ("Pace") in payment for certain consulting services related to the Teawaya Energy project and/or other power projects in the U.S. As a result of non payment by the Company on that promissory note, in February 2002, Pace sued Adair International Oil & Gas, Inc. in Federal District Court in the Eastern District of Virginia (Cause No. 02-133-A) for unpaid consulting service expenses. On September 9, 2002 Pace received a declaratory judgment against the Company in the amount of $281,485.21 payable with interest at nine (9%) per annum until paid plus all attorney's fees and other costs actually incurred for the collection of the judgment. Subsequently, the Company has signed a Settlement Agreement with Pace which outlines terms of payment acceptable to all parties.

Adair International Oil & Gas, Inc. and Subsidiaries
Notes to Financial Statements

Unrecorded Notes and Liabilities - The following claims were made against the Company by its prior officers and alleged employees:

Payee	Date	Amount	Description
John W. Adair	07/30/02	$ 133,517	Promissory Note
Jalal Alghani	07/30/02	$ 188,395	Promissory Note
Dr. Ike Igbo	01/17/02	$ 78,000	Salary and Bonus
-----------
Total		$ 399,912

Defaulted Loan Agreements

The Company was in default of the following loan agreements as of December 31, 2002.

Creditor	Status of Note	Amount
JP Morgan Chase	Default	$ 50,000
JP Morgan Chase	Default	94,428
Pace Global Note*	Default	281,458
Total		$ 425,886

* This is a confessed judgment promissory note dated December 26,2001 held by Pace Global Energy Services, LLC. However, this note is the subject of a Settlement Agreement, which outlines terms of repayment acceptable to all parties, see note on page 41.

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

NOTE 7--GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, and is in default of its office leases that raises substantial doubt about its ability to continue as a going concern. Also, the Company has issued all of its available shares and is not able to generate cash with which to fund operations.

NOTE 8--SAS No. 99 ALLEGED FRAUD BY PRIOR MANAGEMENT

The Company had a change of directors of the Company's Board on August 5, 2002 at 5:00 pm. Subsequent to this change of directors, the new management in its review of corporate documents and the issuance of the Company's stock have determined that the Company's previous management misappropriated corporate proceeds from the sale of the Company's stock. The loss due to the misappropriation of corporate funds during the year ending December 31, 2002 was estimated to be four hundred and sixty thousand eight hundred forty six dollars ($ 460,846).

In the application of SAS No. 99, the initial test to determine that fraud might be likely are:

(1) Management operating under pressure

(2) an absence of controls and management has the ability to override internal controls

(3) an attitude on the part of management to rationalize and allow for the commission of a dishonest act

It was determined that all of these conditions were present during the year ending December 31, 2002 while the Company was under prior management. Consequently, in the performance of our audit, we hired a certified fraud examiner and their additional field work supported new management's estimate of the misappropriation of stock sale proceeds.