Form 10KSB/A
period 2002-12-31
ADAIR INTERNATIONAL OIL & GAS INC
filed 2003-05-16
CIK 355300

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

John W. Adair and Jalal Alghani authorized and issued a total of 98,195,384 shares of Common Stock to individuals and entities valued at $13,732,033.22 with the Company receiving no direct monetary benefit from these individuals and entities.

SCHEDULE OF CERTAIN SHARES ISSUED AT FAIR MARKET VALUE RECONCILED TO DEPOSITS IN COMPANY ACCOUNTS

FOR THE PERIOD 1998 THROUGH 2002

Year	Shares	Fair Market Value (FMV)	Gross Deposits	AIGI Income	Deposits Net Of AIGI Income	Net Deposits Less FMV
1998	14,801,600	$ 2,851,346.50	$ 1,085,570.09	$ 38,453.00	$ 1,047,117.09	$ (1,804,229.41)

1999	12,726,256	1,200,382.61	642,564.33	33,008.00	609,556.33	(590,826.28)

2000*	5,542,108	4,644,102.52	1,754,544.06	1,250,312.00	504,232.06	(4,139,870.46)

2001	25,519,551	3,798,025.52	2,876,582.41	807,695.00	2,068,887.41	(1,729,138.11)

2002	39,605,869	1,238,176.07	855,697.99	--	855,697.99	(382,478.09)
	-------------	------------------	-----------------	-----------------	-----------------	-------------------
TOTALS	98,195,384	$ 13,732,033.22	$ 7,214,958.88	$ 2,129,468.00	$ 5,085,490.88	$ (8,646,542.34)
	=========	============	===========	===========	===========	============

*Note: during the year 2000 the company changed from a FYE 05/31/00 to a calendar year. Calendar year 2000 in this schedule includes the results from the first 7 months of FYE 05/31/00.

Identified Parties	Shares	FMV	Remarks
125% R-144 Stock Scam	2,655,610	$ 722,523.45	These shares were issued to John W. Adair and Jalal Alghani in exchange for
			free trading shares.
AIG Inc.	55,657,822	6,980,359.62	Alghani Investment Group, Inc. (AIG, Inc.) is a Bahamian company created by
			Jalal Alghani.
Gibca Investments, Inc.	19,105,869	573,176.07	Gibca Investments, Inc. is a Bahamian company created by Jalal Alghani.

Mohammed Y. I. Al-Akwa	10,300,000	1,069,000.00	Mohammed Y. I. Al-Akwa is Jalal Alghani's brother-in-law.

Adel Alzamir	10,476,083	4,386,974.08	Adel Alzamir is Jalal Alghani's cousin and President of AIG, Inc.
	-------------	------------------
Totals	98,195,384	$ 13,732,033.22
	=========	============

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
  John W. Adair and Jalal Alghani authorized and issued a total of 98,195,384 shares of Common Stock to individuals and entities valued at $13,732,033.22 with the Company receiving no direct monetary benefit from these individuals and entities. Reference Note 9 to the consolidated financial statments.
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

Costs and Expenses - Expenses increased from $3,460,885 during the fiscal period ended December 31, 2001 to $3,983,528 for the year ended December 31, 2002, an increase of $522,643. There were several reasons for this increase. General & Administrative Expense increased from $1,720,828 in 2001 to $2,454,944 in 2002. This increase of $734,116 is due primarily to legal bills incurred by previous managment. Salaries and wages paid in stock decreased from $1,201,500 for 2001 to $187,667 in 2002. This decrease of $1,013,833 is due to a decrease in personnel expense instituted by the Company's new management. Other Expenses Paid in Stock decreased from $278,254 in 2001 to $27,923 in 2002. This decrease of $250,331 is due to new management's efforts to reduce overhead wherever possible. Loss on Abandonment of Assets increased from zero in 2001 to $728,834 in 2002. This increase is due to Capitalized Lease Equipment returned to the lessors and furniture and equipment taken by Cameron Management for past due rent on the 3000 Richmond offices. Depreciation and depletion expense decreased from $146,106 in 2001 to zero in 2002. This decrease is due to the above abandonment of associated assets during 2002. Management's Estimated Loss on Stock Sale Proceeds increased from zero in 2001 as reported by previous management to $382,478 in 2002. This increase is the market value of stock issued by the Company in the secondary market for which the Company did not receive any proceeds or services rendered. Interest expense increased from $35,217 in 2001 to $101,276 in 2002. This increase of $66,059 is due primarily to interest on cash calls for Block 20 in Yemen left unpaid by previous management. Other Expenses increased from $78,980 in 2001 to $100,406 in 2002. This increase of $21,426 is due to various costs associated with the change in managment.

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

SCORE GROUP, INC. REIMBURSEMENT

SCORE Group, Inc. has requested reimbursement for its direct and indirect expenses for the proxy battle in the amount of $450,000. The Board determined that the Company shall only reimburse SCORE Group, Inc. in the event the Company receives funds or regains the ability to issue stock in lieu of cash.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

CERTIFICATIONS

I, Richard G. Boyce, certify that:

1. This report fully complies with the requirements of Section 13(a) or a5(d) of the Exchange Act;

and

2. the information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the issuer.

/s/ Richard G. Boyce

President and Director

April 28, 2003

I, Chris A. Dittmar, certify that:

1. This report fully complies with the requirements of Section 13(a) or a5(d) of the Exchange Act;

and

2. the information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the issuer.

/s/ Chris A. Dittmar

Chief Financial Officer

April 28, 2003

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

By: /s/ Richard G. Boyce
Richard G. Boyce
Director and President

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated:

/s/ Richard G. Boyce

Director and President

April 15, 2003

/s/ Chris A. Dittmar

Chief Financial Officer

April 15, 2003

/s/ John A. Brush

Director

April 28, 2003

/s/ Larry Swift

Controller

April 28, 2003

CERTIFICATIONS

I, Richard G. Boyce, certify that:

1. I have reviewed this annual report on Form 10-KSB of Adair international Oil & Gas, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 04/28/03

/s/ Richard G. Boyce

President and Director

I, Chris A. Dittmar, certify that:

1. I have reviewed this annual report on Form 10-KSB of Adair international Oil & Gas, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 04/28/03

/s/ Chris A. Dittmar

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

INDEPENDENT AUDITORS' REPORT

YEAR ENDED DECEMBER 31, 2002

Board of Directors
Adair International Oil & Gas, Inc. and Subsidiaries.
Houston, Texas

Report of Independent Public Accountant

We have audited the accompanying consolidated balance sheet of Adair International Oil & Gas, Inc. and Subsidiaries (Company) as of December 31, 2002 and the related consolidated statements of income and expenses, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these statements based on our audit. The financial statements of the Company, as of December 31, 2001, were audited by other auditors whose report is dated April 7, 2002 expressed an unqualified opinion on those statements.

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

The Company had a change of directors of the Company's Board on August 5, 2002 at 5:00pm. Subsequent to this change of directors, the Company's new management in its review of corporate documents and the issuance of the Company's stock have determined that the Company's previous management, John W. Adair and Jalal Alghani misappropriated corporate proceeds from the sale of the Company's stock during the period July 1997 to August 2002. For this period the loss due to the alleged misappropriation of corporate funds was estimated to be eight million six hundred forty six thousand five hundred forty two dollars ($ 8,646,542). A detailed schedule of this finding can be found at Note 9 to the financial statements.

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

Malone & Bailey, PLLC
www.malone-bailey.com

Houston, Texas
April 7, 2002

ADAIR INTERNATIONAL OIL & GAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
YEAR ENDED DECEMBER 31, 2002

	2002	2001
Assets
Current Assets
Cash and cash equivalents	251	5,103
Accounts receivable
	527,080	2,000,000
Other current assets
	25,000	25,000
Prepaid expenses
	1,628,215
Total current assets
	2,180,546	2,030,103

Investment - letter of credit deposit	867,094	855,786

Property and equipment
Oil and gas properties and equipment
	7,368,377	7,794,444
Furniture and equipment
	--	997,981

Less accumulated depreciation	--	(269,147)

Net property and equipment
	7,368,377	8,523,278

Other Assets:
Geophysical data and intellectual property
	--	1,578,208
Other		-
Total other assets
	--	1,578,208

Total Assets	10,416,017	12,987,375
	=========	=========
Liabilities and Shareholders' Equity

Current liabilities
Accounts payable
	2,592,494	522,256
Joint Venture cash calls payable
	2,321,441	--
Current portion of notes payable
	425,886	55,000
Current portion of capital leases
	--	203,429
Unearned revenue
	2,000,000	2,000,000
Accrued expenses
	64,262	--
Taxes payable
	160,501	80,539
	--------------	---------------
Current liabilities
	7,564,584	2,861,224

Non-current liabilities
Notes payable
	--	394,608
Non-current portion of capital leases
	--	-

Commitments and contingencies

Total liabilities	7,564,584	3,255,832

Shareholders' equity
Common stock, w/o par, 150,000,000 shares authorized. 150,000,000 and 97,080,295 shares outstanding at December 31, 2002 and 2001 respectively
	24,964,398	23,548,859
Accumulated deficit	(22,112,965)	(13,817,316)
	-------------	-------------
Total shareholders' equity	2,851,433	9,731,543
	-------------	--------------
	10,416,017	$ 12,987,375
	==========	==========

The accompanying notes are integral part of the consolidated financial statements.

ADAIR INTERNATIONAL OIL & GAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATION
YEAR ENDED DECEMBER 31, 2002 AND 2001

	2002	2001
Revenues
Development fees
		-
Technical services
		434,869
Consulting fees
		156,000
Other revenue
	2,286	216,826
	--------	----------------
	2,286	807,695

Costs and expenses
General and administrative
	2,454,944	1,720,828
Salaries and wages paid in stock
	187,667	1,201,500
Other expenses paid in stock
	27,923	278,254
Loss on abandonment of assets
	728,834	--
Loss on improper Common stock sales
	382,478	--
Depreciation and depletion
	--	146.106
Interest expense
	101,276	35,217
Other expenses
	100,406	78,980
	------------	----------------
Total expenses	3,983,528	3,460,885

Net income (loss) from operations	$ (3,981,241)	$ (2,653,190)

Other income and expenses
Interest and other income
	11,308	10,439
Impairment loss on assets
	(4,325,716)	--
	---------------	----------------
Net income (loss)	$ (8,295,649)	$ (2,642,751)
	===========	===========

Earnings per share
Net loss per share - basic and diluted	$ (0.06)	$ (0.03)
Weighted average shares outstanding	150,000,000	83,575,573

The accompanying notes are integral part of the consolidated financial statements.

ADAIR INTERNATIONAL OIL & GAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
YEAR ENDED DECEMBER 31, 2002 AND 2001

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total

December 31, 2000	68,391,460	$ 20,142,182	$ (11,174,565)	8,967,617
Issuances of shares
For cash
	11,496,431	1,926,923	--	1,926,923
For salaries
	10,745,060	1,201,500	--	1,201,500
Other obligations
	6,447,344	278,254	--	278,254

Net loss	--	--	$ (2,642,751)	$ (2,642,751)
	------------	-------------	---------------	------------
December 31, 2001	97,080,295	$ 23,548,859	$ (13,817,316)	$ 9,731,543

Issuances of shares
For cash
	33,109,591	817,471		817,471
For salaries
	5,553,594	187,667		187,667
Other obligations
	558,086	27,923		27,923
Unidentified shares
	13,698,434	382,478		382,478
Net income (loss)			(8,295,649)	(8,295,649)

December 31, 2002	150,000,000	$ 24,964,398	$ (22,112,965)	$ 2,851,433

The accompanying notes are integral part of the consolidated financial statements.

ADAIR INTERNATIONAL OIL & GAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2002 AND 2001

	2002	2001
Cash flows from operating activities
Net loss	$ (8,295,649)	$ (2,642,751)

Adjustments to reconcile net loss to net cash
provided by operating activities
Depreciation and depletion
		146,106
Issuance of stock for expenses
	215,590	1,479,754
Estimated loss on misappropriation of stock sale proceeds
	382,478
Impairment loss on assets
	4,325,716
Changes in working capital accounts

Accounts receivable
	1,472,920	(1,963,900)
Prepaid expenses
	(1,628,215)	--
Unearned revenue
		2,000,000
Accounts payable
	2,070,238	415,214
Joint venture cash calls
	2,321,441	--
Taxes payable
	79,962	72,045
Increase in accrued expenses
	64,262	--
Current portion notes payable
	370,886	--
Other
		1,299
	----------------	---------------
Total adjustments	9,675,278	2,150,518

Net cash provided by (used in) operating activities	$ 1,379,629	(492,233)

Cash flows from investing activities

Purchase of oil and gas property	--	(532,096)
Purchase of property and equipment	(2,321,441)	(708.737)
Abandonment of assets	728,834
Purchase of pledged investment account	(11,308)	(855,786)
	----------------	----------------
Net cash used in investing activities
	$ (1,603,915)	$ (2,096,619)

Cash flows from finanacing activities

Capital leases payable	(203,429)	187,229
Common shares issued for cash	817,471	1,926,923
Borrowings under note and credit agreements	(394,608)	449,608
	--------------	----------------
Net cash provided by financing activities
	$ 219,434	$ 2,563,760

	--------------	----------------
Net change in cash and cash equivalents
	$ (4,852)	$ (25,092)

Cash and cash equivalents
Beginning of the period
	5,103	30,195

	---------------	----------------
End of the period
	251	5,103
	------------------	----------------
Supplemental Cash Flow information
Interest paid
	$ 101,276	--
Income taxes paid
	--	--
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

Management estimates the loss due to misappropriation of stock sales proceeds in the amount of $382,478 was associated with the improper sale of approximately 43.6 million shares of Adair International Oil and Gas, Inc. Common stock.

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

3000 Richmond Limited Partnership v. Superior Geophysical, Inc. - Adair International Oil & Gas, Inc., Superior Geophysical, Inc. ("Superior") John W. Adair, Jalal Alghani, Bill Wiseman, and Gary Tolar, Cause No. 2002-15641, in the 333rd Judicial District Court in Harris County, Texas were sued by Superior's landlord, 3000 Richmond Limited Partnership, as co-tenants for breach of the lease agreement and for back rent owed on Superior's leasehold. On May 12, 2003 an Agreed Judgement was signed by all Parties in the total amount of $439,115.02 against the Defendants. This total amount included the principal amount remaining on the lease, plaintiff's attorney's fees and court costs. Additionally on May 12, 2003, a Settlement Agreement was signed by all Parties which outlines the terms of settlement and payment schedule. These documents have been filed by the Plaintiff with the court.

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

NOTE 6 - SUPPLEMENTARY OIL AND GAS INFORMATION (UNAUDITED)

	Yemen	Colombia	Total
Oil and Gas Properties	1,394,444	3,000,000	4,394,444
Geophysical Data and other property	3,400,000	--	3,400,000
Capitalized Costs	2,321,441	--	2,321,441
Less accumulated depletion and depreciation	--	--	--
Less impairment loss	(2,747,508)	--	(2,747,508)
	------------	------------	------------
Total	$ 4,368,377	$ 3,000,000	$ 7,368,377
	=========	=========	========

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

NOTE 8--SAS No. 99 ALLEGED FRAUD BY PRIOR MANAGEMENT

The Company had a change of directors of the Company's Board on August 5, 2002 at 5:00 pm. Subsequent to this change of directors, the new management in its review of corporate documents and the issuance of the Company's stock, have determined that the Company's previous management misappropriated corporate proceeds from the sale of the Company's stock. The loss due to the misappropriation of corporate funds during the year ending December 31, 2002 was estimated to be three hundred and eighty two thousand four hundred seventy eight dollars ($ 382,478).

In the application of SAS No. 99, the initial test to determine that fraud might be likely are:

(1) Management operating under pressure

(2) an absence of controls and management has the ability to override internal controls

(3) an attitude on the part of management to rationalize and allow for the commission of a dishonest act

It was determined that all of these conditions were present during the year ending December 31, 2002 while the Company was under prior management. Consequently, in the performance of our audit, we hired a certified fraud examiner, James A. Longaker CPA of Kingwood, Texas, and his additional field work with the Company's shareholder register supported new management's estimate of the misappropriation of stock sale proceeds. We also discussed questions of scope and the role an auditor should play in instances where fraud impacts the financial statements and the impact of SAS No. 99 on this engagement.

NOTE 9 -

ADAIR INTERNATIONAL OIL & GAS, INC.

SCHEDULE OF CERTAIN SHARES ISSUED AT FAIR MARKET VALUE RECONCILED TO DEPOSITS IN COMPANY ACCOUNTS

FOR THE PERIOD 1998 THROUGH 2002

Year	Shares	Fair Market Value (FMV)	Gross Deposits	AIGI Income	Deposits Net Of AIGI Income	Net Deposits Less FMV
1998	14,801,600	$ 2,851,346.50	$ 1,085,570.09	$ 38,453.00	$ 1,047,117.09	$ (1,804,229.41)

1999	12,726,256	1,200,382.61	642,564.33	33,008.00	609,556.33	(590,826.28)

2000*	5,542,108	4,644,102.52	1,754,544.06	1,250,312.00	504,232.06	(4,139,870.46)

2001	25,519,551	3,798,025.52	2,876,582.41	807,695.00	2,068,887.41	(1,729,138.11)

2002	39,605,869	1,238,176.07	855,697.99	--	855,697.99	(382,478.09)
	-------------	------------------	-----------------	-----------------	-----------------	-------------------
TOTALS	98,195,384	$ 13,732,033.22	$ 7,214,958.88	$ 2,129,468.00	$ 5,085,490.88	$ (8,646,542.34)
	=========	============	===========	===========	===========	============

*Note: during the year 2000 the company changed from a FYE 05/31/00 to a calendar year. Calendar year 2000 in this schedule includes the results from the first 7 months of FYE 05/31/00.

Identified Parties	Shares	FMV	Remarks
125% R-144 Stock Scam	2,655,610	$ 722,523.45	These shares were issued to John W. Adair and Jalal Alghani in exchange for
			free trading shares.
AIG Inc.	55,657,822	6,980,359.62	Alghani Investment Group, Inc. (AIG, Inc.) is a Bahamian company created by
			Jalal Alghani.
Gibca Investments, Inc.	19,105,869	573,176.07	Gibca Investments, Inc. is a Bahamian company created by Jalal Alghani.

Mohammed Y. I. Al-Akwa	10,300,000	1,069,000.00	Mohammed Y. I. Al-Akwa is Jalal Alghani's brother-in-law.

Adel Alzamir	10,476,083	4,386,974.08	Adel Alzamir is Jalal Alghani's cousin and President of AIG, Inc.
	-------------	------------------
Totals	98,195,384	$ 13,732,033.22
	=========	============