Form 10-Q
period 2003-03-31
ADAIR INTERNATIONAL OIL & GAS INC
filed 2003-05-16
CIK 355300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 2003.

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
Common Stock, no par value

The aggregate market value of common stock held by non-affiliates of the registrant at March 31, 2003, based upon the last closing price on the OTCBB on March 31, 2003, was $3,000,000. As of March 31, 2003, there were 150,000,000 shares of common stock outstanding. The total number of shares authorized for the Corporation is 150,000,000.
Transitional Small Business Disclosure Format: [ ] Yes [X] No

ADAIR INTERNATIONAL OIL AND GAS, INC.
AND SUBSIDIARIES

TABLE OF CONTENTS
MARCH 31, 2003

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements.

Consolidated Balance Sheets - March 31, 2003 (Unaudited) and December 31, 2002
2

Consolidated Statements of Operations (Unaudited) - Three Months Ended March 31, 2003 and 2002
3

Consolidated Statement of Changes in Shareholders' Equity - Three Months Ended March 31, 2003 (Unaudited)
4

Consolidated Statements of Cash Flows (Unaudited) - Three Months Ended March 31, 2003 and 2002
5

Notes to Consolidated Financial Statements (Unaudited)
6 - 12

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
13 - 19

PART II - OTHER INFORMATION
ITEM 1. through ITEM 6
20 - 22

SIGNATURES	23

PART I - FINANCIAL INFORMATION

Adair International Oil & Gas, Inc. and Subsidiaries
Consolidated Balance Sheets
March 31, 2003 Compared to December 31, 2002

	03/31/2003	12/31/2002
ASSETS (Unaudited)
Current Assets
Cash and Cash Equivalents
	$ 96	$ 251
Accounts Receivable
	527,080	527,080
Other Current Assets
	25,000	25,000
Prepaid Expenses
	1,628,397	1,628,215
Total Current Assets	2,180,573	2,180,546
Investments
Letter of Credit Deposit
	868,930	867,094
Property and Equipment
Oil and Gas Properties and Equipment
	8,215,862	7,368,377
Furniture and Equipment
	-	-
Total Property and Equipment	8,215,862	7,368,377
Less Accumulated Depreciation
	-	-
Net Property and Equipment	8,215,862	7,368,377
Total Assets	$11,265,365	$10,416,017

LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities
Accounts Payable
	$ 2,616,318	$ 2,592,494
Joint Venture Cash Calls Payable
	3,168,926	2,321,441
Current Portion of Notes Payable
	425,886	425,886
Current Portion of Capital Leases
	-	-
Unearned Revenue
	2,000,000	2,000,000
Accrued Expenses
	91,201	64,262
Taxes Payable
	160,501	160,501
Total Current Liabilities	8,462,832	7,564,584
Shareholders Equity
Common Stock without Par Value: 150,000,000 shares authorized
	24,964,398	24,964,398
Accumulated Deficit
	(22,161,865)	(22,112,965)
Total Shareholder's Equity	2,802,533	2,851,433
Total Liablilities and Shareholder's Equity	$11,265,365	$ 10,416,017

See accompanying notes to consolidated financial statements.

Adair International Oil & Gas, Inc. and Subsidiaries
Consolidated Statements of Operations
Three Months Ended March 31, 2003 and 2002.
(Unaudited)

	03/31/2003	03/31/2002
Revenues
Oil & Gas Royalties
	$ 499	-
Technical Services
	-	-
Consulting Fees and Other
	20,000	-
Administrative and Other Fees
	-	-
Total Revenues	$ 20,499	-

Costs and Expenses
General and Administrative
	$ 44,296	$ 353,436
Salaries and Wages Paid in Stock
	-	187,667
Other Expenses Paid in Stock
	-	27,923
Depreciation and Depletion
	-	40,000
Interest Expense
	26,939	8,392
Other
	-	78,980
Total Costs and Expenses	71,235	617,418
Interest and Other Income	1,836	8,082
Net Income (Loss)	$ (48,900)	$ (609,336)
Net Loss Per Common Share:
Basic and Diluted
	$ (0.0002)	$ (0.01)

See accompanying notes to consolidated financial statements.

Adair International Oil & Gas, Inc. and Subsidiaries
Consolidated Statement of Changes in Shareholders' Equity
Three Months Ended March 31, 2003
(Unaudited)

	Common Shares	Stock $ Amount	Accumulated Deficit	Total
Issuances of Shares
December 31, 2002
	150,000,000	$24,964,398	$ (22,112,965)	$ 2,851,433
For Cash
	-	-	-	-
For Salaries
	-	-	-	-
Other Company Obligations
	-	-	-	-
Net Loss			(48,900)	(48,900)
March 31, 2003	150,000,000	$24,964,398	$ (22,161,865)	$ 2,802,533

See accompanying notes to consolidated financial statements.

Adair International Oil & Gas, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2003 and 2002
(Unaudited)

Cash Fows from Operating Activity	03/31/2003	03/31/2002
Net Income (Loss)	$ (48,900)	$ (609,336)
Adjustments to Reconcile Net Loss to Net Cash
Depreciation and Depletion
	-	40,000
Issuance of Stock for Expenses
	-	215,590
Write off of assets
	-	-
Changes in Working Capital Accounts
Decrease in Accounts Receivable
	-
Prepaid Expenses
	(182)
Decrease in Current Portion of Capitalized Leases
	-
Accounts Payable
	23,824	(94,970)
Joint Venture Cash Calls
	847,485
Accrued Expenses
	26,939
Taxes Payable
	-	88,071
Other
	-	(153,063)
Total Adjustments	898,485	95,628
Net Cash Provided (Used) by Operating Account
	849,166	(513,708)

Cash Flows Used in Investing Activities
Investment in Oil and Gas Properties
	(847,485)
Purchase of Furniture and Equipment
	-	-
Net Cas Provided (Used) by Investing Activities
	(847,485)	-
Cash Flows from Financing Activities
Pledged Investment Account
	(1,836)	-
Common Shares Issued for Cash
	-	538,962
Accelerated Leases
	-	-
Borrowings under Note and Credit Agreement
	-	(17,397)
Net Cash Provided by Financing Activities	(849,321)	521,565
Net Change in Cash and Cash Equivalents	(155)	7,857
Cash and Cash Equivalents
Beginning of the Period
	251	5,103
End of the Period
	96	12,960

See accompanying notes to consolidated financial statements.

ADAIR INTERNATIONAL OIL AND GAS, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements March 31, 2003

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

Furniture / office equipment - 7 years

Computer software / equipment - 5 years

No depreciation and amortization was expensed for the period ending March 31, 2003 due to a loss incurred from the abandonment of property and equipment during the previous year.

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

Earnings Per Share -- Basic earnings per share are computed by dividing earnings (loss) by the weighted average number of common shares outstanding adjusted for conversion of common stock equivalents, where applicable, outstanding during the period. The Company had no stock options or other common stock equivalents outstanding as of March 31, 2003 or for the period then ended.

Use of Estimates -- Management uses estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates. In the first quarter of 2003, the management estimated sales prices, costs, and statutory income tax rates in calculating future net cash flows of proven oil and gas reserves.

ADAIR INTERNATIONAL OIL AND GAS, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements March 31, 2003

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

Yemen - The Company's interest in the Republic of Yemen consists of a 30% working interest in Sabatain Block 20. Operator of the project is Occidental Yemen Sabatain, Inc. In the event of discovery of commercial quantities of oil, existing pipelines and production infrastructure will be utilized to allow for early production exports and timely cash flow. The project Opperator has assessed the Company for cash calls in the amount of $2,747,508 which were due as of March 31, 2003. As of the balance sheet date, the Company was subject to litigation for alleged default of the joint operating agreement.

NOTE 3. Non-monetary Stock Transactions

Included in the Company's consolidated statement of operations for the three month periods ended March 31, 2003 and 2002, were expenses that were paid with Company stock. The shares and amounts were all established under the sole financial management of John W. Adair and Jalal Alghani, the previous Directors and Officers of the Corporation. Stock issued in lieu of cash is summarized as follows for the three month periods ended March 31, 2003 and 2002:

	2003		2002
Nature of Transaction	Shares	Amount	Shares	Amount
Salaries	-	-	5,553,594	$187,667
Other costs and expenses	-	-	558,086	$ 27,923
Total	-	-	6,111,680	$ 215,590

NOTE 4. Revenues

During the first quarter of 2003 the Company received consulting fees of $20,000 and royalty income of $499.

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

Legal Proceedings for the Period Ending March 31, 2003

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

Occidental Yemen Sabtain, Inc. and Saba Yemen Oil CompanyLtd. v. Adair Yemen Exploration, Ltd. - Adair Yemen Exploration, Ltd. is a wholly owned subsidiary of the Company. It was named as the Respondent in the matter of Occidental Yemen Sabatain, Inc. ("Occidental") and Saba Yemen Oil Company Ltd. ("Saba") v. Adair Yemen Exploration, Ltd. ("Adair Yemen") in a Request for Arbitration filed with the International Chamber of Commerce in Paris, France on July 10, 2001. The Claimants, Occidental and Saba assert that Adair Yemen breached various agreements to which Occidental, Saba and Adair Yemen are parties and are requesting that Adair Yemen forfeit and reassign their 30% working interest in the project to Occidental and Saba. Immediately following the election of a new Board of Directors for the Company on August 5, 2002, it was discovered that the legal counsel representing the Company in this proceeding (both in Houston and in Paris, France) had resigned from the case due to non-payment of fees. After being able to review the facts surrounding the case and the arguments presented previously on behalf of the Company, the Company's new management decided to change the course of the legal argument. On September 15, 2002, the Company submitted a legal brief to the Arbitration Tribunal outlining a legal position based in equity. In December 2002, new legal counsel was retained by the Company to prepare and argue the case at the Final Hearing before the Tribunal on January 22-23, 2003 in Paris. At the Final Hearing, on behalf of the Respondent, Mr. Richard G. Boyce presented a witness statement and was examined by the Claimants as well as by the Tribunal. Additionally, witnesses from the Claimants also presented statements and were examined by the Respondent's legal counsel and the Tribunal. During the hearing, legal agruments were presented orally by legal counsel for both Claimant and Respondent. Final written submissions were presented to the Tribunal on March 28, 2003. The Company is currently awaiting a final judgement and notice of award which is anticipated in June 2003.

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

3000 Richmond Limited Partnership v. Superior Geophysical, Inc. - Adair International Oil & Gas, Inc., Superior Geophysical, Inc. ("Superior") John W. Adair, Jalal Alghani, Bill Wiseman, and Gary Tolar, Cause No. 2002-15641, in the 333rd Judicial District Court in Harris County, Texas were sued by Superior's landlord, 3000 Richmond Limited Partnership, as co-tenants for breach of the lease agreement and for back rent owed on Superior's leasehold. On May 14, 2003 an Agreed Judgement was signed by all Parties in the total amount of $439,115.02 against the Defendants. This total amount included the principal amount remaining on the lease, plaintiff's attorney's fees and court costs. Additionally on May 14, 2003, a Settlement Agreement was signed by all Parties which outlines the terms of settlement and payment schedule. These documents have been filed by the Plaintiff with the court.

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

NOTE 6 - SUPPLEMENTARY OIL AND GAS INFORMATION (UNAUDITED)

	Yemen	Colombia	Total
Oil and Gas Properties	1,394,444	3,000,000	4,394,444
Geophysical Data and other property	3,400,000	--	3,400,000
Capitalized Costs	3,168,926	--	3,168,926
Less accumulated depletion and depreciation	--	--	--
Less impairment loss	(2,747,508)	--	(2,747,508)
	------------	------------	------------
Total	$ 5,215,862	$ 3,000,000	$ 8,215,862
	=========	=========	========

ADAIR INTERNATIONAL OIL AND GAS, INC. AND SUBSIDIARIES
March 31, 2003

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

Final written submissions were presented to the Tribunal on March 28, 2003. The Company is currently awaiting a final judgement and notice of award which is anticipated in June 2003.

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

QUARTER ENDED MARCH 31, 2003 COMPARED TO QUARTER ENDED MARCH 31, 2002

In 2003 versus 2002, revenues increased from zero in 2002 to $20,499 in 2003. Revenue from Oil & Gas Royalties increased $499 due to proper accounting. Consulting fees increased from zero to $20,000. This increase is due to a short term consulting contract obtained by the Company.

Costs and Expenses - Expenses decreased from $617,418 during 2002 to $71,235 in 2003. A decrease of $546,183. There were several reasons for this decrease. General and Adminstrative expense decreased from $353,436 in 2002 to $44,926 in 2003. This decrease is due to new management's overall commitment to maintaining low overhead. Salaries and wages paid in stock decreased from $187,667 in 2003 to zero in 2003. This is due to a decrease in personnel expense instituted by the Company's new management. Other Expenses Paid in Stock decreased from $27,923 in 2002 to zero in 2003. This is due to new management's efforts to reduce overhead wherever possible. Depreciation and depletion expense decreased from $40,000 in 2002 to zero in 2003. This decrease is due to the abandonment of associated assets during 2002. Interest expense increased from $8,392 in 2002 to $26,939 in 2003. This increase of $18,547 is due primarily to interest on cash calls for Block 20 in Yemen left unpaid by previous management. Other Expenses decreased from $78,980 in 2002 to zero in 2003. This decrease is due to new management's overall commitment to maintaining low overhead.

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

The Company has historically suffered from a working capital deficit and until the shareholders replaced the Board of Directors at the Annual Shareholders Meeting on August 5, 2002, the Company's previous management depended almost entirely on illegal activities involving the sale of common stock to obtain working capital. During the first eight months of 2002, previous management placed 52,919,705 shares of Common stock into the public market place. This unprecedented dilution of the existing shareholders of the Company resulted in all 150,000,000 of the Company's authorized shares of Common stock being issued. As a result of the previous Board's actions, the Company will not be able to raise capital through the sale of Common stock until such time as the shareholders authorize additional shares of stock at the next scheduled Annual Shareholders Meeting. It is the intent of new management to hold the next Annual Shareholders Meeting during the third quarter of 2003.

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

Occidental Yemen Sabtain, Inc. and Saba Yemen Oil CompanyLtd. v. Adair Yemen Exploration, Ltd. - Adair Yemen Exploration, Ltd. is a wholly owned subsidiary of the Company. It was named as the Respondent in the matter of Occidental Yemen Sabatain, Inc. ("Occidental") and Saba Yemen Oil Company Ltd. ("Saba") v. Adair Yemen Exploration, Ltd. ("Adair Yemen") in a Request for Arbitration filed with the International Chamber of Commerce in Paris, France on July 10, 2001. The Claimants, Occidental and Saba are claiming that Adair Yemen breached various agreements to which Occidental, Saba and Adair Yemen are parties and are requesting that Adair Yemen forfeit and reassign their 30% working interest in the project to Occidental and Saba. Immediately following the election of a new Board of Directors for the Company on August 5, 2002, it was discovered that the legal counsel representing the Company in this proceeding (both in Houston and in Paris, France) had resigned from the case due to non-payment of fees. After being able to review the facts surrounding the case and the arguments presented on behalf of the Company, the Company's new management decided to change the course of the legal argument. On September 15, 2002, the Company submitted a legal brief to the Arbitration Tribunal outlining a legal position based in equity. In December 2002, new legal counsel was retained by the Company to prepare and argue the case at the Final Hearing before the Tribunal on January 22-23, 2003 in Paris. At the Final Hearing, on behalf of the Respondent, Mr. Richard G. Boyce presented a witness statement and was examined by the Claimants as well as by the Tribunal. Additionally, witnesses from the Claimants also presented statements and were examined by the Respondent's legal counsel and the Tribunal. During the hearing, legal agruments were presented orally by legal counsel for both Claimant and Respondent. Final written submissions were presented to the Tribunal on March 28, 2003. The Company is currently awaiting a final judgement and notice of award which is anticipated in June 2003.

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

3000 Richmond Limited Partnership v. Superior Geophysical, Inc. - Adair International Oil & Gas, Inc., Superior Geophysical, Inc. ("Superior") John W. Adair, Jalal Alghani, Bill Wiseman, and Gary Tolar, Cause No. 2002-15641, in the 333rd Judicial District Court in Harris County, Texas were sued by Superior's landlord, 3000 Richmond Limited Partnership, as co-tenants for breach of the lease agreement and for back rent owed on Superior's leasehold. On May 14, 2003 an Agreed Judgement was signed by all Parties in the total amount of $439,115.02 against the Defendants. This total amount included the principal amount remaining on the lease, plaintiff's attorney's fees and court costs. Additionally on May 14, 2003, a Settlement Agreement was signed by all Parties which outlines the terms of settlement and payment schedule. These documents have been filed by the Plaintiff with the court.

ITEM 2. CHANGES IN SECURITIES
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

It is anticipated that during the third quarter of 2003, a Shareholders Meeting will be convened to seek shareholder approval for a name change of the Corporation. In addition the Company's shareholders may be requested to approve an increase in the authorized shares of common stock for the Corporation or some other change in the securities currently held and issued by the Company. At that meeting, the Company's shareholders may also be requested to approve additional Directors to serve on the Board of Directors.

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

May 15, 2003

I, Chris A. Dittmar, certify that:

1. This report fully complies with the requirements of Section 13(a) or a5(d) of the Exchange Act;

and

2. the information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the issuer.

/s/ Chris A. Dittmar

Chief Financial Officer

May 15, 2003

The following table details the events reported in the first quarter of 2003 by the Company on Form 8-K. Each filing is incorporated herein by reference.

Filing Date	Description
3-28-2003	Change in the Registrant's Certifying Accountant

ADAIR INTERNATIONAL OIL AND GAS, INC. AND SUBSIDIARIES
FORM 10-QSB
March 31, 2003

SIGNATURES
In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 15, 2003.

ADAIR INTERNATIONAL OIL AND GAS, INC.

/s/ Richard G. Boyce
------------------------------
Richard G. Boyce
President and Director.

/s/ Chris A. Dittmar

-----------------------------

Chris A. Dittmar

Chief Financial Officer and Corporate Secretary

CERTIFICATIONS

I, Richard G. Boyce, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Adair international Oil & Gas, Inc.;

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
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 05/15/03

/s/ Richard G. Boyce

President and Director

I, Chris A. Dittmar, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Adair international Oil & Gas, Inc.;

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

Date: 05/15/03

/s/ Chris A. Dittmar

Chief Financial Officer and Corporate Secretary