Form 10KSB/A
period 2002-12-31
ADAIR INTERNATIONAL OIL & GAS INC
filed 2003-08-14
CIK 355300

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

[X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The aggregate market value of common stock held by non-affiliates of the registrant at December 31, 2002, based upon the last closing price on the OTCBB on June 30, 2003, was $1,500,000. As of June 30, 2003, there were 150,000,000 shares of Common Stock and 1,571,282 shares of Preferred Stock outstanding. The total number of Common shares authorized is 150,000,000 and the total number of Preferred shares authorized is 5,000,000 for the Corporation..

Documents incorporated by reference: Adair International Oil and Gas, Inc. Form 10KSB for the year ending December 31, 2001, Form 8K/A, "Change in Registrants Certifying Accountants" filed February 14, 2002, Form 8K, "Change in Corporate Bylaws", filed May 22, 2002, and Form 8K, "Notice of Change of Control" filed August 16, 2002.

Transitional Small Business Disclosure Format: [ ] Yes [X] No

ADAIR INTERNATIONAL OIL AND GAS, INC.
AND SUBSIDIARIES

TABLE OF CONTENTS
DECEMBER 31, 2002

PART I

ITEM 1. DESCRIPTION OF BUSINESS

INTRODUCTION AND BUSINESS PLAN

Adair International Oil and Gas, Inc. (the "Company") was originally incorporated in the state of Texas on November 7, 1980, as Roberts Oil and Gas, Inc. Roberts Oil and Gas, Inc. registered its shares of common stock with the Securities and Exchange Commission ("SEC") and began filing periodic reports pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"). In July 1997, Roberts Oil and Gas, Inc. changed its name to Adair International Oil and Gas, Inc., which is traded on the NASDAQ Over the Counter Bulletin Board ("OTCBB") under the stock symbol AIGI. Following a highly contested proxy battle for control of the Company the shareholders elected an entirely new Board of Directors August 5, 2002with the mandate to implement corporate governance and return the Company back to profitability.

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

  Reinstate the Company's exploration interests in Yemen Block 20
  The exploration rights in Yemen Block 20 are the subject of an International Arbitration in Paris, France. The other parties in the Arbitration are requesting the Arbitration Tribunal reassign the Company's 30% interest in this project to them in compensation for financial defaults that the Company has made during the project.

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

  Restore shareholder equity by building an energy company with tangible profit producing assets

  Management is working to secure energy projects that the Company can project finance which will add real value to the balance sheet. These projects will only be announced when the Company's ownership can be verified by our shareholders.

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

While Block 20 currently has no oil production, it represents an extraordinary exploration opportunity owing to the fact that identified prospects are in many cases defined by shows of oil and gas in wells drilled during previous exploration efforts. The economic sharing terms of the PSA were negotiated to provide incentive to develop and produce smaller oil fields which greatly benefit from the shared use of existing pipelines and production infrastructure already installed and paid for during the development of the larger fields currently under production.

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

TRANSFER AGENT AND REGISTRAR

On July 8, 2003, the Company appointed Superior Stock Transfer, Inc., 2425 Fountainview Drive, Suite 215, Houston, TX 77057 (713) 977-4662 as the Transfer Agent to handle securities transactions for Adair International Oil & Gas, Inc. Superior Stock Transfer, Inc. is a wholly owned subsidiary of Adair International Oil & Gas, Inc.

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

General Risks of the Oil and Gas and Power Generation Industries

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

Occidental Yemen Sabtain, Inc. and Saba Yemen Oil CompanyLtd. v. Adair Yemen Exploration, Ltd. - Adair Yemen Exploration, Ltd. is a wholly owned subsidiary of the Company. It was named as the Respondent in the matter of Occidental Yemen Sabatain, Inc. ("Occidental") and Saba Yemen Oil Company Ltd. ("Saba") v. Adair Yemen Exploration, Ltd. ("Adair Yemen") in a Request for Arbitration filed with the International Chamber of Commerce in Paris, France on July 10, 2001. The Claimants, Occidental and Saba assert that Adair Yemen breached various agreements to which Occidental, Saba and Adair Yemen are parties and are requesting that Adair Yemen forfeit and reassign their 30% working interest in the project to Occidental and Saba. Immediately following the election of a new Board of Directors for the Company on August 5, 2002, it was discovered that the legal counsel representing the Company in this proceeding (both in Houston and in Paris, France) had resigned from the case due to non-payment of fees. After being able to review the facts surrounding the case and the arguments presented previously on behalf of the Company, the Company's new management decided to change the course of the legal argument. On September 15, 2002, the Company submitted a legal brief to the Arbitration Tribunal outlining a legal position based in equity. In December 2002, new legal counsel was retained by the Company to prepare and argue the case at the Final Hearing before the Tribunal on January 22-23, 2003 in Paris. At the Final Hearing, on behalf of the Respondent, Mr. Richard G. Boyce presented a witness statement and was examined by the Claimants as well as by the Tribunal. Additionally, witnesses from the Claimants also presented statements and were examined by the Respondent's legal counsel and the Tribunal. During the hearing, legal arguments were presented orally by legal counsel for both Claimant and Respondent. Final written submissions were presented to the Tribunal on March 28, 2003.

The Company received an unfavorable final judgment and notice of award, which the Company is reviewing to determine its next course of action. This unfavorable ruling may result in the Company losing an asset valued in the hundreds of million of dollars and having to pay $4,455,653 in unpaid cash calls, interest, actual damages, Court costs and Claimant's legal expenses (see Note 13.)

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

Adair International Oil & Gas, Inc. vs. John W. Adair, Jalal Alghani and Vivian Quintero vs. Adair International Oil & Gas, Inc., etal - Cause No. 2001-63909, 55th District Court, Harris County, Texas. The Company's claims in the suit against John W. Adair ("Adair"), Jalal Alghani ("Alghani") and Vivian Quintero ("Quintero") involve allegations of fraud, conspiracy and breach of fiduciary duties owed to the Company by Mr. Adair and Mr. Alghani while they were officers and directors of the Company prior to their removal from the AIGI Board of Directors at the Company's annual shareholders meeting on August 5, 2002. The Company's claims in the suit against Ms. Quintero involve allegations of fraud, conspiracy and breach of fiduciary duties while she was employed by the Company as office manager and personal assistant to Mr.Adair when he was Chairman of the AIGI Board of Directors.

After the Company's claims were filed in the suit, Mr. Adair, Mr. Alghani and Ms. Quintero filed "counter claims" against the Company alleging standing to sue as shareholders of the Company. Their allegations against the Company and a long list of others include the following counts; "fraud, breaches of fiduciary duties, conspiracy to breach fiduciary duties, defamation, conspiracy to commit defamation, proxy fraud, conspiracy to commit proxy fraud, tortuous interference, usurpation of corporate opportunities, vicarious liability/vice principal, unspecified actual and exemplary damages." These counter claims were filed against the Company on November 9, 2002. The Company has vigorously denied and is defending these allegations.

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

On July 11, 2003, the Court ordered the Company's motion for summary judgment be granted as to all claims in Defendant's / Counter Plaintiff's second amended petition, including the claim of conspiracy to commit defamation, with the exception of the common law defamation claim against the Company and Mr. Boyce.

Although some discovery in this case was secured before the change of control of the Company occurred as a result of the Annual Shareholders Meeting on August 5, 2002, there has been no further formal discovery to date other than the Company and Mr. Boyce's responses to requested discovery. The Company will continue to vigorously pursue this complex case.

Briar Patch Partners, Ltd. v. Adair International Oil & Gas, Inc., Adair Exploration, Inc., Partners In Exploration, Inc., Partners In Exploration, L.L.C., and Richard G. Boyce. - The Company was named as the defendant in the matter of Briar Patch Partners, Ltd. v. Adair International Oil & Gas, Inc., Cause No. 01-06351, 95th Judicial District Court, Dallas County, Texas. Briar Patch Partners, the landlord holding the lease on the property in Dallas, Texas where Adair Exploration, Inc., "the lessee", formerly maintained an office, filed a lawsuit against the Company regarding the failure of the lessee to pay the rent as well as other related claims. On February 10, 2003 an Agreed Judgment was signed by all Parties in the total amount of $235,306.15 against the Defendants. This total amount included the principal amount remaining on the lease, plaintiff's attorney's fees and court costs. Additionally on February 10, 2003, all Parties signed a Settlement Agreement which outlines the terms of settlement and payment schedule. The Plaintiff filed these documents with the court.

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

3000 Richmond Limited Partnership v. Superior Geophysical, Inc. - Adair International Oil & Gas, Inc., Superior Geophysical, Inc. ("Superior") John W. Adair, Jalal Alghani, Bill Wiseman, and Gary Tolar, Cause No. 2002-15641, in the 333rd Judicial District Court in Harris County, Texas were sued by Superior's landlord, 3000 Richmond Limited Partnership, as co-tenants for breach of the lease agreement and for back rent owed on Superior's leasehold. Subsequently, the Company has signed a Settlement Agreement with 3000 Richmond Limited Partnership, which outlines terms of payment acceptable to all parties.

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

The Company is a party to various claims and litigation. Although no assurances can be given, the Company believes, based on its experience to date, that the ultimate resolution of such items, individually or in the aggregate, will not have a material adverse impact on the Company's financial position or results of operations

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

Comments regarding stock performance - The Company's stock price reached an all time high during the first quarter of 2000, which was directly attributable to the signing of a Production Sharing Agreement for exploration rights in Yemen Block 20 and signing of a Development Agreement with Calpine for the Teawaya Energy Center. The sharp decline in the price of the

Company's stock during fiscal 2001 is attributable to the financial default of the Company's interest in Yemen Block 20 (See ITEM 6 - Block 20 Financial Default). During 2001 and into 2002 as a result of the management practices of Mr. Adair and Mr. Alghani, the Company continued to suffer from an increased amount of litigation brought by business partners, creditors and shareholders. Beginning in mid 2001 and continuing through August 2002, shareholders suffered massive share dilution at the direction of the Board of Directors of the Company, comprised solely of Mr. Adair and Mr. Alghani.

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

During 2001 and continuing through 2002, the Board of Directors was comprised solely of Mr. Adair and Mr. Alghani. During this timeframe, unchecked by any form of corporate governance, the total number of shares outstanding more than doubled. Based on internal accounting by the Company since August 2002, it has been determined that a total of 98,195,384 shares were wrongfully issued for less than fair market value and subsequently the Company incurred a loss calculated to be $8,647,542.

SCHEDULE OF CERTAIN SHARES ISSUED AT FAIR MARKET VALUE

RECONCILED TO DEPOSITS IN COMPANY ACCOUNTS

FOR THE PERIOD 1998 THROUGH 2002

Year	Shares	Fair Market Value (FMV)	Gross Deposits	AIGI Income	Deposits Net of AIGI Income	Net Deposits Less FMV
1998	14,801,600	$ 2,851,346.50	$ 1,085,570.09	$ 38,453.00	$1,047,117.09	$ (1,804,229.41)
1999	12,726,256	1,200,382.61	642,564.33	33,998.00	609,556.33	(590,826.28)
2000*	5,542,108	4,644,102.52	1,754,544.06	1,250,312.00	504,232.06	(4,139,870.46)
2001	25,519,551	3,798,025.52	2,876.582.41	807,695.00	2,068,887.41	(1,729,138.11)
2002	39,605,869	1,238,176.07	855,697.99	--	855,697.99	(382,478.09)
	------------	-----------------	----------------	----------------	----------------	------------------
TOTALS	98,195,384	$ 13,732,033.22	$ 7,214,958.88	$ 2,129,468.00	$ 5,085,490.88	$ (8,646,542.34)
		===========	==========	==========	===========	============

*Note: during the year 2000 the company changed from FYE 05/31/00 to a calendar year. Calendar year 2000 in this schedule includes the results from the first 7 months of FYE 05/31/00.

Identified Parties	Shares	FMV	Remarks
125% R-144 Stock Scheme	2,655,610	$ 722,523.45	These shares were issued to John W. Adair and Jalal Alghani in exchange for free trading shares.
AIG, Inc.	55,657,822	6,980,359.62	Alghani Investment Group, Inc. (AIG, Inc.) is a Bahamian company created by Jalal Alghani.
Gibca Investments, Inc.	19,105,869	573,176.07	Gibca Investments, Inc. is a Bahamian company created by Jalal Alghani.
Mohammed Y.I. Al-Akwa	10,300,000	1,069,000.00	Mohammed Y.I. Al-Akwa is a Yemeni citizen and brother-in-law of Jalal Alghani.
Adel Alzamir	10,476,083	4,386,974.08	Adel Alzamir is a Yemeni citizen, Jalal Alghani's cousin and President of AIG, Inc.
	------------	---------------
TOTALS	98,195,384	$ 13,732,033.22
	========	===========

The Company is pursuing Mr. Adair and Mr. Alghani directly through certain legal proceedings (See ITEM 3 - Legal Proceedings) and indirectly through cooperation with appropriate Federal agencies to seek restitution of these shares of Common Stock and the value they represent.

Shareholders Install Corporate Governance - At the Annual Shareholders Meeting held on August 5, 2002, the shareholders elected an entirely new Board of Directors (see ITEM 4 - Results of Proxy Contest). Since that time, the new Board of Directors terminated the employment of Mr. Adair and Mr. Alghani and has installed Richard G. Boyce as President and Chris A. Dittmar as Chief Financial Officer. This new executive management team is working to resolve the myriad legal and financial issues facing the Company at this time.

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

The Board of Directors passed a Corporate Resolution that reads, "Pursuant to and in accordance with Article 2.13 of the Texas Business Corporation Act of the State of Texas the Company does hereby certify that, pursuant to the authority conferred on the Board of Directors by the Articles of Incorporation of the Corporation, and pursuant and in accordance with Article 2.13 of the Texas Business Corporation Act of the State of Texas, said Board of Directors, pursuant to unanimous written consent dated December 9, 2002, duly adopted a resolution providing for the authorization and issuance of 5,000,000 shares of "Series A" Convertible Preferred Stock, $0.01 par value per share (the "Series A" Preferred Stock).

Each share of "Series A" Preferred Stock which is then outstanding shall at the sole election of the holder be converted into fully paid and non-assessable shares of Common Stock of the Corporation at a conversion rate of 1,000 shares of Common Stock for each share of "Series A" Preferred Stock. The holders of the issued and outstanding shares of Preferred Stock shall have the equivalent of 1,000 Common Stock votes for each share of "Series A" Preferred Stock.

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

SALES OF UNREGISTERED SECURITIES DURING 2002

During the year ended December 31, 2002, the following transactions were effected by the Company in reliance upon exemptions from registration under the Securities Act of 1933 as amended (the "Act") as provided in Section 4(2) thereof. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in nor did the Company pay any commissions or fees to any underwriter in connection with any of these transactions. None of the transactions involved a public offering.

The Company issued stock in lieu of cash in transactions summarized as follows for the year ended December 31, 2002. The Summary Compensation Table included as Item 10, "Executive Compensation", details the number of shares issued for compensation to each Company officer during the respective time period that they have been employed by the Company.

	December 31, 2002			December 31, 2001
Nature of Transaction	Common Stock	Preferred Stock	Amount	Common Stock	Amount
Director's Compensation			--
Employee's Salaries	5,553,594	--	447,667	10,745,060	$ 1,201,500
Other Costs and Expenses	558,086	--	477,923	6,447,344	278,254
	________	________	_______	_________	_________
	6,111,680	--	963,090	17,192,404	$ 1,479,754
	=======	=======	======	========	=========

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

In December 2002, new legal counsel was retained by the Company to prepare and argue the case at the Final Hearing before the Tribunal on January 22-23, 2003 in Paris. At the Final Hearing, on behalf of the Respondent, Mr. Boyce presented a witness statement and was examined by the Claimants as well as by the Tribunal. Additionally, witnesses from the Claimants also presented statements and were examined by the Respondent's legal counsel and the Tribunal. During the hearing, legal arguments were presented orally by legal counsel for both Claimant and Respondent.Final written submissions were presented to the Tribunal on March 28, 2003.

The Company received an unfavorable final judgment and notice of award, which the Company is reviewing to determine its next course of action. This unfavorable ruling may result in the Company losing an asset valued in the hundreds of million of dollars and having to pay $4,455,653 in unpaid cash calls, interest, actual damages, Court costs and Claimant's legal expenses.

Chimichagua Prospect, Colombia - Immediately following the election of a new Board of Directors for the Company on August 5, 2002, it was discovered that while under the sole financial management of Mr. Adair and Mr. Alghani, the previous Directors and Officers of the Corporation, the minimum capital required ($30,000) for the registration and incorporation of Adair Colombia Oil & Gas, S.A. had not been funded. Furthermore, none of the general and administrative expenses for the Company had been paid. Consequently, the Colombia government was in the process of revoking the Company's Chimichagua concession. As of the end of this reporting period, the Company's new management has commenced negotiations with the Colombia national oil company, Ecopetrol, S.A., to legalize the Company in Colombia and present a program of activities for the concession. Due to the difficult economics of commercializing this stranded gas reserve there is a substantial risk that the process of negotiation will not lead to a successful conclusion. There is also a substantial risk that financing will not be found to support this venture.

STATUS OF COMPANY UPON CHANGE OF MANAGEMENT

On August 5, 2002, Adair International Oil & Gas, Inc. (the "Company" or "AIGI") held its Annual Shareholders Meeting. At this meeting, the AIGI shareholders, who had previously been properly noticed and informed by opposing proxy statements distributed by the Company's management and the SCORE Group, Inc. ("SCORE Group"), voted to select a new Board of Directors for the Company's current calendar year. Upon announcement of the results of the balloting, by the Inspector of Election at approximately 5:00 pm local time, the SCORE Group Nominees were duly elected by the Company's shareholders to each serve as Directors for a term of one year. Elected to serve were Mr. Richard G. Boyce, Mr. John A. Brush and Mr. Charles R. Close.

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

The Company's new management then completed a complete physical inventory of the office. Once access was gained to the corporate computer network, it was determined that digital financial accounting records and key stock issuance records had been deleted from the network server and that the backup tapes had been confiscated by previous management. In addition, many physical files had been removed from the office. During the ensuing weeks, the Company's new management worked diligently to inform creditors and financial institutions of the Corporation's situation. Additionally, Company bank accounts and stock issuance authorizations have been secured.

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
  John W. Adair and Jalal Alghani wrongfully issued a total of 98,195,384 shares of Common Stock to individuals and entities valued at $13,732,033 with the Company receiving only $5,085,490. (Reference NOTE 12 to the consolidated financial statements.)
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

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

In 2002 versus 2001, revenues decreased from $807,695 to $2,286, a decrease of $805,409. Revenue from technical services fees decreased from $434,869 to zero in 2002 due to loss of operatorship of Block 20 in Yemen. Consulting fees decreased from $156,000 in 2001 to zero in 2002. This decrease is due to the Teayawa project being put on permanent hold by Calpine, which resulted in the loss of the associated monthly consulting fees to the Company. Other revenues decreased from $216,826 in 2001, to $2,286 in 2002, a decrease of $214,540. This decrease is primarily the result of a decrease in fees earned by the Company's now closed equipment sales division.

Costs and Expenses - Expenses increased from $5,029,023 during the fiscal period ended December 31, 2001 to $11,184,841 for the year ended December 31, 2002, an increase of $6,158,104. There were several reasons for this increase. General and Administrative Expense increased from $1,720,828 in 2001 to $2,454,944 in 2002. This increase of $734,116 is due primarily to legal bills incurred by previous managment. Salaries and wages paid in stock decreased from $1,201,500 for 2001 to $187,667 in 2002. This decrease of $1,013,833 is due to a decrease in personnel expense instituted by the Company's new management. Other Expenses Paid in Stock decreased from $278,254 in 2001 to $27,923 in 2002. This decrease of $250,331 is due to new management's efforts to reduce overhead wherever possible. Impairment Loss on Assets increased from zero in 2001 to $7,325,716 in 2002. This increase is due to recognition of impairment relating to Block 20 in Yemen of $2,747,508, Geophysical Data of $1,578,208, and Colombia of $3,000,000. Loss on Abandonment of Assets increased from zero in 2001 to $728,834 in 2002. This increase is due to Capitalized Lease Equipment returned to the lessors and furniture and equipment taken by Cameron Management for past due rent on the 3000 Richmond offices. Depreciation and depletion expense decreased from $146,106 in 2001 to zero in 2002. This decrease is due to the above abandonment of associated assets during 2002. Management's Estimated Loss on Improper Common Stock Sales increased from zero in 2000 to $1,729,138 in 2001 and then decreased to $382,478 in 2002. The sum of these two items, $2,111,616 is the market value of stock issued by the Company in the secondary market for which the Company did not receive any proceeds or services rendered during 2001 and 2002. Interest expense increased from $35,217 in 2001 to $101,276 in 2002. This increase of $66,059 is due primarily to interest on cash calls for Block 20 in Yemen left unpaid by previous management. Other Expenses increased from $78,980 in 2001 to $100,406 in 2002. This increase of $21,426 is due to various costs associated with the change in management.

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

ITEM 7. FINANCIAL STATEMENTS

The information required hereunder is included in this report as set forth on pages 42 - 65.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As reported on a Form 8-K/A dated April 10, 2003, on March 28, 2003 the Company appointed the accounting firm of Clyde Bailey, P.C. ("Bailey") as independent certifying accountant for fiscal 2002 to replace Malone & Bailey, PLLC. ("M&B") effective with such appointment. This action is a result of the Board's desire to insure shareholders of reliable and independent financial disclosure and as part of that strategy, to make a "clean break" from those optional relationships established by previous management. The Board believes that this action is consistent with the mandate received from the shareholders at the Company's last Annual Shareholders Meeting held on August 5, 2002, which resulted in the installation of an entirely new Board of Directors.

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

In 1998, under the auspices of his privately held company, Partners In Exploration, LLC ("PIE"), Mr. Boyce negotiated a Memorandum of Understanding ("MOU") relating to an exploration and production agreement with the Ministry of Oil and Mineral Resources in the Republic of Yemen on the highly competitive Blocks 20 and 42 located adjacent to major oil production. While looking for partners to join his efforts in Yemen, Mr. Boyce, responded to an AIGI press release in July 1999 that indicated that the Company had secured financing for exploration projects in Yemen. That contact resulted in PIE and AIGI signing a 50/50 joint venture agreement in July 1999, to pursue Yemen Block 20. This joint venture arrangement resulted in both companies signing a MOU with the Yemen Ministry of Oil in October 1999, which gave the companies an exclusive right to negotiate a Production Sharing Agreement ("PSA") for Yemen Block 20. Subsequently, Mr. Boyce merged his privately held company with Adair International Oil and Gas, Inc. and he became a substantial shareholder in the Company.

Prior to his involvement with the Company, Mr. Boyce began his career as a geophysicist for The Superior Oil Company ("Superior") with early training at the Geoscience Laboratory in Houston, Texas. In l980, Mr. Boyce transferred to Midland, Texas subsequently leaving Superior to work for both Conquest Exploration Inc. and Hunt Oil Company during his ten-year stay in the Permian Basin. In 1991, Mr. Boyce served as the Chief Geophysicist for Hunt Oil Company ("Hunt Oil") based in Dallas, Texas and in 1992 was appointed the Exploration Manager for the Yemen Hunt Oil Company ("Yemen Hunt"), the Operator of the Marib Production Sharing Area in Yemen which daily produces 140,000 barrels of oil. During this time he also served as the Exploration Vice President of the Hunt Oil subsidiaries, Ethiopia Hunt Oil and Jannah Hunt Oil. In addition to managing the daily exploration drilling operations and prospect generation activities, his responsibilities included the negotiation of international contracts, partner relationships, and representation of industry operating groups with foreign governments. Under Mr. Boyce's leadership of the Yemen-Jannah exploration program, several new fields were discovered, resulting in the addition of booked reserves of over 200 million barrels of oil. At Yemen Hunt, Mr. Boyce was responsible for the introduction of the first 3-D seismic program in the Marib Area, resulting in production increases of 50,000 barrels of oil per day. In l996, Mr. Boyce left Hunt Oil and started Partners In Exploration, LLC, an exploration consulting partnership that provided seismic and geological interpretation services for clients on a worldwide basis.

Mr. Boyce graduated from the Colorado School of Mines in l978 with a Bachelor of Science degree in Geophysical Engineering and currently maintains active membership in the American Association of Petroleum Geologists, the Society of Exploration Geophysicists and the Association of International Petroleum Negotiators professional organizations.

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

Chris A. Dittmar - Chief Financial Officer - Mr. Dittmar is currently serving as Chief Financial Officer and Corporate Secretary of Adair International Oil and Gas, Inc.Mr. Dittmar is the Chief Executive Officer of Alliance Energy Corporation. Alliance is a privately held corporation currently engaged in oil and gas exploration and production activities, and power development on an international basis.

Mr. Dittmar was the Chairman, President and CEO of Xavier Corporation from 1993-1997. Xavier was an independent exploration and production corporation principally engaged in the acquisition and development of natural resources in the Former Soviet Union ("FSU"). It entered into joint ventures and technical service agreements with Russian entities for the exclusive exploration, development, production, processing and marketing of oil and gas reserves in excess of two billion barrels. While with Xavier, Mr. Dittmar developed the corporate business plan and raised $100 million dollars of debt and equity financing for it's implementation. Mr. Dittmar also has extensive experience recruiting and managing senior management teams required to implement large-scale international operations.

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

(4) 2002 Salary paid in-kind with 100,000 shares of Preferred stock for Mr. Boyce and Mr. Dittmar, which represents amount for five months of employment beginning August 6, 2002 through December 31, 2002.

SCORE GROUP, INC. REIMBURSEMENT
SCORE Group, Inc. was reimbursed for its direct and indirect expenses for the proxy battle in the amount of $450,000.

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

Title of Class	Name and Address* of Beneficial Owner	Amount and Nature of Benefical Owner	Percent of Class
Common Stock	Richard G. Boyce - Director, President	2,503,752	1.8%
Common Stock	John A. Brush - Director	None	0.0%
Common Stock	Charles R. Close - Director	None	0.0%
Common Stock	Chris A. Dittmar - CFO	None	0.0%
Common Stock	John W. Adair - Stockholder	9,895,101	6.6%
Common Stock	Jalal Alghani - Stockholder	8,304,005	5.5%

* All Directors and the CFO address is 2425 Fountainview Drive, Suite 215, Houston, TX 77057.

All officers and directors of the Company as a group hold 2,503,752 shares, which represents 1.8% of the total outstanding shares of Common stock. As of the date of this report, the Company knows of no arrangement or understanding that will result in a change of control within the Company.

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
August 11, 2003

I, Chris A. Dittmar, certify that:

1. This report fully complies with the requirements of Section 13(a) or a5(d) of the Exchange Act;

and

2. the information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the issuer.

/s/ Chris A. Dittmar
Chief Financial Officer
August 11, 2003

The following table details the events reported in Fiscal 2002 by the Company on Form 8-K. Each filing is incorporated herein by reference.

Filing Date	Description
2-14-2002	Change in the Registrant's Certifying Accountant
5-22-2002	Change in Corporate By-Laws
8-16-2002	Notice of Change of Control

ITEM 14. CONTROLS AND PROCEDURES

As required by Rule 13a-15(b), Company's executive management, including the President and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, the President and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report. As required by Rule 13a-15(d), the Company's executive management, including the President and Chief Financial Officer, also conducted an evaluation of the Company's internal control over financial reporting to determine whether any changes occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there has been no such change during the period covered by this report.

SIGNATURES

In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 11, 2003.

ADAIR INTERNATIONAL OIL AND GAS, INC.

By: /s/ Richard G. Boyce
Richard G. Boyce
Director and President

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated:

/s/ Richard G. Boyce	/s/ John W. Brush	/s/ Charles R. Close
Director and President	Director	Director
August 11, 2003	August 11, 2003	August 11, 2003

/s/ Chris A. Dittmar
Chief Financial Officer
August 11, 2003

/s/ Larry Swift
Controller
August 11, 2003

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

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); andc) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: 08/11/03
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

Date: 08/11/03
/s/ Chris A. Dittmar
Chief Financial Officer

FINANCIAL STATEMENTS
(RE: PART II. ITEM 7)

ADAIR INTERNATIONAL OIL AND GAS, INC. AND SUBSIDIARIES
TABLE OF CONTENTS
DECEMBER 31, 2002 AND 2001

Description	Page
Independent Auditors' Report	41
Consolidated Balance Sheet	42
Consolidated Statements of Operations	44
Consolidated Statements of Changes in Shareholders' Equity	45
Consolidated Statements of Cash Flows	46
Notes to Financial Statements	48

INDEPENDENT AUDITORS' REPORT

YEAR ENDED DECEMBER 31, 2002

Board of Directors
Adair International Oil & Gas, Inc. and Subsidiaries
Houston, Texas

Report of Independent Public Accountant

We have audited the accompanying balance sheets of Adair International Oil & Gas, Inc. and Subsidiaries (Company) as of December 31 2002 and 2001 and the related statement of income and expenses, statement of changes in stockholders' equity, and the statement of cash flows for the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these statements based on our audit.

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

The accompanying financial statements have been restated based on Company records, in which we found a loss to the Company resulting from the wrongful issuance of Company shares for less than full market value. This loss is explained in NOTE 12 of the Notes to Financial Statements.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has limited operations currently and suffered recurring losses from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. This is further explained in the notes to financial statements.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31 2002 and 2001 and the results of its operations for the years then ended in conformity with accounting principles generally accepted in the United States.

Clyde Bailey, P.C.
Certified Public Accountant

San Antonio, Texas
March 23, 2003
Except for Note 13, 14, and
Restated Financial Statements
August 7, 2003

ADAIR INTERNATIONAL OIL & GAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
YEAR ENDED DECEMBER 31, 2002
(RESTATED)

	2002	2001
Assets
Current Assets
Cash and cash equivalents	251	5,103
Accounts receivable
	527,080	2,000,000
Other current assets
	25,000	25,000
Prepaid expenses
	1,628,215
Total current assets
	2,180,546	2,030,103

Investment - letter of credit deposit	867,094	855,786

Property and equipment
Oil and gas properties and equipment
	4,368,377	7,794,444
Furniture and equipment
	--	997,981

Less accumulated depreciation	--	(269,147)

Net property and equipment
	4,368,377	8,523,278

Other Assets:
Geophysical data and intellectual property
	--	1,578,208
Other		-
Total other assets
	--	1,578,208

Total Assets	$ 7,416,017	$ 12,987,375
	=========	=========
Liabilities and Shareholders' Equity

Current liabilities
Accounts payable
	2,592,494	522,256
Joint Venture cash calls payable
	2,321,441	--
Current portion of notes payable
	425,886	55,000
Current portion of capital leases
	--	203,429
Unearned revenue
	2,000,000	2,000,000
Accrued expenses
	64,262	--
Taxes payable
	160,501	80,539
	--------------	---------------
Current liabilities
	7,564,584	2,861,224

Non-current liabilities
Notes payable
	--	394,608
Non-current portion of capital leases
	--	-

Commitments and contingencies

Total liabilities	7,564,584	3,255,832

Shareholders' equity
Preferred Stock, $0.01 par value, 5,000,000 shares authorized, no share issued
	--	--
Common stock, w/o par, 150,000,000 shares authorized. 150,000,000 and 97,080,295 shares outstanding at December 31, 2002 and 2001 respectively
	33,228,461	31,812,922
Accumulated deficit	(33,377,029)	(22,081,379)
	-------------	-------------
Total shareholders' equity	(148,568)	9,731,543
	-------------	--------------
	$ 7,416,017	$ 12,987,375
	==========	==========

The accompanying notes are integral part of the consolidated financial statements.

ADAIR INTERNATIONAL OIL & GAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATION
YEAR ENDED DECEMBER 31, 2002 AND 2001
(RESTATED)

	2002	2001
Revenues
Development fees
		-
Technical services
		$ 434,869
Consulting fees
		156,000
Other revenue
	$ 2,286	216,826
	--------	----------------
	2,286	807,695

Costs and expenses
General and administrative
	2,454,944	1,720,828
Salaries and wages paid in stock
	187,667	1,201,500
Other expenses paid in stock
	27,923	278,254
Impairment loss on assets
	7,325,716	--
Loss on abandonment of assets
	728,834	--
Loss on improper Common stock sales
	382,478	1,729,138
Depreciation and depletion
	--	146,106
Interest expense
	101,276	35,217
Other expenses
	100,406	78,980
	------------	----------------
Total expenses	11,309,244	5,190,023

Net income (loss) from operations	(11,306,958)	(4,382,328)

Other income and expenses
Interest and other income
	11,308	10,439
	---------------	----------------
Net income (loss)	$ (11,295,650)	$ (4,371,889)
	===========	===========

Earnings per share
Net loss per share - basic and diluted	$ (0.08)	$ (0.05)
Weighted average shares outstanding	136,653,702	83,575,573

The accompanying notes are integral part of the consolidated financial statements.

ADAIR INTERNATIONAL OIL & GAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS'S EQUITY
YEAR ENDED DECEMBER 31, 2001 AND 2002
	(RESTATED)

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total
(As Reported)
December 31, 2000	68,391,460	$ 20,142,182	$ (11,174,565)	$ 8,967,617
Prior years shares issued for reduced value		6,534,925	(6,534,925)
(As Restated)
December 31, 2000	68,391,460	$ 26,677,109	$ (17,709,490)	$ 8,967,617
Issuances of shares
For cash
	11,496,431	1,926,923	--	1,926,923
For salaries
	10,745,060	1,201,500	--	1,201,500
Other obligations
	6,447,344	278,254	--	278,254
Shares issued for reduced value
		1,729,138	--	1,729,138
Net loss	--	--	$ (4,371,889)	$ (4,371,889)
	------------	-------------	---------------	------------
December 31, 2001	97,080,295	$ 31,812,922	$ (22,081,379)	$ 9,731,543

Issuances of shares
For cash
	33,109,591	$ 817,471		$ 817,471
For salaries
	5,553,594	187,667		187,667
Other obligations
	558,086	27,923		27,923
Shares issued for reduced value
	13,698,434	382,478		382,478
Net income (loss)			(11,295,650)	(11,295,650)

December 31, 2002	150,000,000	$ 33,228,461	$ (33,377,029)	$ (148,568)

The accompanying notes are integral part of the consolidated financial statements.

ADAIR INTERNATIONAL OIL & GAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2001 AND 2002
(RESTATED)

	2002	2001
Cash flows from operating activities
Net loss	$ (11,295,650)	$ (4,371,889)

Adjustments to reconcile net loss to net cash
provided by operating activities
Depreciation and depletion
		146,106
Issuance of stock for expenses
	215,590	1,479,754
Estimated loss on misappropriation of stock sale proceeds
	382,478	1,729,138
Impairment loss on assets
	7,325,716
Changes in working capital accounts

Accounts receivable
	1,472,920	(1,963,900)
Prepaid expenses
	(1,628,215)	--
Unearned revenue
		2,000,000
Accounts payable
	2,070,238	415,214
Taxes payable
	79,962	72,045
Increase in accrued expenses
	64,262	--
Current portion notes payable
	370,886	--
Other
		1,299
	----------------	---------------
Total adjustments	10,353,837	3,879,656

Net cash provided by (used in) operating activities	(941,813)	(492,233)

Cash flows from investing activities

Purchase of oil and gas property	--	(532,096)
Abandonment of assets	525,405	--
Purchase of pledged investment account	(11,308)	(855,786)
	----------------	----------------
Net cash used in investing activities
	$ 514,097	$ (2,096,619)

Cash flows from financing activities

Capital leases payable	--	187,229
Common shares issued for cash	817,471	1,926,923
Borrowings under note and credit agreements	(394,608)	449,608
	--------------	----------------
Net cash provided by financing activities
	422,864	2,563,760

	--------------	----------------
Net change in cash and cash equivalents
	(4,852)	(25,092)

Cash and cash equivalents
Beginning of the period
	5,103	30,195

	---------------	----------------
End of the period
	251	5,103
	------------------	----------------
Supplemental Cash Flow information
Interest paid
	--	--
Income taxes paid
	--	--
Stock issued for services
	215,590	1,479,754

The accompanying notes are integral part of the consolidated financial statements.

ADAIR INTERNATIONAL OIL AND GAS, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements December 31, 2002

NOTE 1 Summary of Significant Accounting Policies

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

Long-Lived Assets -- Statement of Financial Accounting Standards No. 121 "Accounting for Impairment of Long-Lived Assets to be "Disposed Of " requires, among other things, impairment loss of assets to be held and gains or losses from assets that are expected to be disposed of be included as a component of income from continuing operations before taxes on income.

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

Impairment of Long-Lived Assets -- The Company follows SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" for the fiscal year ended December 31, 2002. The Statement requires that an impairment loss be recognized when the carrying value of long lived assets (asset group) exceeds its fair value for long-lived assets, liabilities and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events of changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Under SFAS No 144, the Company considered long-lived assets consisting primarily of oil and gas leases and geophysical data. The assets not covered by SFAS 144 that are included in an asset group are adjusted in accordance with other applicable accounting standards prior to testing the asset group for recoverability. The recoverability of long-lived assets is evaluated at the operating unit level by an analysis of operating results and consideration of other significant events or changes in the business environment. If an operating unit has indications of impairment, such as current operating losses, the Company will evaluate whether impairment exists on the basis of undiscounted expected future cash flows from operations before interest for the remaining amortization period. If impairment exists, the carrying amount of the long-lived assets is reduced to its estimated fair value.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business". The Company was required to adopt SFAS 144 in the first quarter of 2002 and the Company does not expect the adoption of SFAS 144 to have a material effect on the Company's financial statements. The asset groups not covered by SFAS 144 that are included in an asset group are adjusted in accordance with other applicable accounting standards prior to testing the asset group for recoverability. The Company has categorized all of its long-lived assets as being held and used and not to be sold. During the year ended December 31, 2002, the Company recognized an impairment loss of $7,325,716 relating to the following assets:

	Yemen	Geophysical	Colombia	Total
Oil and Gas Properties	$ 1,394,444	--	$ 3,000,000	$ 4,394,444
Geophysical data and other property	3,400,000	$ 1,578,208	--	4,978,208
Capitalized Costs (Cash Calls)	2,321,441	--	--	2,321,441
Less accumulated depletion and depreciation	--	--	--	--
Less impairment loss	(2,747,508)	(1,578,208)	(3,000,000)	(7,325,716)

Total	$ 4,368,377	--	--	$ 4,368,377

Recent Accounting Pronouncements -- In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company does not expect that there will be a material impact from the adoption of SFAS No. 143 on its financial position, results of operations, or cash flows.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of", and the accounting and reporting provisions of Accounting Principles Board Statement ("APB") 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. The Company is required to adopt SFAS No. 144 on October 1, 2002. The Company does not expect that the adoption of SFAS No. 144 will have a material effect on its financial position, results of operations or cash flows.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 requires the classification of gains and losses from extinguishments of debt as extraordinary items only if they meet certain criteria for such classification in APB No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions". Any gain or loss on extinguishments of debt classified as an extraordinary item in prior periods that does not meet the criteria must be reclassified to other income or expense. These provisions are effective for fiscal years beginning after May 15, 2002. Additionally, SFAS No. 145 requires sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. These lease provisions are effective for transactions occurring after May 15, 2002. The Company does not expect the adoption of SFAS No. 145 to have a material effect on its financial position, results of operations or cash flows.

In July 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 replaces Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have a material effect on its financial position, results of operations or cash flows.

NOTE 2 - Oil & Gas Operations

Colombia - At December 31, 2001, the Company's Chimichagua gas field contained proven non-producing gas reserves as described in the Note titled, "Supplemental Oil and Gas Disclosures" and filed with the SEC on Form 10K/SB of that year. This prospect has a cost basis of $3,000,000 and was purchased in fiscal 1997 by issuing 6,000,000 common shares valued at $0.50 per share.

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

Since the Company has not started any development of this property and considering the political climate in Columbia, an impairment loss in the amount of $3,000,000 has been recognized for this asset during the year ended December 31, 2002.

Yemen - The Company's interest in the Republic of Yemen consists of a 30% working interest in Sabatain Block 20. The project is exploratory in nature with no proved reserves or production established. Adair Yemen was designated as the original exploration operator for the contractor group. In the event of a commercial discovery, existing pipelines and production infrastructure are planned to be utilized to allow for early production exports and timely cash flow. The project has assessed the company for "cash calls" in the amount of $2,321,441, which were due as of December 31, 2002. As of the balance sheet date, the Company was being litigated for alleged default of the joint operating agreement.

NOTE 3 - Industrial Free Trade Zone (IFTZ), Republic of Congo

The Company signed a $5 million contract with the Republic of Congo in 2001 to develop an Industrial Free Trade Zone ("IFTZ"). The development of the IFTZ would be fueled by utilizing "associated" natural gas that is currently being flared offshore of the Republic of Congo. The natural gas could be converted to electrical power, which is the first step to industrial development. West African countries desperately need industrial products to support economic development. Most have been importing these products from Europe and the United States. It is envisioned that many of these products, including cement, fertilizers, plastics, manufactured steel and wood products and other industrial products could be produced in the IFTZ.

Republic of Congo

The Industrial Free Trade Zone contract for $5 million USD provided for initial funding of $2 million USD to conduct a feasibility study of gas utilization for the IFTZ. An additional amount payable under the contract, of up to $3 million USD is scheduled to be received by the Company upon the signed commitment of each new industrial partner that commits to develop an industrial sector in the IFTZ. Payments are made to the Company by the Republic of Congo at the rate of $500,000 per industrial sector commitment. The contract was signed by President Denis Sassou-Nguesso of the Republic of Congo and confirmed by the U.S. Ambassador to the Congo. During 2002, the Company received initial funding in the amount of $1,472,920 and entered into a contract with a consulting services company to provide the technical and administrative employees and equipment necessary to perform the aforementioned study for a turnkey lump sum amount of $1,750,000. The Company has paid the company an amount of $1,492,920 to date. Since the contract with the Republic of Congo was not started in 2002, the contract and the initial payment have been placed in Prepaid Expenses and Deferred Revenue.

NOTE 4 Non-monetary Stock Transactions

Included in the Company's consolidated statement of operations for the periods ended December 31, 2002 were expenses that were paid with Company stock. The Company issued stock in lieu of cash in transactions summarized as follows for the year ended December 31, 2001 and 2002.

	December 31, 2002		December 31, 2001
	Shares Issued	Value	Shares Issued	Value
For Salaries	5,553,594	$ 187,667	10,745,060	$ 1,201,500
Other Company Obligations	558,086	27,923	6,447,340	278,254
	_________	_________	_________	_________
	6,111,680	$ 215,590	17,192,400	$ 1,479,754
	========	========	========	========

NOTE 5 Revenues

The Company received royalty income in the amount of $2,286 during the year.

NOTE 6 Common Stock

During 2002, the Company issued 6,111,680 common shares for salaries, consulting fees and commission and other services that were valued at $215,590.

During 2002, the Company's previous management wrongfully issued for less than full market value a total of 39,605,869 shares of common stock, resulting in a loss to the Company calculated to be $382,478, which has been recorded.

During 2001, the Company issued 17,192,404 common shares for salaries, consulting fees and commission and other services. The common shares were issued as follows:

- The Company issued 1,818,518 common shares to its CEO in lieu of his 2001salary of $240,000.

- During 2001, the Company issued 1,191,159 common shares to its CEO as compensation for the CEO providing free trading shares to be sold in the secondary market in a scheme to raise cash for the Company.

- The Company issued 2,000,000 shares valued at $100,000 to its CEO for his personal guarantee of Company obligations.

- The Company issued 1,818,518 common shares to its CFO in lieu of his 2001 salary of $240,000.

- During 2001, the Company issued 687,500 common shares to its CFO as compensation for the CFO providing free trading shares to be sold in the secondary market in a scheme to raise cash for the Company.

- The Company issued 2,000,000 shares valued at $100,000 to its CFO for his personal guarantee of Company obligations.

- The Company issued 932,824 common shares to other former employees in lieu of their salaries of $160,000.

During 2001, the Company's previous management reported issuing 11,496,431 shares of common stock for cash in the amount of $1,926,923. However, during 2001, the Company's previous management wrongfully issued the Company's stock for less than full market value. A total of 25,519,551 shares of common stock were issued in this manner resulting in a loss to the Company calculated to be $1,729,138, which has been recorded.

At December 31, 2001, the Company's previous management had 2,957,768 shares of common stock in its possession that it had ordered its transfer agent to issue, but for which the Company had received no compensation. The Company's previous management did not include these shares as issued in its financial statements.

The Company's current management has prepared an analysis of the Company's previous management's prior year common stock issuances of common stock for the years of 1998, 1999, and 2000 and has determined that the Company's previous management wrongfully issued the Company's stock for less than full market value. A total of 33,069,964 shares were issued in this manner resulting in a loss to the Company calculated to be $6,534,926, which has been recorded.

The Board of Directors passed a Corporate Resolution that reads, "Pursuant to and in accordance with Article 2.13 of the Texas Business Corporation Act of the State of Texas the Company does hereby certify that, pursuant to the authority conferred on the Board of Directors by the Articles of Incorporation of the Corporation, and pursuant and in accordance with Article 2.13 of the Texas Business Corporation Act of the State of Texas, said Board of Directors, pursuant to unanimous written consent dated December 9, 2002, duly adopted a resolution providing for the authorization and issuance of 5,000,000 shares of "Series A" Convertible Preferred Stock, $0.01 par value per share (the "Series A" Preferred Stock). As of December 31, 2002, there were no shares issues.

Each share of "Series A" Preferred Stock which is then outstanding shall at the sole election of the holder be converted into fully paid and non-assessable shares of Common Stock of the Corporation at a conversion rate of 1,000 shares of Common Stock for each share of "Series A" Preferred Stock. The holders of the issued and outstanding shares of Preferred Stock shall have the equivalent of 1,000 Common Stock votes for each share of "Series A" Preferred Stock.

NOTE 7 Commitments and Contingencies

Exploration of Block 20 in the Republic of Yemen

On April 3, 2000, Adair Yemen Exploration Limited (Adair Yemen), a wholly owned subsidiary of the Company, together with Saba Yemen Oil Company Limited (Saba), Occidental Yemen Sabatain, Inc. (Occidental), The Yemen Company For Investment In Oil and Minerals (YICOM), and the Ministry of Oil and Mineral Resources (MOMR), entered into a Production Sharing Agreement (PSA) in the Sabatain Area, Block 20, in the Marib-Shabwa Governates, Republic of Yemen. On September 2, 2000, the President of Yemen signed decree number 21, which passes into law the Production Sharing Agreement for Block 20. This decree establishes the effective date for the Participation Agreement among Adair Yemen, Saba, and Occidental (the Parties).

The Participation Agreement was signed by the Parties on March 31, 2000. The agreement provides for the general financial arrangements among the parties with regard to the PSA and other joint management and operating agreements. The basic financial provisions of all the agreements are discussed below. The PSA provides for a signature bonus in the amount of $400,000, which was secured by an irrevocable letter of credit to the MOMR and to be drawn on the effective date. The Parties affected the letter of credit on May 3, 2000, through the Yemen Commercial Bank. The Company's obligation in the amount of $120,000 was secured by the personal guarantees of John W. Adair and Jalal Alghani. The PSA further provides for the annual payment of a training, institutional, and social bonus to be paid annually over the six year exploration period: the first being payable on the effective date. The PSA requires a basic work program in the amount of $8,300,000 to be secured by an irrevocable letter of credit with the MOMR within 30 days of the effective date.

The Parties are to provide for the instrument in proportion to their respective interests (Occidental 50%, Adair Yemen 30%, and Saba 20%) except for the first $4,000,000 cost of 3D seismic, which is to be paid by Occidental. The Company's previous management failed to timely arrange for an acceptable letter of credit resulting in the Company defaulting on its obligation.

Under the PSA, revenues derived from the commercial development of the project are in the form of royalties on a sliding percentage scale of from 3% on production under 25,000 barrels per day to 10% on production over 100,000 barrels per day. The royalties are further defined as "Cost Oil" and "Share Oil." Cost oil is up to 50% of the royalty to reimburse exploration, development, operating costs, pipeline tariffs, and general and administrative expense to the Parties. Share oil is payable to the Parties on a sliding scale of from 37% on production under 12,500 barrels per day to 18% on production over 100,000 barrels per day. The share oil is subject to a carried interest to YICOM of 5% born by the Parties in proportion to their interest. Adair Yemen, therefore, has a net revenue interest ("NRI") of 28.5% under the PSA.

Under the terms of the Participation Agreement signed by the Parties, Adair Yemen received a payment of $750,000 from Occidental, which is to be paid back to Occidental plus $250,000 out of production when and if production occurs. Under the terms of the joint operating and management agreements among the Parties, Adair Yemen is to be the operator in the exploration phase. As such, Adair Yemen is to receive a general and administrative fee based on a percentage of the total work program expenditures on an annual basis. The annual percentages and amounts are 4% on the first $5,000,000, 2% on the second $5,000,000, and 1% of annual amounts in excess of $10,000,000.

Adair Exploration, Inc. was to provide technical services to the Parties as part of the work program while Adair Yemen was operator. This phase of the program was projected to last a period of 18 to 24 months, until a declaration of commerciality for Block 20 was announced, at which time, Occidental would become the operator.

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

Occidental Yemen Sabtain, Inc. and Saba Yemen Oil Company Ltd. v. Adair Yemen Exploration, Ltd. - Adair Yemen Exploration, Ltd. is a wholly owned subsidiary of the Company. It was named as the Respondent in the matter of Occidental Yemen Sabatain, Inc. ("Occidental") and Saba Yemen Oil Company Ltd. ("Saba") v. Adair Yemen Exploration, Ltd. ("Adair Yemen") in a Request for Arbitration filed with the International Chamber of Commerce in Paris, France on July 10, 2001. The Claimants, Occidental and Saba assert that Adair Yemen breached various agreements to which Occidental, Saba and Adair Yemen are parties and are requesting that Adair Yemen forfeit and reassign its 30% working interest in the project to Occidental and Saba. Immediately following the election of a new Board of Directors for the Company on August 5, 2002, it was discovered that the legal counsel representing the Company in this proceeding (both in Houston and in Paris, France) had resigned from the case due to non-payment of fees. After being able to review the facts surrounding the case and the arguments presented previously on behalf of the Company, the Company's new management decided to change the course of the legal argument. On September 15, 2002, the Company submitted a legal brief to the Arbitration Tribunal outlining a legal position based in equity. In December 2002, new legal counsel was retained by the Company to prepare and argue the case at the Final Hearing before the Tribunal on January 22-23, 2003 in Paris. At the Final Hearing, on behalf of the Respondent, Mr. Richard G. Boyce presented a witness statement and was examined by the Claimants as well as by the Tribunal. Additionally, witnesses from the Claimants also presented statements and were examined by the Respondent's legal counsel and the Tribunal. During the hearing, legal arguments were presented orally by legal counsel for both Claimant and Respondent. Final written submissions were presented to the Tribunal on March 28, 2003.

The Company received an unfavorable final judgment and notice of award, which the Company is reviewing to determine its next course of action. This unfavorable ruling may result in the Company losing an asset valued in the hundreds of million of dollars and having to pay $4,455,653 in unpaid cash calls, interest, actual damages, Court costs and Claimant's legal expenses.

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

Adair International Oil & Gas, Inc. vs. John W. Adair, Jalal Alghani and Vivian Quintero vs. Adair International Oil & Gas, Inc., etal - Cause No. 2001-63909, 55th District Court, Harris County, Texas. The Company's claims in the suit against John W. Adair ("Adair"), Jalal Alghani ("Alghani") and Vivian Quintero ("Quintero") involve allegations of fraud, conspiracy and breach of fiduciary duties owed to the Company by Mr. Adair and Mr. Alghani while they were officers and directors of the Company prior to their removal from the AIGI Board of Directors at the Company's annual shareholders meeting on August 5, 2002. The Company's claims in the suit against Ms. Quintero involve allegations of fraud, conspiracy and breach of fiduciary duties while she was the Company's office manager and personal assistant to Adair when he was Chairman of the AIGI Board of Directors.

After the Company's claims were filed in the suit, Mr. Adair, Mr. Alghani and Ms. Quintero filed "counter claims" against the Company alleging standing to sue as shareholders of the Company. Their allegations against the Company and a long list of others include the following counts; "fraud, breaches of fiduciary duties, conspiracy to breach fiduciary duties, defamation, conspiracy to commit defamation, proxy fraud, conspiracy to commit proxy fraud, tortuous interference, usurpation of corporate opportunities, vicarious liability/vice principal, unspecified actual and exemplary damages." These counter claims were filed against the Company on November 9, 2002. The Company has vigorously denied and is defending these allegations.

Mr. Adair, Mr. Alghani and Ms. Quintero have also filed the above described "counter claims" against Richard G. Boyce, Larry Swift, Gene Ackerman, David Crandall, Chris Dittmar, John A. Brush, Charles R. Close, and Shareholders Committed to Restoring Equity Group, Inc. ("SCORE"). The Company's Board of Directors has determined that it is in the best interest of the Company to assume the defense of and to indemnify these individuals and SCORE.

On July 11, 2003, the Court ordered the Company's motion for summary judgment be granted as to all claims in Defendant's / Counter Plaintiff's second amended petition, including the claim of conspiracy to commit defamation, with the exception of the common law defamation claim against the Company and Mr. Boyce.

Although some discovery in this case was secured before the change of control of the Company occurred as a result of the Annual Shareholders Meeting on August 5, 2002, there has been no further formal discovery to date other than the Company and Mr. Boyce's responses to requested discovery. The Company will continue to vigorously pursue this complex case.

Briar Patch Partners, Ltd. v. Adair International Oil & Gas, Inc., Adair Exploration, Inc., Partners In Exploration, Inc., Partners In Exploration, L.L.C., and Richard G. Boyce. - The Company was named as the defendant in the matter of Briar Patch Partners, Ltd. v. Adair International Oil & Gas, Inc., Cause No. 01-06351, 95th Judicial District Court in Dallas County, Texas. Briar Patch Partners, the landlord holding the lease on the property in Dallas, Texas where Adair Exploration, Inc., "the lessee", formerly maintained an office, filed a lawsuit against the Company regarding the failure of the lessee to pay the rent as well as other related claims. On February 10, 2003 an Agreed Judgment was signed by all Parties in the total amount of $235,306.15 against the Defendants. This total amount included the principal amount remaining on the lease, plaintiff's attorney's fees and court costs. Additionally on February 10, 2003, all parties signed a Settlement Agreement, which outlines the terms of settlement and payment schedule. The Plaintiff has filed these documents with the Court.

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

3000 Richmond Limited Partnership v. Superior Geophysical, Inc. - Adair International Oil & Gas, Inc., Superior Geophysical, Inc. ("Superior") John W. Adair, Jalal Alghani, Bill Wiseman, and Gary Tolar, Cause No. 2002-15641, in the 333rd Judicial District Court in Harris County, Texas were sued by Superior's landlord, 3000 Richmond Limited Partnership, as co-tenants for breach of the lease agreement and for back rent owed on Superior's leasehold. Subsequently, the Company has signed a Settlement Agreement with 3000 Richmond Limited Partnership, which outlines terms of payment acceptable to all parties.

Declaratory Judgment, Pace Global Energy Services, LLC v. Adair International Oil & Gas, Inc. - On December 26, 2001, John W. Adair signed a confessed promissory note in the amount of $281,458.21 stating that the Company owed that amount to Pace Global Energy Services, LLC ("Pace") in payment for certain consulting services related to the Teawaya Energy project and/or other power projects in the U.S. As a result of non-payment by the Company on that promissory note, in February 2002, Pace sued Adair International Oil & Gas, Inc. in Federal District Court in the Eastern District of Virginia (Cause No. 02-133-A) for unpaid consulting service expenses. On September 9, 2002 Pace received a declaratory judgment against the Company in the amount of $281,485.21 payable with interest at nine (9%) per annum until paid plus all attorney's fees and other costs actually incurred for the collection of the judgment. Subsequently, the Company has signed a Settlement Agreement with Pace which outlines terms of payment acceptable to all parties.

The Company is a party to various claims and litigation. Although no assurances can be given, the Company believes, based on its experience to date, that the ultimate resolution of such items, individually or in the aggregate, will not have a material adverse impact on the Company's financial position or results of operations.

Unrecorded Notes and Liabilities

Payee	Date	Amount	Type
John W. Adair	07/30/2002	$ 133,517	Promissory Note
Jalal Alghani	07/30/2002	188,395	Promissory Note
Vivian Quintero	07.30/2002	33,800	Salary
Bryan Yarnell	07/30/2002	7,500	Legal Services
Dr. John Eftekhar	07/30/2003	10,000	Salary
Emmuanuel Okoro	01/17/2002	90,000	Salary & Bonus
Dr. Ike Igbo	01/17/2002	78,000	Salary & Bonus
Total		$ 541,212

The Company's current management has elected not to recognize these claims. Included in the claims are a total of 18,779,738 shares of common stock that were approved by the Company's previous Board that were not issued.

Lease Commitments

Historically the Company has leased property and equipment under various operating leases. Aggregate minimum lease payments under existing non-capitalized long-term leases are estimated to be $220,867, $221,331, $200,031, and $127,075 for the years 2003 - 2006, respectively. During 2002, the Company's new management canceled the leases and the Company is pursuing a settlement of any future claims resulting from these leases.

Concentrations

The Company maintains a cash balance at a financial institution. At certain times, the company's cash balances exceed the federally insured amounts. The Company has not experienced losses relating to its cash.

NOTE 8 - Supplemental Oil and Gas Information (Unaudited)

Costs Incurred and Capitalized Costs in Oil and Gas Producing Activities are as follows:

	Yemen	Geophysical	Colombia	Total
Oil and Gas Properties	$ 1,394,444	--	$ 3,000,000	$ 4,394,444
Geophysical data and other property	3,400,000	$ 1,578,208	--	4,978,208
Capitalized Costs (Cash Calls)	2,321,441	--	--	2,321,441
Less accumulated depletion and depreciation	--	--	--	--
Less impairment loss	(2,747,508)	(1,578,208)	(3,000,000)	(7,325,716)

Total	$ 4,368,377	--	--	$ 4,368,377

Since there is doubt about any future production to be derived from these properties, the normal disclosures included in this note are not being included.

NOTE 9 - Going Concern

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, and is in default of its office leases, which raises substantial doubt about its ability to continue as a going concern. Also, the Company's previous management issued all of the Company's authorized and available common stock; consequently the Company is currently not able to raise capital by issuing shares to fund operations.

NOTE 10 - Income Taxes

Presented below are the differences between the effective rates presented for financial statement purposes and the amounts which would be determined by applying the statutory federal rates to earnings before provision for federal income taxes for the year ended December 31, 2002 and seven months ended December 31, 2001,

Year ended December 31,
	2002	2001
Federal income tax at statutory rate	$ (1,396,781)	$ (660,535)
Valuation tax expense	1,396,781	660,535
	__________	_________
	$ --	$ --
	=========	========
The sources of deferred tas assets are as follows	Year ended December 31,
	2002	2001
Effect of net operating losses	$ 2,678,997	$ 1,942,751
Valuation allowance	(2,678,997)	(1,942,751)
	_________	__________
	$ --	$ --
	========	=========

Deferred tax assets result from net operating losses in 1998 and forward. Net operating losses incurred in 1997 and prior no longer exist because of a greater than 50% ownership change in 1997. Unused net operating losses may be carried forward for 20 years from the year incurred and affect future income. Because of the uncertainty of realization, the Company's management established a valuation allowance equal to the deferred tax asset.

NOTE 11 - Notes Payable

The Company is currently in default of several notes payable in the amount of $425,886 as of December 31, 2002. The Company is currently exploring its options to work out a settlement with these debtors.

NOTE 12 - SAS No. 99 Alleged Management Fraud

The Company had a change of directors of the Company's Board on August 5, 2002 at 5:00 pm. Subsequent to this change of directors, the new management in its review of corporate documents and the issuance of the Company's stock, identified the wrongful issuance of Company shares by the Company's previous management for less than full market value during the period July 1997 to August 2002. The Company's loss due to the wrongful issuance of Company shares for less than full market value during this period was calculated to be approximately $8,646,542.

In the application of SAS No. 99, the initial tests to determine that fraud might be likely are:

(1) Management operating under pressure.

(2) An absence of controls and management has the ability to override internal controls.

(3) An attitude on the part of management to rationalize and allow for the commission of a dishonest act.

It was determined that all of these conditions were present during the year ending December 31, 2002 while the Company was under prior management.

Adair International Oil & Gas, Inc.
Schedule of Certain Shares Issued FMV Reconciled to Deposits
Period - 1998 through 2002

Year	Shares	FMV	Deposits	Misappropriated Stock Proceeds
1998	14,801,600	$ 2,851,346.50	$ 1,047,117.09	$ (1,804,229.41)
1999	12,726,256	1,200,382.61	609,556.33	(590,826.28)
2000	5,542,108	4,644,102.52	504,232.06	(4,139,870.46)
2001	25,519,551	3,798,025.52	2,068,887.41	(1,729,138.11)
2002	39,605,869	1,238,176.07	855,697.99	(382,478.09)
	_________	____________	____________	____________
Totals	98,195,384	$ 13,732,033.22	$ 5,085,490.88	$ (8,646,542.34)
	========	===========	==========	===========

NOTE 13 - Subsequent Events

Block 20 - Republic of Yemen

Adair Yemen Exploration Limited, ("AYEL") a wholly owned subsidiary of Adair International Oil and Gas, Inc. ("AIGI" and/or "Company") was notified by the ICC International Court of Arbitration that the Final Award in the matter brought before the Tribunal (ICC Arbitration No. 11663/ESR/MS) by Occidental Yemen Sabatain, Inc. and Saba Yemen Oil Company Limited ("Claimants") v. Adair Yemen Exploration Limited ("Respondent") has been decided in favor of the Claimants.
The Final Award requires AYEL to assign all of it rights concerning it's 30% Working Interest in the Yemen Block 20 Production Sharing Agreement to Occidental Yemen Sabatain, Inc. Additionally the Award directs AYEL to pay Claimants the following amounts:

Category	Amount USD
Unpaid Cash Calls	$2,841,108
Accrued Interest on Unpaid Cash Calls*	$ 78,445
Damages	$ 111,255
Court Costs	$ 250,000
Claimants Legal Expenses	$1,174,845
_________
Total	$4,455,653

*Respondent is ordered to pay interest at a rate of 3.338%, compounded monthly, from 16 March 2003 to the date of payment by it to the Claimants.

NOTE 14 - Restatement

Subsequent to the first issuance of the Company's December 31, 2002 financial statements, the Company's current management determined that it was required to restate the Company's December 31, 2001 and 2002 financial statements and related disclosures due to the discovery of improper valuation of stock issued for the years from 1998 to 2002. The Company's current management has prepared an analysis of prior year common stock issuances for the years of 1998 to 2002, which revealed that the Company's previous management wrongfully issued the Company's for less than full market value. A total of 98,195,384 shares were issued in this manner resulting in a loss to the Company calculated to be $8,646,542, which has been recorded in the restated financial statements.

A summary of the significant effects of the restatement is as follows:

December 31, 2001:

	As Previously Reported	As Restated
Common Stock	$ 23,548,859	$ 31,651,922
Prior Years
Management's estimated loss on misappropriated stock sale proceeds	--	6,534,926
Management's estimated loss on misappropriated stock sale proceeds	--	1,729,138
Income (Loss) from Operations	($ 2,653,190)	($ 4,382,328)
Net Income	($ 2,642,751)	($ 4,371,889)