Form 10-Q
period 2003-06-30
ADAIR INTERNATIONAL OIL & GAS INC
filed 2003-08-19
CIK 355300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 2003.

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
Common Stock, no par value

The aggregate market value of common stock held by non-affiliates of the registrant at June 30, 2003, based upon the last closing price on the OTCBB on June 30, 2003, was $1,500,000. As of June 30, 2003, there were 150,000,000 shares of Common stock and 1,571,282 shares of Preferred stock outstanding. The total number of Common shares authorized for the Corporation is 150,000,000. The total number of Preferred shares authorized for the Corporation is 5,000,000.
Transitional Small Business Disclosure Format: [ ] Yes [X] No

ADAIR INTERNATIONAL OIL AND GAS, INC.
AND SUBSIDIARIES

TABLE OF CONTENTS
JUNE 30, 2003

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements.

Consolidated Balance Sheets - June 30, 2003 (Unaudited) and December 31, 2002 (Restated)
2

Consolidated Statements of Operations (Unaudited) - Three and Six Months Ended June 30, 2003 and 2002
3

Consolidated Statements of Cash Flows (Unaudited) - Six Months Ended June 30, 2003 and 2002
4

Notes to Consolidated Financial Statements (Unaudited)
5 - 10

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
11 - 14
ITEM 3. Controls and Procedures
14
PART II - OTHER INFORMATION
ITEM 1 through ITEM 6
15 - 18

CERTIFICATIONS & SIGNATURES	19 - 21

PART I - FINANCIAL INFORMATION

Adair International Oil & Gas, Inc. and Subsidiaries
Consolidated Balance Sheets
June 30, 2003 Compared to December 31, 2002

	06/30/2003	12/31/2002
ASSETS (Unaudited)		RESTATED
Current Assets
Cash and Cash Equivalents
	$ 48	$ 251
Accounts Receivable
	527,080	527,080
Other Current Assets
	25,000	25,000
Prepaid Expenses
	1,648,285	1,628,215
Total Current Assets	2,200,413	2,180,546
Investments
Letter of Credit Deposit
	870,466	867,094
Property and Equipment
Oil and Gas Properties and Equipment
	-	4,368,377
Furniture and Equipment
	-	-
Total Property and Equipment	-	4,368,377
Less Accumulated Depreciation
	-	-
Net Property and Equipment	-	4,368,377
Total Assets	$3,070,879	$7,416,017

LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities
Accounts Payable
	$ 2,071,681	$ 2,592,494
Joint Venture Cash Calls Payable
	-	2,321,441
Yemen Block 20 Judgment
	4,455,653	-
Current Portion of Notes Payable
	425,886	425,886
Current Portion of Capital Leases
	-	-
Unearned Revenue
	2,000,000	2,000,000
Accrued Expenses
	460,281	64,262
Taxes Payable
	160,501	160,501
Total Current Liabilities	9,574,002	7,564,584
Shareholders Equity
Common Stock No Par Value: 150,000,000 shares authorized

150,000,000 shares outstanding at June 30, 2003
	33,228,461	33,228,461
Preferred Stock: 5,000,000 shares authorized,

1,571,282 shares outstanding at June 30, 2003
	1,571,282	-
Accumulated Deficit
	(41,302,866)	(33,377,029)
Total Shareholder's Equity	(6,503,123)	(148,568)
Total Liablilities and Shareholder's Equity	$ 3,070,879	$ 7,416,017

See accompanying notes to consolidated financial statements.

Adair International Oil & Gas, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2003 and 2002.
(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ending	Ending	Ending	Ending
	06/30/2003	06/30/2002	06/30/2003	06/30/2002
Revenues
Oil & Gas Royalties
		-	$ 499	-
Technical Services
		-	-	-
Consulting Fees and Other
	$ 20,000	-	40,000	-
Administrative and Other Fees
		-	-	-
Total Revenues	20,000	-	40,499	-

Costs and Expenses
General and Administrative
	44,296	$ 440,409	91,631	$ 793,845
Salaries and Wages Paid in Stock
	22,500	-	45,000	187,667
Other Expenses Paid in Stock
		-	-	27,923
Yemen Block 20 Judgment (Exp Portion)
	2,134,212	-	2,134,212
Impairment Loss on Assets
	4,368,377	-	4,368,377
Depreciation and Depletion
		40,000	-	80,000
Interest Expense
	369,080	4,218	396,019	12,610
Other
		-	-	-
Total Costs and Expenses	6,919,004	484,627	6,990,239	1,102,045
Other Income and Expenses
Interest and Other Income
	1,536	2,977	3,372	11,059
Other Expense (Preferred Shares Issued)
	(956,969)	-	(934,469)	-
Net Income (Loss)	$ (7,869,437)	$ (481,650)	$ (7,925,837)	$ (1,090,985)
Net Loss Per Common Share:
Basic and Diluted
	$ (0.05)	$ (0.0032)	$ (0.05)	$ (0.01)

See accompanying notes to consolidated financial statements.

Adair International Oil & Gas, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2003 and 2002
(Unaudited)

Cash Fows from Operating Activity	06/30/2003	06/30/2002
Net Income (Loss)	$ (7,925,837)	$ (1,090,985)
Adjustments to Reconcile Net Loss to Net Cash
Depreciation and Depletion
	-	80,000
Issuance of Stock for Salaries

Issuance of Stock for Expenses
	1,488,782	215,590
Impairment Loss on Assets
	4,368,377	-
Yemen Block 20 Judgment
	4,455,653
Changes in Working Capital Accounts	82,500
Decrease in Accounts Receivable
	-
Prepaid Expenses
	(20,070)
Decrease in Current Portion of Capitalized Leases
	-
Accounts Payable
	(520,813)	77,707
Joint Venture Cash Calls
	(2,321,441)
Accrued Expenses
	396,018
Taxes Payable
	-	106,616
Other
	-	(173,157)
Total Adjustments	7,929,006	306,756
Net Cash Provided (Used) by Operating Account
	3,169	(784,229)

Cash Flows Used in Investing Activities
Investment in Oil and Gas Properties
	-
Purchase of Furniture and Equipment
	-	-
Net Cas Provided (Used) by Investing Activities
	-	-
Cash Flows from Financing Activities
Pledged Investment Account
	(3,372)	-
Common Shares Issued for Cash
	-	776,462
Accelerated Leases
	-	-
Borrowings under Note and Credit Agreement
	-	(17,397)
Net Cash Used by Financing Activities	(3,372)	759,065
Net Change in Cash and Cash Equivalents	(203)	(25,164)
Cash and Cash Equivalents
Beginning of the Period
	(251)	12,960
End of the Period
	48	(12,204)

See accompanying notes to consolidated financial statements.

ADAIR INTERNATIONAL OIL AND GAS, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements June 30, 2003

NOTE 1 Summary of Significant Accounting Policies

Basis of Presentation -- Adair International Oil and Gas, Inc., ("the Company") was incorporated under the laws of the state of Texas on November 7, 1980. The consolidated financial statements include the accounts of Adair International Oil and Gas, Inc. and its wholly owned subsidiaries, Adair Exploration, Inc., Adair Yemen Exploration Limited, Superior Stock Transfer, Inc., and Adair Colombia Oil and Gas, S.A. ("The Company") All material inter-Company balances and transactions have been eliminated, as necessary, in consolidation.

In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at June 30, 2003, and the results of their operations for the three and six months ended June 30, 2003 and 2002, and their cash flows for the three months ended June 30, 2003 and 2002.

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

An impairment loss was recognized on its holdings of oil and gas properties in the amount $4,368,377.

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

ADAIR INTERNATIONAL OIL AND GAS, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements June 30, 2003

NOTE 1. Summary of Significant Accounting Policies (cont.)

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

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business". The Company was required to adopt SFAS 144 in the first quarter of 2002 and the Company does not expect the adoption of SFAS 144 to have a material effect on the Company's financial statements. The asset groups not covered by SFAS 144 that are included in an asset group are adjusted in accordance with other applicable accounting standards prior to testing the asset group for recoverability. The Company has categorized all of its long-lived assets as being held and used and not to be sold. During the year ended December 31, 2002, the Company recognized an impairment loss of $4,368,377 relating to Yemen Block 20.

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
Notes To Consolidated Financial Statements June 30, 2003

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

The Company has investigated several options for the Columbia investment. One option involved Adair supplying gas to fuel a power plant providing revenues under a long-term gas purchase contract. Realization of the value of reserves would have been contingent upon the Company concluding an agreement to construct a power plant utilizing gas from the field. Another option involved selling the Company's interest in Columbia for cash, trade or other consideration.

It is the assessment of the executive management of the Company that none of these options can be realized considering the political climate in Columbia. Therefore an impairment loss in the amount of $3,000,000 has already been recognized for this asset during the year ended December 31, 2002.

Yemen - The Company's interest in the Republic of Yemen consisted of a 30% working interest in Sabatain Block 20. The project was exploratory in nature with no proved reserves or production established. Adair Yemen was designated as the original exploration operator for the contractor group. In the event of a commercial discovery, existing pipelines and production infrastructure were planned to be utilized to allow for early production exports and timely cash flow. As of the balance sheet date, the Company has received an unfavorable final judgment and notice of award from the International Court of Arbitration relating to the Company's default of the Joint Operating Agreement. This unfavorable ruling will result in the Company losing an asset valued in the hundreds of million of dollars and may result in the Company having to pay $4,455,653 in unpaid cash calls, interest, actual damages, Court costs and Claimant's legal expenses. Consequently, as a result of the unfavorable ruling, the Company's managment is currently reviewing its legal options and is continuing its settlement negotiation efforts with Occidental.

NOTE 3 - Industrial Free Trade Zone (IFTZ), Republic of Congo

The Company signed a contract with the Republic of Congo in 2001 to develop an Industrial Free Trade Zone ("IFTZ"). The original premis of the concept for development of the IFTZ would be fueled by utilizing "associated" natural gas that is currently being flared offshore of the Republic of Congo. The natural gas could be converted to electrical power, which is the first step to industrial development. West African countries desperately need industrial products to support economic development. Most have been importing these products from Europe and the United States. It is envisioned that many of these products, including cement, fertilizers, plastics, manufactured steel and wood products and other industrial products could be produced in the IFTZ.

Feasibility Study for Gas Utilization for the IFTZ - Republic of Congo

The Industrial Free Trade Zone contract for $5 million USD provided for initial funding of $2 million USD to conduct a feasibility study of gas utilization for the IFTZ. An additional amount payable under the contract, of up to $3 million USD is scheduled to be received by the Company upon the signed commitment of each new industrial partner that commits to develop an industrial sector in the IFTZ. Payments are to be made to the Company by the Republic of Congo at the rate of $500,000 per industrial sector commitment if and when the Company successfully receives a signed commitment from a new industrial partner. The contract was signed by President Denis Sassou-Nguesso of the Republic of Congo and confirmed by the U.S. Ambassador to the Congo. During 2002, the Company received initial funding in the amount of $1,472,920 and entered into a contract with a consulting services company to provide the technical and administrative employees and equipment necessary to perform the aforementioned study for a turnkey lump sum amount of $1,750,000. The Company has paid the consulting services company an amount of $1,492,920 to date.

ADAIR INTERNATIONAL OIL AND GAS, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements June 30, 2003

NOTE 4. Non-monetary Stock Transactions

Included in the Company's consolidated statement of operations for the six month periods ended June 30, 2003 and 2002, were expenses that were paid with Company stock. Stock issued in lieu of cash is summarized as follows for the six month periods ended June 30, 2003 and 2002:

	2003		2002
Nature of Transaction	Pref Shares	Amount	Shares	Amount
Salaries	45,000	$ 45,000	5,553,594	$187,667
Other Costs and Expenses	-	-	558,086	27,923
Previously Incurred Costs & Expenses	1,526,282	1,526,282	-	-
Total	1,571,282	$ 1,571,282	6,111,680	$ 215,590

NOTE 5. Revenues

During the first six months of 2003 the Company received consulting fees of $40,000 and royalty income of $499.

NOTE 6. Commitments and Contingencies

Legal Proceedings for the Period Ending June 30, 2003

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

Adair Yemen has been notified by the ICC International Court of Arbitration that the Final Award in the matter brought before the Tribunal (ICC Arbitration No. 11663/ESR/MS) by Occidental Yemen Sabatain, Inc. and Saba Yemen Oil Company Limited ("Claimants") v. Adair Yemen Exploration Limited ("Respondent") has been decided in favor of the Claimants.

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

This unfavorable ruling will result in the Company losing an asset valued in the hundreds of million of dollars and having to pay $4,455,653 in unpaid cash calls, interest, actual damages, Court costs and Claimant's legal expenses. Consequently, as a result of the unfavorable ruling, the Company's managment is currently reviewing its legal options and is continuing its settlement negotiation efforts with Occidental.

ADAIR INTERNATIONAL OIL AND GAS, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements June 30, 2003

NOTE 6. Commitments and Contingencies (cont.)

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

On July 11, 2003, the Court ordered the Company's motion for summary judgment be granted as to all claims in Defendant's / Counter Plaintiff's second amended petition, including the claim of conspiracy to commit defamation, with the exception of the common law defamation claim against the Company and Mr. Boyce. The Company on August 15 filed a motion for clarification, severance and final judgment for the summary judgment that was granted by the Court.

The Company on also filed a motion that the Court sign a final judgment against the additional Defendants Chase Mellon Shareholder Services, Inc., Mellon Investor Services, LLC, U.S. Stock Transfer Corporation, Thomson Kernaghan & Co., Union Securites, Ltd., Merrill Lynch, Hubbard, Inc., Tatiana Roa, Braden, Bennick, Goldstein, Gazaway, & Co., Jack Sisk & Co, Jackson & Rhodes, P.C., John Adair, Jalal Alghani and Vivian Llererna Quintero and their co-conspirators, jointly and severally, and in favor of Adair International Oil & Gas, Inc. for the sum of up to five hundred million dollars ($ 500,000,000) in actual damages and punitive damages against each of said Defendants as assessed by the jury and for such other and further relief to which AIGI may show to be justly entitled.

Although some discovery in this case was secured before the change of control of the Company occurred as a result of the Annual Shareholders Meeting on August 5, 2002, there has been no further formal discovery to date other than the Company and Mr. Boyce's responses to requested discovery. The Company will continue to vigorously pursue this complex case.

The Company is a party to various claims and litigation. Although no assurances can be given, the Company believes, based on its experience to date, that the ultimate resolution of such items, individually or in the aggregate, could have a material adverse impact on the Company's financial position or results of operations.

ADAIR INTERNATIONAL OIL AND GAS, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements June 30, 2003

NOTE 6. Commitments and Contingencies (cont.)

Lease Commitments

Historically the Company has leased property and equipment under various operating leases. Aggregate minimum lease payments under existing non-capitalized long-term leases are estimated to be $220,867, $221,331, $200,031, and $127,075 for the years 2003 - 2006, respectively. During 2002, the Company's new management canceled the leases and the Company continues to pursue negotiated settlements of any claims resulting from these leases.

Concentrations

The Company maintains a cash balance at a financial institution. At certain times, the Company's cash balances exceed the federally insured amounts. The Company has not experienced losses relating to its cash.

NOTE 7. Supplemental Oil and Gas Information (Unaudited)

Costs Incurred and Capitalized Costs in Oil and Gas Producing Activities are as follows:

	Yemen	Geophysical	Colombia	Total
Oil and Gas Properties	$ 1,394,444	--	$ 3,000,000	$ 4,394,444
Geophysical data and other property	3,400,000	$ 1,578,208	--	4,978,208
Capitalized Costs (Cash Calls)	2,321,441	--	--	2,321,441
Less accumulated depletion and depreciation	--	--	--	--
Less impairment loss taken at 12/31/02	(2,747,508)	(1,578,208)	(3,000,000)	(7,325,716)
SubTotal	4,368,377	--	--	4,368,377
Less impariment loss taken at 6/30/03	(4,368,377)	--	--	(4,368,377)
Total	--	--	--	--

Since there is doubt about any future production to be derived from these properties, the normal disclosures included in this note are not being included.

NOTE 8. Going Concern

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

NOTE 9. Notes Payable

The Company is currently in default of several notes payable in the amount of $425,886 as of December 31, 2002. The Company is currently exploring its options to work out a settlement with these debtors.

ADAIR INTERNATIONAL OIL AND GAS, INC. AND SUBSIDIARIES
June 30, 2003

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

GENERAL COMMENTS ON BUSINESS PLAN - EnDevCo, Inc. --- Energy and Development

The Board of Directors have passed a unaminous resolution to change the name of the Corporation to become EnDevCo, Inc. The Company will remain incorporated in Texas with the name change to become official subject to the approval of shareholders at the Annual Meeting to be held on September 12, 2003. Upon approval of the name change by the shareholders, the Corporation will submit a request to the NASDAQ OTC Bulletin Board requesting a new trading symbol to be issued pursuant to their requirements.

EnDevCo, Inc., a shortened version of the Energy and Development Company, establishes an identity that is consistent with the business development activities currently underway to revitalize the Corporation. The Company is involved in several energy related development projects that transcend the traditional business scope of oil and gas exploration and production. These activities include the possible development of an industrial free trade zone in the Republic of Congo that includes aspects of traditional offshore natural gas drilling and production, natural gas storage, oil and condensate production for export, LPG production and bottling, large scale electrical power generation and development and administration of an industrial park that includes a wide variety of possible industrial plants and services. Additionally, the Company is investigating investment in the development of new technologies for the enhancement of oil and gas production, utilizing that technology to gain leverage in the purchase of domestic natural gas production. The Company intends to pursue the development of natural gas fired power plants both in domestic and international venues.

Once established as our new corporate identity, this wide variety of activities is better described to new investors as the Energy and Development Company, EnDevCo, Inc.

Power Development

The Company intends to pursue the development of power projects in both domestic and international venues. As a result of the downturn in the world economy and in the wake of severe financial results of most sectors of the power industry in the United States, the business model for this industry is currently undergoing a transformation. The Company is currently monitoring several new opportunities and has identified qualified individuals that will be hired at an appropriate time to identify and pursue power development projects. The Company continues to believe that the long-term need for new power plants will be significant, particularly as the national economy recovers and older, less efficient generating assets need to be replaced. Currently, the Company does not anticipate any near term positive economic impact from this sector of our business.

Industrial Free Trade Zone (IFTZ), Republic of Congo -

The Company is currently conducting a "Feasibility Study for Gas Utilization for the IFTZ" (NOTE 3 to the Financial Statements). Elements of this feasibility study relate to the development of a large natural gas fired power plant to provide electricity for the development of industrial users in the IFTZ. While this study is not yet complete and the overall scope and economic feasibility of this project is not yet demonstrated, if the project is utimately deemed commercial and is acceptable to the government of the Republic of Congo, the Company will pursue development of this power plant in conjunction with other aspects of the IFTZ project.

Oil and Gas Exploration and Development

The Company's management has been working diligently to identify several oil and gas exploration and development opportunities in the Gulf of Mexico and on shore Texas and Louisiana. These opportunities all require capital to pursue, thereby making it imperative that the Company's shareholders approve increasing the Company's authorized common stock to 500,000,000 million shares at the September 12, 2003 Annual Meeting.

Energy Technology Development

Development and implementation of new energy technologies will become a key area of new business focus for the Company. The identification of and early participation in the implementation of these types of technologies opens several avenues for potential revenue generation and profits. In some instances, the technology can be manufactured and sold to end users once the market accepts the technology. In other instances, the technology might provide a unique competitive advantage which can be succesfully leveraged by the Company in the acquisition and development of existing energy projects. Initially, the Company will limit its scope of investigation to those technologies that directly compliment the oil and gas, and power industries.

ADAIR INTERNATIONAL OIL AND GAS, INC. AND SUBSIDIARIES
June 30, 2003

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont.)

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

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

Revenues -During the period reported, Revenues increased from zero to $40,499.

  This increase is due to consulting fees and the proper accounting treatment of royalty income.

Costs and Expenses -During the period reported, Expenses increased from $1,102,045 to $6,990,239, an increase of $5,888,194.

  "General and Administrative Expense" decreased from $793,845 in 2002 to $91,631 in 2003. This decrease of $702,214 is primarily the result of the Company's efforts to keep overhead as low as possible.
  "Salaries and wages paid in stock" decreased from $187,667 for 2002 to $15,000 in 2003. This decrease is due to lower personnel expenses instituted by management.
  "Other Expenses Paid in Stock" decreased from $27,923 in 2002 to zero in 2003. This decrease is due to management's efforts to reduce overhead wherever possible.
  The negative judgment relating to Yemen Block 20 resulted in the recognition of an expense portion of the judgment in the amount of $2,134,212. The remainder of the award had been previously recorded as cash calls payable.
  As a result of the negative judgment relating toYemen Block 20, "Impairment Loss on Assets" increased from zero in 2002 to $4,368,377 in 2003.
  "Depreciation expense" decreased from $80,000 in 2002 to zero in 2003 due to abandonment of assets during 2002.
  As a result of the unfavorable judgment relating to Yemen Block 20, "Interest expense" increased from $12,610 in 2002 to $396,019 in 2003.

Other Income and Expenses - "Interest Income" decreased from $11,059 in 2002 to $3,372 in 2003, a decrease of $7,687.

  This decrease is due to a reduced interest rate earned on the "Investment - Letter of Credit on Deposit".
  "Other Expense" (Preferred Shares Issued) increased from zero in 2002 to $964,469 in 2003. This increase is due to the payment of proxy fight expenses, previous unpaid Adair Exploration expenses, and current Board of Directors fees for previous periods.

ADAIR INTERNATIONAL OIL AND GAS, INC. AND SUBSIDIARIES
June 30, 2003

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont.)

LIQUIDITY AND CAPITAL RESOURCES

The Company currently has nominal cash reserves, no cash flow from operations, and no ability to secure financing through the sale of common stock without further shareholder authorization. Until such time as the financial condition of the Company improves, the Company's Directors and Officers have agreed to manage the Company by receiving payment in "Series A" Preferred stock in lieu of cash consideration.

Proposal to raise the Corporation's Total Authorized Shares of Common Stock

The Board of Directors has unanimously adopted, subject to shareholder approval, an Amended and Restated Certificate of Incorporation of the Corporation that will increase the Corporation's total authorized number of shares of common stock from one hundred fifty million (150,000,000) to five hundred million (500,000,000) shares. This proposal is included in the Proxy Statement (See ITEM 4) distributed to all shareholders and will be the subject of a vote by the shareholders at the Annual Meeting.

Pursuant to shareholder approval of this increase in total authorized shares of common stock, the Board of Directors has authorized the preparation of an S-1 registration statement that when filed with the Securities and Exchange Commission, will provide details regarding those specific proposed projects and investments currently envisioned to be funded by the Corporation through the sale of a portion of these newly authorized shares of common stock. It is anticipated that between fifty million (50,000,000) and one hundred fifty million (150,000,000) shares of common stock will be registered for sale under this S-1 registration statement. While the realized proceeds of the sale of this common stock will be determined by the prevailing fair market price of the stock at the time of sale, if the price was $0.10 per share this initial registration would raise between five million ($5,000,000) to fifteen million ($15,000,000) dollars of new operating capital for the Corporation*. The Corporation desires to have such registered shares available in the immediate future to provide requisite flexibility to use its capital stock for business and financial purposes as will be detailed in the S-1 registration statement and for such other varied uses, without additional shareholder approval, including, but not limited to and without limitation, overhead and operating capital, debt reduction, stock splits, raising capital, providing equity incentives to Directors, Officers and employees.

*Specific details regarding the "Use of Proceeds" from this proposed sale of the Corporation's common stock will be presented in the S-1 registration document. Due to the uncertainty of the fair market price of these securities at the time of sale, no warranty is made or implied as to the ability of the Corporation to successfully achieve the financial goals discussed herein..

The remaining authorized common shares will be reserved for future use by the Corporation through additional S-1 registration statements or through the use of "restricted" security offerings and/or private offerings to establish strategic relationships with other companies and/or expand the Company's business or product lines through the acquisition or possible merger of other businesses or products. It is important to note that at this time the Board of Directors has no specific plan or intent to issue shares beyond the current S-1 registration statement being prepared.

Guidelines for Project Development

In recognition of the status of current financial resources available to the Company, executive management is committed to identifying and implementing projects that can be primarily project financed. This strategy reduces financial risk to the Company, but necessarily adds additional lead time before projects can be secured and announced to the shareholders.

There are no assurances, however, that the Company will be able to identify and implement financing to develop its projects or that it will be able to generate sufficient revenue growth and improvements in working capital.

As no revenue is currently generated from operations, the Company will have to raise additional working capital through the sale of its Common stock. No assurance can be given that funds will be available from any source when needed by the Company or, if available upon terms and conditions reasonably acceptable to the Company.

ADAIR INTERNATIONAL OIL AND GAS, INC. AND SUBSIDIARIES
June 30, 2003

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont.)

Notice of Future Dilution of Shareholders

As a direct result of the proposal to increase the total authorized shares of Common stock as described above, future dilution of existing shareholders is very likely. Included in the Proxy Statement sent to all shareholders on August 18, 2003 (see NOTE 4) are proposals that request the shareholders approve the issuance of additional shares of Common Stock (see above).

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

ITEM 3. CONTROLS AND PROCEDURES

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

ADAIR INTERNATIONAL OIL AND GAS, INC. AND SUBSIDIARIES
June 30, 2003

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Legal Proceedings for the Six Months Ended June 30, 2002:

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

The Company received an unfavorable final judgment and notice of award resulting from the Arbitration (NOTE 6 of financial statements). This unfavorable ruling will result in the Company losing an asset valued in the hundreds of million of dollars and having to pay $4,455,653 in unpaid cash calls, interest, actual damages, Court costs and Claimant's legal expenses. Consequently, as a result of the unfavorable ruling, the Company's managment is currently reviewing its legal options and is continuing its settlement negotiation efforts with Occidental.

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

On July 11, 2003, the Court ordered the Company's motion for summary judgment be granted as to all claims in Defendant's / Counter Plaintiff's second amended petition, including the claim of conspiracy to commit defamation, with the exception of the common law defamation claim against the Company and Mr. Boyce. The Company on August 15 filed a motion for clarification, severance and final judgment for the summary judgment that was granted by the Court.

The Company on also filed a motion that the Court sign a final judgment against the additional Defendants Chase Mellon Shareholder Services, Inc., Mellon Investor Services, LLC, U.S. Stock Transfer Corporation, Thomson Kernaghan & Co., Union Securites, Ltd., Merrill Lynch, Hubbard, Inc., Tatiana Roa, Braden, Bennick, Goldstein, Gazaway, & Co., Jack Sisk & Co, Jackson & Rhodes, P.C., John Adair, Jalal Alghani and Vivian Llererna Quintero and their co-conspirators, jointly and severally, and in favor of Adair International Oil & Gas, Inc. for the sum of up to five hundred million dollars ($ 500,000,000) in actual damages and punitive damages against each of said Defendants as assessed by the jury and for such other and further relief to which AIGI may show to be justly entitled.

Although some discovery in this case was secured before the change of control of the Company occurred as a result of the Annual Shareholders Meeting on August 5, 2002, there has been no further formal discovery to date other than the Company and Mr. Boyce's responses to requested discovery. The Company will continue to vigorously pursue this complex case.

The Company is a party to various claims and litigation. Although no assurances can be given, the Company believes, based on its experience to date, that the ultimate resolution of such items, individually or in the aggregate, could have a material adverse impact on the Company's financial position or results of operations.

ADAIR INTERNATIONAL OIL AND GAS, INC. AND SUBSIDIARIES
June 30, 2003

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS (cont.)

3000 Richmond Limited Partnership v. Superior Geophysical, Inc. - Adair International Oil & Gas, Inc., Superior Geophysical, Inc. ("Superior") John W. Adair, Jalal Alghani, Bill Wiseman, and Gary Tolar, Cause No. 2002-15641, in the 333rd Judicial District Court in Harris County, Texas were sued by Superior's landlord, 3000 Richmond Limited Partnership, as co-tenants for breach of the lease agreement and for back rent owed on Superior's leasehold. Subsequently, the Company signed a Settlement Agreement with 3000 Richmond Limited Partnership on March 10, 2003, which outlines terms of payment acceptable to all parties.

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

Declaratory Judgment, Pace Global Energy Services, LLC v. Adair International Oil & Gas, Inc. - On December 26, 2001, John W. Adair signed a confessed promissory note in the amount of $281,458.21 stating that the Company owed that amount to Pace Global Energy Services, LLC ("Pace") in payment for certain consulting services related to the Teawaya Energy project and/or other power projects in the U.S. As a result of non payment by the Company on that promissory note, in February 2002, Pace sued Adair International Oil & Gas, Inc. in Federal District Court in the Eastern District of Virginia (Cause No. 02-133-A) for unpaid consulting service expenses. On September 9, 2002 Pace received a declaratory judgment against the Company in the amount of $281,485.21 payable with interest at nine (9%) per annum until paid plus all attorney's fees and other costs actually incurred for the collection of the judgment. Subsequently, the Company has signed a Settlement Agreement with Pace on January 09, 2003, which outlines terms of payment acceptable to all parties.

The Company is a party to various claims and litigation. Although no assurances can be given, the Company believes, based on its experience to date, that the ultimate resolution of such items, individually or in the aggregate, could have a material adverse impact on the Company's financial position or results of operations.

ITEM 2. CHANGES IN SECURITIES
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ADAIR INTERNATIONAL OIL AND GAS, INC. AND SUBSIDIARIES
June 30, 2003

PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company filed Definitive Proxy Materials with the Securities and Exchange Commission on August 14, 2003. The Notice Date of this Proxy Statement is August 18, 2003. Proxy materials including the Proxy Statement, Proxy Ballot Card and the 2002 Form 10K will be mailed to all shareholders of record on or about August 18.

The Board of Directors of the Company has fixed the close of business on August 1, 2003 as the record date for the determination of shareholders entitled to notice and to vote at the Annual Meeting. As of August 1, 2003, the Corporation had 150,000,000 outstanding shares of Common stock entitled to vote and 1,571,282 shares of "Series A" Preferred stock entitled to vote. In order for shares to be voted, they must be held as of the record date.

Additionally the Board of Directors have fixed Friday, September 12, 2003 as the date for the Annual Meeting of Shareholders, which will be convened at 3000 Richmond Avenue, Third Floor Conference Room, Houston, Texas 77098 at 9:00 A.M. local time.

The Items of Business to be brought before the shareholders for approval are:

  Amend the bylaws of the Corporation to expand the Board of Directors to Five (5) Members.
  Amend the bylaws of the Corporation to establish staggered terms of office of the Board of Director Members.
  Elect five (5) members to the Board of Directors, two (2) for a term of three years, two (2) for a term of two years and one (1) for a term of one year.
  Change the name of the Corporation to become EnDevCo, Inc.
  Amend the Restated Certificate of Incorporation of the Corporation to raise the total authorized shares of Common Stock to five hundred million (500,000,000) shares with par value of $0.00.
  Amend the Restated Certificate of Incorporation of the Corporation to implement a reverse stock split.
  Amend the Restated Certificate of Incorporation of the Corporation to expand the purpose for which the Corporation is organized.
  Amend the Restated Certificate of Incorporation of the Corporation to change the Corporation's registered address.
  Ratification of the appointment of Clyde Bailey, PC as the Corporation's independent accountants for fiscal 2003.
  Transact such other business, including consideration of shareholder proposal(s), as may properly come before the meeting and any adjournment thereof.

THE PROXY STATEMENT CONTAINS INFORMATION FOR CONSIDERATION BY THE ADAIR INTERNATIONAL OIL AND GAS, INC. SHAREHOLDERS. PLEASE READ THE PROXY STATEMENT IN ITS ENTIRETY BEFORE TAKING ANY ACTION WITH RESPECT TO THE PROPOSALS PRESENTED THEREIN.

ITEM 5. OTHER INFORMATION

Officer Compensation - At a special called meeting of the Board of Directors held August 13, 2002 the Board approved compensation for several individuals who have assumed roles of management for the Company. As a Board member, Mr. Boyce recused himself from these deliberations to avoid a potential conflict of interest. Compensation was discussed and set for Mr. Richard G. Boyce as President, Mr. Chris A. Dittmar as Chief Financial Officer and Corporate Secretary. The salaries are commensurate with the amounts paid to the previous management. Further, the Board stipulated, again with Mr. Boyce recusing himself in his capacity as a Director, that the Company shall only owe these funds to these individuals in the event that the Corporation either receives funds or regains the ability to issue stock in lieu of cash. Finally, the Board stipulated these individuals will have the option to determine what portion of their compensation they are to receive in cash or stock.

Richard G. Boyce	48	President	$240,000
Chris A. Dittmar	56	Chief Financial Officer and Corporate Secretary	$240,000

ADAIR INTERNATIONAL OIIL AND GAS, INC. AND SUBSIDIARIES
June 30, 2003

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8 -K

CERTIFICATIONS

I, Richard G. Boyce, certify that:

1. This report fully complies with the requirements of Section 13(a) or 5(d) of the Exchange Act;

and

2. the information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the issuer.

/s/ Richard G. Boyce

President and Director

August 14, 2003

I, Chris A. Dittmar, certify that:

1. This report fully complies with the requirements of Section 13(a) or 5(d) of the Exchange Act;

and

2. the information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the issuer.

/s/ Chris A. Dittmar

Chief Financial Officer

August 14, 2003

The following table details the events reported in the first six months of 2003 by the Company on Form 8-K. Each filing is incorporated herein by reference.

Fililing Date	Description
03-31-2003	Change in the Registrant's Certifying Accountant
06-26-2003	Block 20 Arbitration Decision in Favor of Occidental Sabatain, Inc. and Saba Yemen Oil Company Ltd.

ADAIR INTERNATIONAL OIL AND GAS, INC. AND SUBSIDIARIES
June 30, 2003

SIGNATURES

In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 2003.

ADAIR INTERNATIONAL OIL AND GAS, INC.

/s/ Richard G. Boyce

------------------------------
Richard G. Boyce
President and Director

/s/ Chris A. Dittmar

-----------------------------

Chris A. Dittmar

Chief Financial Officer and Corporate Secretary

ADAIR INTERNATIONAL OIL AND GAS, INC. AND SUBSIDIARIES
June 30, 2003

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

Date: 08/14/03

/s/ Richard G. Boyce

President and Director

ADAIR INTERNATIONAL OIL AND GAS, INC. AND SUBSIDIARIES
June 30, 2003

CERTIFICATIONS (con't)

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

Date: 08/14/03

/s/ Chris A. Dittmar

Chief Financial Officer and Corporate Secretary