Form 10-Q
period 2003-09-30
ADAIR INTERNATIONAL OIL & GAS INC
filed 2003-11-14
CIK 355300

 10-Q 1 filed10q-093003.htm FORM 10Q PERIOD ENDING SEPTEMBER 30, 2003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 2003.

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 000-10056
ENDEVCO, INC.
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
Common Stock, no par value

The aggregate market value of common stock held by non-affiliates of the registrant at September 30, 2003, based upon the last closing price on the OTCBB on September 30, 2003, was $1,500,000. As of September 30, 2003, there were 150,000,000 shares of Common stock and 2,671,785 shares of Preferred stock outstanding. The total number of Common shares authorized for the Corporation is 500,000,000. The total number of Preferred shares authorized for the Corporation is 5,000,000.
Transitional Small Business Disclosure Format: [ ] Yes [X] No

ENDEVCO, INC.
AND SUBSIDIARIES

TABLE OF CONTENTS
SEPTEMBER 30, 2003

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements.

Consolidated Balance Sheets - September 30, 2003 (Unaudited) and December 31, 2002 (Restated)
2

Consolidated Statements of Operations (Unaudited) - Three and Nine Months Ended September 30, 2003 and 2002
3

Consolidated Statements of Cash Flows (Unaudited) - Nine Months Ended September 30, 2003 and 2002
4

Notes to Consolidated Financial Statements (Unaudited)
5 - 10

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
11 - 14
ITEM 3. Controls and Procedures
14
PART II - OTHER INFORMATION
ITEM 1 through ITEM 6
14 - 16

SIGNATURES & CERTIFICATIONS	17 - 20

PART I - FINANCIAL INFORMATION

EnDevCo, Inc. and Subsidiaries
Consolidated Balance Sheets
September 30, 2003 Compared to December 31, 2002

	09/30/2003	12/31/2002
ASSETS (Unaudited)		RESTATED
Current Assets
Cash and Cash Equivalents
	$ 458	$ 251
Accounts Receivable
	527,080	527,080
Other Current Assets
	25,000	25,000
Prepaid Expenses
	1,651,865	1,628,215
Total Current Assets	2,204,403	2,180,546
Investments
Letter of Credit Deposit
	704,863	867,094
Property and Equipment
Oil and Gas Properties and Equipment
	1,000,000	4,368,377
Furniture and Equipment
	-	-
Total Property and Equipment	-	4,368,377
Less Accumulated Depreciation
	-	-
Net Property and Equipment	-	4,368,377
Total Assets	$3,909,266	$7,416,017

LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities
Accounts Payable
	$ 2,079,222	$ 2,592,494
Joint Venture Cash Calls Payable
	-	2,321,441
Current Portion of Notes Payable
	281,458	425,886
Current Portion of Capital Leases
	-	-
Unearned Revenue
	2,000,000	2,000,000
Accrued Expenses
	18,999	64,262
Taxes Payable
	160,501	160,501
Total Current Liabilities	4,540,180	7,564,584
Shareholders Equity
Common Stock No Par Value: 150,000,000 shares authorized

150,000,000 shares outstanding at September 30, 2003
	33,228,461	33,228,461
Preferred Stock: 5,000,000 shares authorized,

2,671,785 shares outstanding at September 30, 2003
	2,671,785	-
Accumulated Deficit
	(36,531,160)	(33,377,029)
Total Shareholder's Equity	(1,630,914)	(148,568)
Total Liablilities and Shareholder's Equity	$ 3,909,266	$ 7,416,017

See accompanying notes to consolidated financial statements.

EnDevCo, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2003 and 2002.
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ending	Ending	Ending	Ending
	09/30/2003	09/30/2002	09/30/2003	09/30/2002
Revenues
Oil & Gas Royalties
	-	-	$ 499	-
Technical Services
	-	-	-	-
Consulting Fees and Other
	-	-	40,000	-
Administrative and Other Fees
		-	-	-
Total Revenues	-	-	40,499	-

Costs and Expenses
General and Administrative
	$ 25,751	$2,527,921	117,382	$ 3,321,766
Salaries and Wages Paid in Stock
	27,500	-	72,500	187,667
Other Expenses Paid in Stock
		-	-	27,923
Yemen Block 20 Judgment (Expense Portion)
	-	-	2,134,212
Impairment Loss on Assets
	-	-	4,368,377
Depreciation and Depletion
		40,000	-	120,000
Interest Expense
	6,333	4,218	18,999	16,828
Other
		-	-	-
Total Costs and Expenses	59,584	2,572,139	6,711,470	3,674,184
Other Income and Expenses
Interest and Other Income
	4,456,678	2,581	4,460,050	13,640
Prior Period Adjustment
	64,262		64,262
Other Expense (Preferred Shares Issued)
	(73,003)	-	(1,007,472)	-
Net Income (Loss)	$ 4,388,353	$ (2,569,558)	$ (3,154,131)	$ (3,660,544)
Net Loss Per Common Share:
Basic and Diluted
	$ 0.03	$ (0.02)	$ (0.02)	$ (0.02)

See accompanying notes to consolidated financial statements.

EnDevCo, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2003 and 2002
(Unaudited)

Cash Fows from Operating Activity	09/30/2003	09/30/2002
Net Income (Loss)	$ (3,154,131)	$ (3,660,544)
Adjustments to Reconcile Net Loss to Net Cash
Depreciation and Depletion
	-	120,000
Issuance of Stock for Expenses
	1,671,785	215,590
Impairment Loss on Assets
	4,368,377	1,119,526
Changes in Working Capital Accounts
Decrease in Accounts Receivable
	-
Prepaid Expenses
	(23,650)
Decrease in Current Portion of Capitalized Leases
	-	203,429
Accounts Payable
	(513,272)	2,069,632
Joint Venture Cash Calls
	(2,321,441)
Accrued Expenses
	(45,263)
Taxes Payable
	-	110,821
Other
	-	(181,981)
Total Adjustments	3,136,536	3,657,017
Net Cash Provided (Used) by Operating Account
	(17,595)	3,527

Cash Flows Used in Investing Activities
Investment in Oil and Gas Properties
	-
Purchase of Furniture and Equipment
	-	-
Net Cas Provided (Used) by Investing Activities
	-	-
Cash Flows from Financing Activities
Pledged Investment Account
	162,231	-
Common Shares Issued for Cash
	-	776,462
Accelerated Leases
	-	(741,788)
Borrowings under Note and Credit Agreement
	(144,428)	(17,397)
Net Cash Provided by Financing Activities	17,803	17,277
Net Change in Cash and Cash Equivalents	207	13,750
Cash and Cash Equivalents
Beginning of the Period
	251	(12,204)
End of the Period
	458	1,546

See accompanying notes to consolidated financial statements.

ENDEVCO, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements September 30, 2003

NOTE 1 Summary of Significant Accounting Policies

Basis of Presentation -- EnDevco, Inc. (formerly Adair International Oil and Gas, Inc.) was incorporated under the laws of the state of Texas on November 7, 1980. The consolidated financial statements include the accounts of Adair International Oil and Gas, Inc. and its wholly owned subsidiaries, Adair Exploration, Inc., Adair Yemen Exploration Limited, Superior Stock Transfer, Inc., and Adair Colombia Oil and Gas, S.A. ("the Company") All material inter-Company balances and transactions have been eliminated, as necessary, in consolidation.

In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at September 30, 2003, and the results of their operations for the three and nine months ended September 30, 2003 and 2002, and their cash flows for the nine months ended September 30, 2003 and 2002.

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

ENDEVCO, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements September 30, 2003

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

ENDEVCO, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements September 30, 2003

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

The Company has investigated several options for the Colombia investment. One option involved the Company supplying gas to fuel a power plant providing revenues under a long-term gas purchase contract. Realization of the value of reserves would have been contingent upon the Company concluding an agreement to construct a power plant utilizing gas from the field. Another option involved selling the Company's interest in Colombia for cash, trade or other consideration.

It is the assessment of the executive management of the Company that none of these options can be realized considering the political climate in Colombia. Therefore an impairment loss in the amount of $3,000,000 has already been recognized for this asset during the year ended December 31, 2002.

The Company has obtained an option to be carried in a 2-D seismic program and to participate in an association contract from Ecopetrol, S.A. on a joint venture basis once the seismic has been acquired, processed and interpreted.

Yemen - The Company's interest in the Republic of Yemen consisted of a 30% working interest in Sabatain Block 20. The project was exploratory in nature with no proved reserves or production established. Adair Yemen was designated as the original exploration operator for the contractor group. In the event of a commercial discovery, existing pipelines and production infrastructure were planned to be utilized to allow for early production exports and timely cash flow. As of the balance sheet date, the Company has received an unfavorable final judgment and notice of award from the International Court of Arbitration relating to the Company's default of the Joint Operating Agreement. This unfavorable ruling will result in the Company losing an asset valued in the hundreds of million of dollars.

NOTE 3 - Industrial Free Trade Zone (IFTZ), Republic of Congo

The Company signed a contract with the Republic of Congo in 2001 to develop an Industrial Free Trade Zone ("IFTZ"). The original premise of the concept for development of the IFTZ would be fueled by utilizing "associated" natural gas that is currently being flared offshore of the Republic of Congo. The natural gas could be converted to electrical power, which is the first step to industrial development. West African countries desperately need industrial products to support economic development. Most have been importing these products from Europe and the United States. It is envisioned that many of these products, including cement, fertilizers, plastics, manufactured steel and wood products and other industrial products could be produced in the IFTZ.

The Industrial Free Trade Zone contract for $5 million USD provided for initial funding of $2 million USD to conduct a feasibility study of gas utilization for the IFTZ. An additional amount payable under the contract, of up to $3 million USD is scheduled to be received by the Company upon the signed commitment of each new industrial partner that commits to develop an industrial sector in the IFTZ. Payments are to be made to the Company by the Republic of Congo at the rate of $500,000 per industrial sector commitment if and when the Company successfully receives a signed commitment from a new industrial partner. The contract was signed by President Denis Sassou-Nguesso of the Republic of Congo and confirmed by the U.S. Ambassador to the Congo. During 2002, the Company received initial funding in the amount of $1,472,920 and entered into a contract with a consulting services company to provide the technical and administrative employees and equipment necessary to perform the aforementioned study for a turnkey lump sum amount of $1,750,000. The Company has paid the consulting services company an amount of $1,496,500 to date.

ENDEVCO, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements September 30, 2003

NOTE 4. Non-monetary Stock Transactions

Included in the Company's consolidated statement of operations for the nine month periods ended September 30, 2003 and 2002, were expenses that were paid with Company stock. Stock issued in lieu of cash is summarized as follows for the nine month periods ended September 30, 2003 and 2002:

	2003		2002
Nature of Transaction	Pref Shares	Amount	Shares	Amount
Salaries	72,500	$ 72,500	5,553,594	$187,667
Other Costs and Expenses	1,000,000	1,000,000	558,086	27,923
Previously Incurred Costs & Expenses	1,599,285	1,599,285	-	-
Total	2,671,785	$ 2,671,785	6,111,680	$ 215,590

NOTE 5. Revenues

During the first nine months of 2003 the Company received consulting fees of $40,000 and royalty income of $499.

NOTE 6. Commitments and Contingencies

Legal Proceedings for the Period Ending September 30, 2003

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

The Final Award ("Award") requires AYEL to assign all of it rights concerning it's 30% Working Interest in the Yemen Block 20 Production Sharing Agreement to Occidental Yemen Sabatain, Inc. Additionally the Award directs AYEL to pay Claimants the following amounts:

Category	Amount USD
Unpaid Cash Calls	$2,841,108
Accrued Interest on Unpaid Cash Calls*	$ 78,445
Damages	$ 111,255
Court Costs	$ 250,000
Claimants Legal Expenses	$1,174,845
_________
Total	$4,455,653

*Respondent is ordered to pay interest at a rate of 3.338%, compounded monthly, from 16 March 2003 to the date of payment by it to the Claimants.

This unfavorable ruling resulted in the Company losing an asset valued in the hundreds of million of dollars and having an obligation to pay $4,455,653 in unpaid cash calls, interest, actual damages, Court costs and Claimant's legal expenses. Consequently, the Company's managment negotiated a settlement agreement with Occidental, whereby the Company is no longer obligated and will not have to pay the aforementioned costs in exchange for it's support in assigning it's 30% working interest to Occidental.

ENDEVCO, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements September 30, 2003

NOTE 6. Commitments and Contingencies (cont.)

Adair International Oil & Gas, Inc. vs. John W. Adair, Jalal Alghani and Vivian Quintero vs. Adair International Oil & Gas, Inc., etal - Cause No. 2001-63909, 55th District Court, Harris County, Texas. The Company's claims in the suit against John W. Adair ("Adair"), Jalal Alghani ("Alghani") and Vivian Llerena Quintero ("Quintero") involve allegations of fraud, conspiracy and breach of fiduciary duties owed to the Company by Mr. Adair and Mr. Alghani while they were officers and directors of the Company prior to their removal from the AIGI Board of Directors at the Company's annual shareholders meeting on August 5, 2002. The Company's claims in the suit against Ms. Quintero involve allegations of fraud, conspiracy and breach of fiduciary duties while she was the Company's office manager and personal assistant to Mr. Adair when he was Chairman and CEO of the Company.

After the Company's claims were filed in the suit, Mr. Adair, Mr. Alghani and Ms. Quintero filed "counter claims" against the Company on November 9, 2002 alleging standing to sue as shareholders of the Company. Mr. Adair, Mr. Alghani and Ms. Quintero also filed the above described "counter claims" against Richard G. Boyce, Larry Swift, Gene Ackerman, David Crandall, Chris A. Dittmar, John A. Brush, Charles R. Close, and Shareholders Committed to Restoring Equity Group, Inc. ("SCORE").

The Company subsequently filed a motion for summary judgment on April 29 and the Court on July 11 and again by clarified its ruling on September 23, 2003, ordered the Company's motion for summary judgment be granted as to all claims in Defendant's / Counter Plaintiff's second amended petition, including the claim of conspiracy to commit defamation, with the exception of the common law defamation claim against the Company, SCORE and Mr. Boyce. The Company has denied the allegation and the Board of Directors has determined it is the best interest of the Company to assume the defense of SCORE and Mr. Boyce and to indemnify same in its defense of this sole remaining allegation filed by Mr. Adair, Mr. Alghani and Ms. Quintero.

The Company on August 23 and September 4, 2003 filed an amended petition adding the additional Defendants Chase Mellon Shareholder Services, Inc., Mellon Investor Services, LLC, U.S. Stock Transfer Corporation, Union Securites, Ltd., Merrill, Lynch, Pierce, Fenner & Smith, Inc., Tatiana Roa, Braden, Bennick, Goldstein, Gazaway, & Co., Jack Sisk & Co, Jackson & Rhodes, P.C., John W. Adair, Jalal Alghani and Vivian Llerena Quintero and their co-conspirators, jointly and severally, and in favor of Adair International Oil & Gas, Inc. for the sum of up to five hundred million dollars ($ 500,000,000) in actual damages and punitive damages against each of said Defendants as assessed by the jury and for such other and further relief to which AIGI may show to be justly entitled.

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

ENDEVCO, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements September 30, 2003

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

NOTE 7. Preferred Shares

The Company purchased an option to participate with Argosy Energy International, in 101 kilometers of newly-acquired 2D seismic, and a continuing option to participate on a joint venture basis in wells to be drilled after seismic processing and interpretation on their Rio Magdelena Association Contract comprising 58,546 hectares (144,600 acres) situated in the Upper Magdelena River region. The option was purchased on September 25, 2003 and the price was $1,000,000 USD paid in preferred shares.

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

NOTE 9. Notes Payable

The Company is currently in default on a note payable in the amount of $281,458 as of September 30, 2003. The Company has negotiated a settlement agreement with the debtor.

ENDEVCO, INC. AND SUBSIDIARIES
September 30, 2003

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

GENERAL COMMENTS ON BUSINESS PLAN - EnDevCo, Inc. --- Energy and Development

The Board of Directors have passed a unaminous resolution to change the name of the Corporation to become EnDevCo, Inc. The shareholders approved the name change at the Annual Meeting held on September 12, 2003. The new ticker symbol is "ENDE".

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

This new corporate identity and our wide variety of activities is better described to new investors as the Energy and Development Company, EnDevCo, Inc.

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

Oil and Gas Exploration and Development

The Company's management has been working diligently to identify several oil and gas exploration and development opportunities in the Gulf of Mexico, Gulf of Guinea and on shore North and South America.

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

ENDEVCO, INC. AND SUBSIDIARIES
September 30, 2003

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

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

Revenues -During the period reported, Revenues increased from zero to $40,499.

  This increase is due to consulting fees and the proper accounting treatment of royalty income.

Costs and Expenses -During the period reported, Expenses increased from $3,674,184 to $6,711,470, an increase of $ of $3,037,286

  "General and Administrative Expense" decreased from $3,321,766 in 2002 to $117,382 in 2003. This decrease of $3,204,384 is primarily the result of the Company's efforts to keep overhead as low as possible.
  "Salaries and wages paid in stock" decreased from $187,667 for 2002 to $72,500 in 2003. This decrease is due to lower personnel expenses instituted by management.
  "Other Expenses Paid in Stock" decreased from $27,923 in 2002 to zero in 2003. This decrease is the result of the Company's efforts to keep overhead as low as possible.
  The negative judgment relating to Yemen Block 20 resulted in the recognition of an expense portion of the judgment in the amount of $2,134,212. The remainder of the award had been previously recorded as cash calls payable.
  As a result of the negative judgment relating toYemen Block 20, "Impairment Loss on Assets" increased from zero in 2002 to $4,368,377 in 2003.
  "Depreciation expense" decreased from $120,000 in 2002 to zero in 2003 due to abandonment of assets during 2002.
  As a result of the unfavorable judgment relating to Pace Global Energy Services, "Interest expense" increased from $16,828 in 2002 to $18,999 in 2003.

Other Income and Expenses - "Interest Income" decreased from $13,640 in 2002 to $4,397 in 2003, a decrease of $9,243.

  This decrease is due to a reduced interest rate earned on the "Investment - Letter of Credit on Deposit".
  "Other Income" increased from zero in 2002 to $4,455,653 in 2003. This increase is due to the negotiated release of the Yemen Block 20 judgment.
  "Other Expense" (Preferred Shares Issued) increased from zero in 2002 to $1,007,472 in 2003. This increase is due to the payment of proxy fight expenses, previous unpaid Adair Exploration expenses, and current Board of Directors fees for previous periods.

ENDEVCO, INC. AND SUBSIDIARIES
September 30, 2003

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont.)

LIQUIDITY AND CAPITAL RESOURCES

Directors and Officers Compensation

The Company currently has nominal cash reserves and no cash flow from operations. Until such time as the financial condition of the Company improves, the Company's Directors and Officers have agreed to manage the Company by receiving payment in "Series A" Preferred stock in lieu of cash consideration.

Project Development Guidelines

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

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15(b), Company's executive management, including the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report. As required by Rule 13a-15(d), the Company's executive management, including the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, also conducted an evaluation of the Company's internal control over financial reporting to determine whether any changes occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there has been no such change during the period covered by this report.

ENDEVCO, INC. AND SUBSIDIARIES
September 30, 2003

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Legal Proceedings for the Nine Months Ended September 30, 2002:

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

The Company received an unfavorable final judgment and notice of award resulting from the Arbitration (NOTE 6 of financial statements). This unfavorable ruling resulted in the Company losing an asset valued in the hundreds of million of dollars. Consequently, as a result of the unfavorable ruling, the Company's managment negotiated the aforementioned settlement agreement with Occidental.

Adair International Oil & Gas, Inc. vs. John W. Adair, Jalal Alghani and Vivian Quintero vs. Adair International Oil & Gas, Inc., etal - Cause No. 2001-63909, 55th District Court, Harris County, Texas. The Company's claims in the suit against John W. Adair ("Adair"), Jalal Alghani ("Alghani") and Vivian Llerena Quintero ("Quintero") involve allegations of fraud, conspiracy and breach of fiduciary duties owed to the Company by Mr. Adair and Mr. Alghani while they were officers and directors of the Company prior to their removal from the AIGI Board of Directors at the Company's annual shareholders meeting on August 5, 2002. The Company's claims in the suit against Ms. Quintero involve allegations of fraud, conspiracy and breach of fiduciary duties while she was employed by the Company as office manager and personal assistant to Mr.Adair when he was Chairman and CEO of the Company.

After the Company's claims were filed in the suit, Mr. Adair, Mr. Alghani and Ms. Quintero filed "counter claims" against the Company on November 9, 2002 alleging standing to sue as shareholders of the Company. Mr. Adair, Mr. Alghani and Ms. Quintero also filed the above described "counter claims" against Richard G. Boyce, Larry Swift, Gene Ackerman, David Crandall, Chris A. Dittmar, John A. Brush, Charles R. Close, and Shareholders Committed to Restoring Equity Group, Inc. ("SCORE").

The Company subsequently filed a motion for summary judgment on April 29 and the Court on July 11 and again by clarified its ruling on September 23, 2003, ordered the Company's motion for summary judgment be granted as to all claims in Defendant's / Counter Plaintiff's second amended petition, including the claim of conspiracy to commit defamation, with the exception of the common law defamation claim against the Company, SCORE and Mr. Boyce. The Company has denied the allegation and the Board of Directors has determined it is the best interest of the Company to assume the defense of SCORE and Mr. Boyce and to indemnify same in its defense of this sole remaining allegation filed by Mr. Adair, Mr. Alghani and Ms. Quintero.

The Company on August 23 and September 4, 2003 filed an amended petition adding the additional Defendants Chase Mellon Shareholder Services, Inc., Mellon Investor Services, LLC, U.S. Stock Transfer Corporation, Union Securites, Ltd., Merrill, Lynch, Pierce, Fenner & Smith, Inc., Tatiana Roa, Braden, Bennick, Goldstein, Gazaway, & Co., Jack Sisk & Co, Jackson & Rhodes, P.C., John W. Adair, Jalal Alghani and Vivian Llerena Quintero and their co-conspirators, jointly and severally, and in favor of Adair International Oil & Gas, Inc. for the sum of up to five hundred million dollars ($ 500,000,000) in actual damages and punitive damages against each of said Defendants as assessed by the jury and for such other and further relief to which AIGI may show to be justly entitled.

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

ENDEVCO, INC. AND SUBSIDIARIES
September 30, 2003

PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company filed Definitive Proxy Materials with the Securities and Exchange Commission on August 14, 2003. The Notice Date of this Proxy Statement is August 18, 2003. Proxy materials including the Proxy Statement, Proxy Ballot Card and the 2002 Form 10K were mailed to all shareholders of record on or about August 18.

The Board of Directors of the Company fixed the close of business on August 1, 2003 as the record date for the determination of shareholders entitled to notice and to vote at the Annual Meeting. As of August 1, 2003, the Corporation had 150,000,000 outstanding shares of Common stock entitled to vote and 1,571,282 shares of "Series A" Preferred stock entitled to vote. In order for shares to be voted, they must have been held as of the record date.

The Board of Directors fixed Friday, September 12, 2003 as the date for the Annual Meeting of Shareholders, which was convened at 3000 Richmond Avenue, Third Floor Conference Room, Houston, Texas 77098 at 9:00 A.M. local time.

The Items of Business brought before the shareholders for consideration and were approved:

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

ITEM 5. OTHER INFORMATION

Officer Compensation - On September 13, 2003, the Board of Directors approved compensation for several individuals who have assumed roles of management for the Company. As Board members, Chris A. Dittmar and Richard G. Boyce recused themselves from these deliberations to avoid a potential conflict of interest. Compensation was discussed and set for Mr. Dittmar as Chief Executive Officer and Corporate Secretary, Mr. Boyce as Chief Operating Officer and Larry Swift as Chief Financial Officer. The salaries are commensurate with the amounts paid to the previous management. Further, the Board stipulated, again with Mr. Dittmar and Mr. Boyce recusing themselves in their capacity as Directors, that the Company shall only owe these funds to these individuals in the event that the Corporation either receives funds or regains the ability to issue stock in lieu of cash. Finally, the Board stipulated these individuals will have the option to determine what portion of their compensation they are to receive in cash or stock.

Chris A. Dittmar	56	Chief Executive Officer	$240,000
Richard G. Boyce	49	Chief Operating Officer	$240,000
Larry Swift	49	Chief Financial Officer	$144,000

ENDEVCO, INC. AND SUBSIDIARIES
September 30, 2003

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8 -K

(a) Exhibits

31.1 Certification by CEO and CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.2 Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

Report filed September 16, 2003 on the Annual Shareholder Meeting Voting Results.

SIGNATURES

In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 14, 2003.

ENDEVCO, INC.

/s/ Chris A. Dittmar

-----------------------------

Chris A. Dittmar

Chief Executive Officer and Director

/s/ Richard G. Boyce

------------------------------
Richard G. Boyce

Chief Operating Officer and Director

/s/ Larry Swift

-----------------------------

Larry Swift

Chief Financial Officer

John A. Brush

/s/ John A. Brush

----------------------------

Non-Executive Director

Charles R. Close

/s/ Charles R. Close

--------------------------

Non-Executive Director

E. Barger Miller III

/s/ E. Barger Miller III

--------------------------

Chairman and Non-Executive Director

ENDEVCO, INC. AND SUBSIDIARIES
September 30, 2003

Exhibit 31.1

SECTION 302 CERTIFICATION

CERTIFICATION

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

Date: November 14, 2003

/s/ Chris A. Dittmar

Chief Executive Officer and Director

ENDEVCO, INC. AND SUBSIDIARIES
September 30, 2003

CERTIFICATION (cont)

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

Date: November 14, 2003

/s/ Richard G. Boyce

Chief Operating Officer and Director

ENDEVCO, INC. AND SUBSIDIARIES
September 30, 2003

CERTIFICATION (cont)

I, Larry Swift, certify that:

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

Date: November 14, 2003

/s/ Larry Swift

Chief Financial Officer

ENDEVCO, INC. AND SUBSIDIARIES
September 30, 2003

CERTIFICATION (cont)

Exhibit 32.2

SECTION 906 CERTIFICATION

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of EnDevCo, Inc. (the "Company") on Form 10-QSB for the quarter ending September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Chris A. Dittmar, Chief Executive Officer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report full complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: November 14, 2003

/s/ Chris A. Dittmar

Chief Executive Officer

In connection with the quarterly report of EnDevCo, Inc. (the "Company") on Form 10-QSB for the quarter ending September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard G. Boyce, Chief Operating Officer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report full complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: November 14, 2003

/s/ Richard G. Boyce

Chief Operating Officer

In connection with the quarterly report of EnDevCo, Inc. (the "Company") on Form 10-QSB for the quarter ending September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Larry Swift, Chief Financial Officer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report full complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: November 14, 2003

/s/ Larry Swift

Chief Financial Officer