Form 10KSB
period 2003-12-31
ENDEVCO INC
filed 2004-03-31
CIK 355300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 2003.

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

[X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The aggregate market value of common stock held by non-affiliates of the registrant at December 31, 2003, based upon the last closing price on the OTCBB on December 31, 2003, was $1,500,000. As of December 31, 2003, there were 150,000,000 shares of Common Stock and 4,150,495 shares of Preferred Stock outstanding. The total number of Common shares authorized is 500,000,000 and the total number of Preferred shares authorized is 5,000,000 for the Corporation..

Documents incorporated by reference: Adair International Oil and Gas, Inc. Form 10KSB for the years ending December 31, 2002 and December 31, 2001, Form 8K/A, "Change in Registrants Certifying Accountants" filed April 11, 2003, Form 8K, "Other Events - Notice of Arbitration Award", filed June 26, 2003, Form 8K, "Other Events - Notice of Change of Transfer Agent" filed July 8, 2003, Form 8K, "Other Events - Annual Shareholder Meeting Voting Results" filed September 16, 2003.

Transitional Small Business Disclosure Format: [ ] Yes [X] No

ENDEVCO, INC.
AND SUBSIDIARIES

TABLE OF CONTENTS
DECEMBER 31, 2003

PART I

ITEM 1. DESCRIPTION OF BUSINESS

INTRODUCTION AND BUSINESS PLAN

EnDevCo, Inc. (the "Company") was originally incorporated in the state of Texas on November 7, 1980, as Roberts Oil and Gas, Inc. Roberts Oil and Gas, Inc. registered its shares of common stock with the Securities and Exchange Commission ("SEC") and began filing periodic reports pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"). In July 1997, Roberts Oil and Gas, Inc. changed its name to Adair International Oil and Gas, Inc., which was traded on the Over the Counter Bulletin Board ("OTCBB") under the stock symbol AIGI. Following a proxy contest the Company's shareholders elected an entirely new Board of Directors August 5, 2002 with the mandate to implement good corporate governance and return the Company back to profitability. In September 2003, the Company changed its name to EnDevCo, Inc. and its stock symbol to ENDE.

EnDevCo, Inc. has adopted the following mission statement:

"We will maximize shareholder value through the integration of energy and power generation assets while maintaining the highest ethical standards"

ITEM 2. DESCRIPTION OF PROPERTIES

OIL & GAS EXPLORATION

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

Gulf of Mexico Option - On December 28, 2003, the Company entered into an agreement with Pine Curtain Production Company, LLC wherein the Company has the option to participate in an undivided interest of 50% of the seller's undivided interest in lease holding rights to include seller's proprietary geological, geophysical and engineering data relating to the following Gulf of Mexico Blocks: East Cameron Blocks 71 & 72, Eugene Island Block 294, and Chandeleur Block 14. The purchase price was $1,000,000 paid in 500,000 preferred shares valued at $1.00 per share and with a note payable for $500,000.

Pointe Noire Gas Feasibility Study, Republic of Congo - The Company and the Republic of Congo government signed an agreement to conduct a Feasibility Study for the Creation of an Industrial Free Trade Zone at Pointe Noire (Republic of Congo). The Company has engaged a consulting engineering company to assist in the development of the requisite work program, cost estimates and economic sensitivity studies to determine the overall economic feasibility of this project. The Company currently holds no interest in properties in the Republic of Congo, but in the event that the Pointe Noire project is deemed to be commercially feasible, and at the time that necessary project financing can be secured, the Company may enter into a Production Sharing Agreement with the Republic Congo for rights to drill and produce oil and gas in certain offshore fields currently the subject of the feasibility study. Additionally, the Company anticipates that it would enter into definitive agreements with the Republic of Congo to manage the development of the Industrial Free Trade Zone at Pointe Noire.

Rio Magdelena Option, Colombia - On September 25, 2003, the Company purchased from Harvest Production Company, LLC an option to participate with Argosy Energy International, in the acquisition and processing of 101 kilometers of 2D seismic, and a continuing option to participate on a joint venture basis in wells to be drilled after the interpretation of that seismic on their Rio Magdelena Association Contract comprising 58,546 hectares (144,600 acres) situated in the Upper Magdelena River region of Colombia. The purchase price was $1,000,000 paid in preferred shares.

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

TRANSFER AGENT AND REGISTRAR

On July 8, 2003, the Company appointed Superior Stock Transfer, Inc., 2425 Fountainview Drive, Suite 215, Houston, TX 77057 (713) 977-4662 as the Transfer Agent to handle securities transactions for EnDevCo, Inc. Superior Stock Transfer, Inc. is a wholly owned subsidiary of EnDevCo, Inc.

The Company's transfer agent from March 15, 2002 - July 7, 2003 was US Stock Transfer, 1745 Gardena Ave., Glendale, CA 91204 (818) 502-1404.

The Company's transfer agent prior to US Stock Transfer was Chase Mellon Shareholder Services, 400 South Hope Street, 4th Floor, Los Angeles, CA 90071.

RISK FACTORS

The prospects of the Company are subject to a number of risks. There may exist, however, other factors which constitute additional risks, but which are not currently foreseen or fully appreciated by management.

Liquidity and Capital Resources

The Company has incurred net operating losses since the fiscal year ended May 31, 1997 and currently has negative working capital. The Company has no operations at this time that provide working capital. The Company is seeking project based financing to secure the necessary funds to participate in projects. There is no assurance that the Company will be able to secure adequate financing to fund operations.

Insufficiency of Working Capital

As noted above, the Company has a historical working capital deficit and under previous management depended on the sale of its Common stock to obtain working capital. With approval by the shareholders to increase the authorization of Common stock for the Company, a Securites Registration Statement will be prepared which will allow for the sale of Common stock to raise working capital for the Company. Unless project based funding can be found that will generate capital to allow the Company to begin receiving income from operations, the Company will remain in a relatively inactive state due to the lack of additional working capital until the SEC approves the Company's Securities Registration Statement. No assurance can be given that funds will be available from any source when needed by the Company or, if available, upon terms and conditions reasonably acceptable to the Company.

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

Foreign Political Climate

The Company has direct oil and gas interests in the United States and the Republic of Colombia. Countries that the U.S. government has placed on the list believed to harbor terrorists will be subjected to increased scrutiny by U.S. Federal authorities. As these types of events mature, the properties held by the Company in Colombia may be subject to embargo or other restrictions in support of U.S. governmental policies.

Colombia

Colombia remains a challenging political climate for the conduct of international business. Political changes are observed on the horizon that will improve the security and business climate of the country. However, any negative changes in the political climate of Colombia could have a negative impact on the Company, up to and including the complete loss of these interests.

International Operations

The Company anticipates that a significant portion of its future international revenues could be derived from its oil and gas and other investment interests located in foreign countries. Currency controls and fluctuations, royalty and tax rates, import and export regulations and other foreign laws or policies governing the operations of foreign companies in the applicable countries, as well as the policies and regulations of the United States with respect to companies operating in the applicable countries, could all have an adverse impact on the operations of the Company.

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

ITEM 3. LEGAL PROCEEDINGS

Legal Proceedings for the Year Ended December 31, 2003:

Occidental Yemen Sabtain, Inc. and Saba Yemen Oil Company Ltd. v. Adair Yemen Exploration, Ltd. Adair Yemen Exploration, Ltd. is a wholly owned subsidiary of the Company. It was named as the Respondent in the matter of Occidental Yemen Sabatain, Inc. ("Occidental") and Saba Yemen Oil Company Ltd. ("Saba") v. Adair Yemen Exploration, Ltd. ("Adair Yemen") in a Request for Arbitration filed with the International Chamber of Commerce in Paris, France on July 10, 2001. The Claimants, Occidental and Saba, assert that Adair Yemen breached various agreements to which Occidental, Saba and Adair Yemen are parties and requested that Adair Yemen forfeit and reassign its 30% working interest in the project to Occidental and Saba.

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

The Final Award ("Award") requires AYEL to assign all of it rights concerning it's 30% Working Interest in the Yemen Block 20 Production Sharing Agreement to Occidental Yemen Sabatain, Inc. Additionally the Award directs AYEL to pay Claimants the following amounts:

Category	Amount USD

Unpaid Cash Calls	$ 2,841,108
Accrued Interest on Unpaid Cash Calls*	$ 78,445
Damages	$ 111,255
Court Costs	$ 250,000
Claimants Legal Expenses	$ 1,174,845

Total	$ 4,455,653

*Respondent ordered to pay interest at a rate of 3.338%, compounded monthly, from March 16, 2003 to the date of payment by it to the Claimants.

This unfavorable ruling resulted in the Company losing an asset valued in the hundreds of millions of dollars and having an obligation to pay $4,455,653 in unpaid cash calls, interest, actual damages, Court costs and Claimant's legal expenses. Consequently, the Company's managment negotiated a settlement agreement with Occidental, whereby the Company is no longer obligated and will not have to pay the aforementioned costs in exchange for it's support in assigning it's 30% working interest to Occidental.

Adair International Oil & Gas, Inc. vs. John W. Adair, Jalal Alghani and Vivian Quintero vs. Adair International Oil & Gas, Inc., et al Cause No. 2001-63909, 55th District Court, Harris County, Texas. The Company's claims in the suit against John W. Adair ("Adair"), Jalal Alghani ("Alghani") and Vivian Llerena Quintero ("Quintero") involve allegations of fraud, conspiracy and breach of fiduciary duties owed to the Company by Mr. Adair and Mr. Alghani while they were Officers and Directors of the Company prior to their removal from the Board of Directors at the Company's annual shareholders meeting on August 5, 2002. The Company's claims in the suit against Ms. Quintero involve allegations of fraud, conspiracy and breach of fiduciary duties while she was employed by the Company as office manager and personal assistant to Mr.Adair when he was Chairman and CEO of the Company.

After the Company's claims were filed in the suit, Mr. Adair, Mr. Alghani and Ms. Quintero filed "counter claims" against the Company on November 9, 2002 alleging standing to sue as shareholders of the Company. Mr. Adair, Mr. Alghani and Ms. Quintero also filed the above described "counter claims" against Richard G. Boyce, Larry Swift, Gene Ackerman, David Crandall, Chris A. Dittmar, John A. Brush, Charles R. Close, and Shareholders Committed to Restoring Equity Group, Inc. ("SCORE Group").

The Company subsequently filed a motion for summary judgment on April 29 and the Court on July 11 and again by clarified its ruling on September 23, 2003, ordered the Company's motion for summary judgment be granted as to all claims in Defendant's / Counter Plaintiff's second amended petition, including the claim of conspiracy to commit defamation, with the exception of the common law defamation claim against the Company, SCORE Group and Mr. Boyce. The Company has denied the allegation and the Board of Directors has determined it is the best interest of the Company to assume the defense of SCORE Group and Mr. Boyce and to indemnify both in its defense of this sole remaining allegation filed by Mr. Adair, Mr. Alghani and Ms. Quintero.

The Company on August 23 and September 4, 2003 filed an amended petition adding the additional Defendants Chase Mellon Shareholder Services, Inc., Mellon Investor Services, LLC, U.S. Stock Transfer Corporation, Union Securites, Ltd., Merrill, Lynch, Pierce, Fenner & Smith, Inc., Tatiana Roa, Braden, Bennick, Goldstein, Gazaway, & Co., Jack Sisk & Co, Jackson & Rhodes, P.C., John W. Adair, Jalal Alghani and Vivian Llerena Quintero and their co-conspirators, jointly and severally, and in favor of the Company for the sum of up to five hundred million dollars ($ 500,000,000) in actual damages and punitive damages against each of said Defendants as assessed by the jury and for such other and further relief to which the Company may show to be justly entitled.

Although some discovery in this case was secured before the change of control of the Company occurred as a result of the Annual Shareholders Meeting on August 5, 2002, there has been no further formal discovery to date other than the Company and Mr. Boyce's responses to requested discovery. A November 2004 trial date has been set and the Company will continue to vigorously pursue this complex case.

The Company is a party to various claims and litigation. Although no assurances can be given, the Company believes, based on its experience to date, that the ultimate resolution of such items, individually or in the aggregate, could have a material adverse impact on the Company's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company filed Definitive Proxy Materials with the Securities and Exchange Commission on August 14, 2003. The Notice Date of this Proxy Statement is August 18, 2003. Proxy materials including the Proxy Statement, Proxy Ballot Card and the 2002 Form 10K were mailed to all shareholders of record on or about August 18, 2003.

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

The Items of Business brought before the shareholders for consideration that were approved are as follows:

  Amend the bylaws of the Corporation to expand the Board of Directors to Five (5) Members.
  Amend the bylaws of the Corporation to establish staggered terms of office for the Board of Director Members.
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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

The Company's Common Stock is currently traded on the over the counter bulletin board ("OTCBB") under the symbol "ENDE." The following table sets forth, for the periods indicated, the high and low closing bid prices for the Common Stock of the Company as reported on the OTCBB. The bid prices reflect interdealer quotations, do not include retail mark ups, markdowns or commissions and do not necessarily reflect actual transactions.

COMMON STOCK PRICE RANGE
Year	Quarter Ended	High Bid	Low Bid	Shares Outstanding
2003	Dec 31	$ 0.02	$ 0.01	150,000,000
	Sep 30	$ 0.02	$ 0.01
	Jun 30	$ 0.03	$ 0.01
	Mar 31	$ 0.05	$ 0.01

2002	Dec 31	$ 0.02	$ 0.01	150,000,000
	Sep 30	$ 0.03	$ 0.01
	Jun 30	$ 0.04	$ 0.01
	Mar 31	$ 0.07	$ 0.02

2001	Dec 31	$ 0.06	$ 0.06	97,080,295
	Sep 30	$ 0.09	$ 0.08
	Jun 30	$ 0.18	$ 0.02
	Mar 31	$ 0.33	$ 0.30

On December 31, 2003, the closing price for the Common Stock of the Company on the OTCBB was  $0.01. Also on December 31, 2003, there were approximately 9,500 stockholders of record of the Common Stock, including broker/dealers holding shares beneficially owned by their customers.

Notice of Future Dilution of Shareholders -

At the annual shareholders meeting held on September 12, 2003, the shareholders approved an increase of the total number of authorized common shares to 500,000,000. The Board of Directors passed a Corporate Resolution that reads, "Pursuant to and in accordance with Article 2.13 of the Texas Business Corporation Act of the State of Texas the Company does hereby certify that, pursuant to the authority conferred on the Board of Directors by the Articles of Incorporation of the Corporation, and pursuant and in accordance with Article 2.13 of the Texas Business Corporation Act of the State of Texas, said Board of Directors, pursuant to unanimous written consent dated December 9, 2002, duly adopted a resolution providing for the authorization and issuance of 5,000,000 shares of "Series A" Convertible Preferred Stock, $0.01 par value per share (the "Series A" Preferred Stock).

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

SALES OF UNREGISTERED SECURITIES DURING 2003

During the year ended December 31, 2003, the Company did not sell any unregistered securities. During the year ended December 31, 2002, the Company issued unregistered securities in reliance upon exemptions from registration under the Securities Act of 1933 as amended (the "Act") as provided in Section 4(2) thereof. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in nor did the Company pay any commissions or fees to any underwriter in connection with any of these transactions. None of the transactions involved a public offering.

The Company issued stock in lieu of cash in transactions summarized as follows for the year ended December 31, 2003. The Summary Compensation Table included as Item 10, "Executive Compensation", details the number of shares issued for compensation to each Company officer during the respective time period that they have been employed by the Company.

	December 31, 2003			December 31, 2002
Nature of Transaction	Common Stock	Preferred Stock	Amount	Common Stock	Preferred Stock	Amount
Officer's & Director's Compensation	--	863,500	$ 863,500	--	--	--
Employee's Salaries	--	168,000	168,000	5,553,594	--	$ 447,667
Other Costs & Expenses	--	3,118,995	3,118,995	558,086	--	477,923
	__________	__________	__________	__________	__________	__________
Totals	--	4,150,495	$ 4,150,495	6,111,680	--	$ 963,090
	=========	=========	=========	=========	=========	=========

All Common Stock issued in 2002 was issued by Mr. Adair and Mr. Alghani.

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

GENERAL COMMENTS ON BUSINESS PLAN

The Board of Directors has passed a unaminous resolution to change the name of the Corporation to EnDevCo, Inc. The shareholders approved the name change at the Annual Meeting held on September 12, 2003. The new ticker symbol is "ENDE".

EnDevCo, Inc., a shortened version of the Energy Development Company, establishes an identity that is consistent with the business development activities currently underway to revitalize the Corporation. The Company is involved in several energy related development projects that transcend the traditional business scope of oil and gas exploration and production. These activities include the possible development of an industrial free trade zone in the Republic of Congo that includes aspects of traditional offshore natural gas drilling and production, natural gas storage, oil and condensate production for export, LPG production and bottling, large scale electrical power generation and development and administration of an industrial park that includes a wide variety of possible industrial plants and services. Additionally, the Company is investigating investment in the development of new technologies for the enhancement of oil and gas production, utilizing that technology to gain leverage in the purchase of domestic natural gas production. The Company intends to pursue the development of natural gas fired power plants both in domestic and international venues.

This new corporate identity and our wide variety of activities are better described to new investors as the Energy Development Company, EnDevCo, Inc.

POWER DEVELOPMENT

The Company intends to pursue the development of power projects in both domestic and international venues. As a result of the downturn in the world economy following September 11, 2001 and in the wake of severe financial results in most sectors of the power industry in the United States since that time, the business model for this industry is currently undergoing a transformation. The Company is currently monitoring several new opportunities and has identified qualified individuals that will be hired at an appropriate time to identify and pursue power development projects. The Company continues to believe that the long-term need for new power plants will be significant, particularly as the national economy recovers and older, less efficient generating assets need to be replaced. Currently, the Company does not anticipate any near term positive economic impact from this sector of our business.

Power Plant Development - Pointe Noire Industrial Free Trade Zone, Republic of Congo - The Company and the Republic of Congo government signed an agreement to conduct a Feasibility Study for the development of an Industrial Free Trade Zone ("IFTZ") at Pointe Noire (Republic of Congo). The Company currently holds no interest in properties in the Republic of Congo, but in the event that the Pointe Noire project is deemed to be commercially feasible, and at the time that necessary project financing can be secured, the Company anticipates that it would enter into definitive agreements with the Republic of Congo to manage the development of the IFTZ at Pointe Noire. A significant aspect of this development would entail construction and operation of a 600 megawatt, thermal power plant, fueled by natural gas produced from fields located nearby in offshore waters. Successful development of this project will require the Company to secure a definitive Power Purchase Agreement with an as yet unidentified end user for the power generated by this project. The Company has identifed several possible end users for the power, but is still in the process of documenting the overall economic feasibility of the project. The Company has engaged a consulting engineering company to assist in the development of the requisite work program, cost estimates and economic sensitivity studies to determine the overall economic feasibility of this project.

OIL AND GAS EXPLORATION AND DEVELOPMENT

The Company is pursuing oil and gas exploration and development opportunities in both domestic and international venues. The Company has identified four blocks in the Gulf of Mexico that will provide it with the opportunity to participate in the drilling of low risk, development wells. The blocks are currently in production and as a result of recently acquired 3D seismic data integrated with previously known geological and engineering data, additional low risk development drilling opportunities have been identified. Participation in these types of relatively low risk and low cost wells will provide near term cash flow to support the activities of the Company.

Additionally, the Company has identified several other exploration projects that carry significant upside potential (although at higher risk). The Company currently holds agreements to farmin to these projects which are located on the western coast of Newfoundland and in the Rio Magdelena Valley of Colombia. Our exploration teams are also evaluating other opportunities located in South America and West Africa.

Gulf of Mexico Option - On December 28, 2003, the Company entered into an agreement with Pine Curtain Production Company, LLC wherein the Company has the option to participate in an undivided interest of 50% of the seller's undivided interest in lease holding rights to include seller's proprietary geological, geophysical and engineering data relating to the following Gulf of Mexico Blocks: East Cameron Blocks 71 & 72, Eugene Island Block 294, and Chandeleur Block 14. The purchase price was $1,000,000 paid in 500,000 preferred shares valued at $1.00 per share and with a note payable for $500,000.

Rio Magdelena Option, Colombia - On September 25, 2003, the Company purchased from Harvest Production Company, LLC an option to participate with Argosy Energy International, in the acquisition and processing of 101 kilometers of 2D seismic, and a continuing option to participate on a joint venture basis in wells to be drilled after the interpretation of that seismic on their Rio Magdelena Association Contract comprising 58,546 hectares (144,600 acres) situated in the Upper Magdelena River region of Colombia. The purchase price was $1,000,000 paid in preferred shares.

Pointe Noire Gas Feasibility Study, Republic of Congo - The Company and the Republic of Congo government signed an agreement to conduct a Feasibility Study for the development of an Industrial Free Trade Zone ("IFTZ") at Pointe Noire (Republic of Congo). The Company has engaged a consulting engineering company to assist in the development of the requisite work program, cost estimates and economic sensitivity studies to determine the overall economic feasibility of this project. The Company currently holds no interest in properties in the Republic of Congo, but in the event that the Pointe Noire project is deemed to be commercially feasible, and at the time that necessary project financing can be secured, the Company may enter into a Production Sharing Agreement with the Republic Congo for rights to drill and produce gas from certain offshore fields currently the subject of the feasibility study. Additionally, the Company anticipates that it would enter into definitive agreements with the Republic of Congo to manage the development of the IFTZ at Pointe Noire.

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

YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

Revenues -During the period reported, Revenues increased from $2,286 to $1,513,419.

This increase of $1,511,133 is due to consulting fees and the proper accounting treatment of royalty income.

Cost of Revenues - During the period reported, Cost of Revenues increased from zero to $1,496,500.

This increase is due to recognition of payments to the Congo subcontractor.

Costs and Expenses -During the period reported, Expenses decreased from $10,580,410 to $2,189,744, a decrease of $8,390,666.

  "General and Administrative Expense" decreased from $2,454,944 in 2002 to $67,575 in 2003. This decrease of $2,387,369 is primarily the result of the Company's efforts to keep overhead as low as possible.
  "Salaries and wages paid in stock" increased from $187,667 for 2002 to $1,031,500 in 2003. This increase of $843,833 is due to the payment of officer and director compensation due for both 2002 and 2003 in preferred stock.
  "Other Expenses Paid in Stock" increased from $27,923 in 2002 to $168,368 in 2003. This increase of $140,445 is the result of payments for expenses to keep the Company in compliance with SEC regulations, payments for legal expenses and operational activities.
  "Impairment Loss on Assets" decreased from $7,325,716 in 2002 to zero in 2003. This decrease is due to impairment loss recognized in 2002.
  "Shares Issued for Reduced Value" decreased from $382,478 in 2002 to zero in 2003. This decrease is due to the good corporate governance adhered to by new management.
  "Interest expense" decreased from $101,276 in 2002 to $25,332 in 2003. This decrease of $75,944 is due to the negotiated settlement to zero in 2003 of the interest on unpaid cash calls for Yemen Block 20.
  "Other expenses" increased from $100,406 in 2002 to $896,969 in 2003. This increase of $796,563 resulted from the payment of proxy contest expenses incurred to remove previous management..

Other Income and Expenses - During the period reported, Other Income and Expenses increased from $717,526 in 2002 to $2,157,623 in 2003, an increase of $1,440,097.

  "Interest Income" decreased from $11,308 in 2002 to $5,346 in 2003. This decrease of $5,962 is due to a reduced interest rate earned on the "Investment - Letter of Credit on Deposit".
  "Loss on Abandonment of Assets" increased from $728,834 in 2002 to $2,162,969 in 2003. This increase of $1,434,135 is due to abandonment of assets in 2003.

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

ITEM 7. FINANCIAL STATEMENTS

The information required hereunder is included in this report as set forth on pages 23 - 37.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As reported on a Form 8-K/A dated April 10, 2003, on March 28, 2003 the Company appointed the accounting firm of Clyde Bailey, P.C. ("Bailey") as independent certifying accountant for fiscal 2002 to replace Malone & Bailey, PLLC ("M&B") effective with such appointment. This action is a result of the Board's desire to insure shareholders of reliable and independent financial disclosure and as part of that strategy, to make a "clean break" from those optional relationships established by previous management. The Board believes that this action is consistent with the mandate received from the shareholders at the Company's Annual Shareholders Meeting held on August 5, 2002.

M&B reported on the Company's financial statements for fiscal year 2001 and for the periods ended March 31, 2002, June 30, 2002 and September 30, 2002. The reports of M&B for these periods did not contain any adverse opinion, disclaimer of opinion, or any other modification.

ITEM 8A. CONTROLS AND PROCEDURES

Our management, with the participation or under the supervision of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining disclosure controls and procedures and internal control over financial reporting for the Company in accordance with the requirements of the Exchange Act. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures and our internal control over financial reporting as of December 31, 2003. Based on their evaluation, they have concluded that the controls and procedures are effective. They also determined that there were no changes in our controls or procedures during 2003 that have materially affected or are reasonably likely to materially affect our internal control of financial reporting.

Our disclosure controls and procedures have been designed to ensure that material information about our business and operations is accumulated, recorded and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to make timely decisions on required public disclosure. They are also intended to provide a framework for making sure that all information required to be disclosed in our current and periodic reports under the Exchange Act is processed and publicly reported by us within the prescribed time periods for our filing of those reports with the SEC.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The following table sets forth the directors and executive officers of the Company.

Name	Age	Title
Richard G. Boyce	49	Director - Chief Operating Officer
John A. Brush	49	Director
Charles R. Close	44	Director
Chris A. Dittmar	56	Director - Chief Executive Officer, Corporate Secretary
E. Barger Miller III	65	Director - Chairman of the Board
Larry Swift	49	Chief Financial Officer, Assistant Corporate Secretary

At the Annual Shareholder Meeting held on September 12, 2003 the shareholders approved a proposal to establish staggered terms of service for Board of Director members and to increase the number of members of the Board of Directors to five (5). Two (2) members will serve three (3) years: Richard G. Boyce and Chris A. Dittmar. Two (2) members will serve two (2) years: John W. Brush and Charles R. Close. One (1) member will serve one (1) year: E. Barger Miller III. Once elected, Directors hold office until their term of service expires or until their successors are elected and qualified. Officers serve at the discretion of the Board of Directors. There is no family relationship between or among any of the directors and executive officers of the Company.

BIOGRAPHIES

Richard G. Boyce - Director and Chief Operating Officer - In addition to serving on the Board of Directors of EnDevCo, Inc. Mr. Boyce is also serving as the Chief Operating Officer with responsibility for all activities of the Company. In addition to his activities with the Company, Mr. Boyce maintains an active geological consulting practice in Dallas, Texas.

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

Mr. Boyce graduated from the Colorado School of Mines in l978 with a Bachelor of Science degree in Geophysical Engineering and currently maintains active membership in the American Association of Petroleum Geologists, the Society of Exploration Geophysicists and the Association of International Petroleum Negotiators professional organizations. Mr. Boyce is a registered geophysicist licensed by the State of Texas Board of Professional Geoscientists.

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

John A. Brush graduated from the South Texas College of Law, Houston, Texas with a Juris Doctorate. Mr. Brush completed his undergraduate studies at the University of Michigan, receiving a Bachelor of Arts degree in Political Science. Mr. Brush has been admitted to the State Bar of Texas and is a member of the American Bar Association and the Houston Bar Association. He is also a member of the American Corporate Counsel Association, the American Association of Professional Landmen, the Association of International Petroleum Negotiators, the Natural Gas Association of Houston and New Orleans and the Houston Producers Forum.

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

Chris A. Dittmar - Director, Chief Executive Officer and Corporate Secretary - In addition to serving on the Board of Directors, Mr. Dittmar is currently serving as Chief Executive Officer and Corporate Secretary of EnDevCo, Inc. Mr. Dittmar is also the Chief Executive Officer of Alliance Energy Corporation. Alliance is a privately held corporation currently engaged in oil and gas exploration and production activities, and power development on an international basis.

Mr. Dittmar was the Chairman, President and CEO of Xavier Corporation from 1993-1997. Xavier was an independent exploration and production corporation principally engaged in the acquisition and development of natural resources in the Former Soviet Union ("FSU"). It entered into joint ventures and technical service agreements with Russian entities for the exclusive exploration, development, production, processing and marketing of oil and gas reserves in excess of two billion barrels. While with Xavier, Mr. Dittmar developed the corporate business plan and raised $100 million dollars of equity and debt equity financing for it's implementation. Mr. Dittmar also has extensive experience recruiting and managing senior management teams required to implement large-scale international operations.

Prior to 1993, Mr. Dittmar operated a private investment entity for family oil and gas investments and has held previous positions as Assistant Controller for Occidental Chemical Company and Audit Manager for Occidental Petroleum Corporation as well as a Senior Accountant at Aluminum Company of America.

Mr. Dittmar graduated from Cleveland State University, Cleveland, Ohio with a Juris Doctor. Mr. Dittmar completed his undergraduate studies at Iowa State University graduating with a Bachelor of Science in Economics and Finance. He is an active member in the Association of International Petroleum Negotiators.

E. Barger Miller III - Director and Chairman of the Board - Mr. Miller is the President of E.B. Miller & Co., ("Miller & Co."), which provides business development consulting and investment banking/project finance assistance with an emphasis on Latin American projects. Based in Houston, Texas, Miller & Co. is involved in various international oil and gas projects including a 2,500 barrel per day refinery in Bolivia.

Mr Miller's experience spans a career of over forty years in all aspects of oil and gas development including experience with Exxon Corporation, USA as an engineer, business analyst and products trader. He has also worked extensively for approximately half of his career in the investment banking and venture captial markets with both private and public institutions with a focus on private placements, project financings, debt and equity financing, leveraged buyouts, divestitures and acquisitions. Additionally, Mr. Miller has served in the position of CEO, President and Director of Minden Oil and Gas, Inc., which was an independent exploration and production company.

Mr. Miller graduated from Northwestern University, Chicago, Illinois with an MBA in Finance and from Stanford University, Palo Alto, California with a B.S. in Chemistry.

Larry Swift - Chief Financial Officer and Assistant Corporate Secretary - Mr. Swift is currently serving as Chief Financial Officer and Assistant Corporate Secretary of EnDevCo, Inc. Mr. Swift came to work at EnDevCo, Inc. in October 2000 as Assistant Controller and became Controller in August 2002. Mr. Swift became Chief Financial Officer in September 2003.

Prior to working at EnDevCo, Inc., Mr. Swift worked in public accounting for 9 years primarily doing tax work. Mr.Swift has also held positions as Internal Auditor for Harris County Texas, Field Tax Auditor for the State of Hawaii and Agent for the Nevada Gaming Control Board in Las Vegas, Nevada.

Mr. Swift graduated from Texas Tech with a Master of Science in Accounting in Tax and from the University of Nevada at Reno with a Bachelor of Science in Accounting. Mr. Swift is a Certified Public Accountant.

SECTION 16(A) BENEFICIAL OWNERSHP REPORTING COMPLIANCE

Richard G. Boyce, John A. Brush and Charles R. Close all filed FORM 4 reports during 2003 and Chris A. Dittmar and Larry Swift filed FORM 4 reports during 2004 concerning receipt of Preferred stock as compensation from the Company.

dB LLC, Mirando Energy Corporation and SCORE Group, Inc. all filed SCHEDULE 13D reports during 2003 concerning the acquisition of beneficial ownership of Preferred stock of the Company.
Harvest Production Company, LLC, and Pine Curtain Production Company, LLC filed Schedule 13D reports in January 2004 concerning the acquisition of beneficial ownership during 2003 of Preferred stock of the Company.

ITEM 10. EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

Beginning in August 2002, Director's annual compensation has been set at $30,000, such compensation to be payable with Preferred stock.

EXECUTIVE COMPENSATION

Executives have no 401(k) or retirement plan through the Company.

The following table reflects executive officer compensation for services to the Company for the year ended December 31, 2003.

SUMMARY COMPENSATION TABLE
ANNUAL COMPENSATION					LONG TERM COMPENSATION
NAME/POSITION	YEAR	SALARY	BONUS	TOTAL	RESTRICTED STOCK	SECURITIES	LTIP	OTHER
				CMPSN	AWARDS	OPTIONS/SARS	PAYOUTS
John W. Adair / CEO	2002	$ 140,000 (1)	-----	$140,000	-----	-----	----	----
	2001	$ 240,000 (2)	-----	$ 240,000	-----	-----	-----	-----
Jalal Aghani / CFO	2002	$ 140,000 (1)	-----	$ 140,000	-----	-----	-----	-----
	2001	$ 240,000 (2)	-----	$ 240,000	-----	-----	-----	-----
Richard G. Boyce / COO	2003	$ 240,000 (4)	-----	$240,000
	2002	$ 100,000 (3)	-----	$ 100,000	-----	-----	-----	-----
	2001	$ 55,000 (2)	-----	$ 55,000	-----	-----	-----	-----
Chris A. Dittmar / CEO	2003	$ 240,000 (4)		$240,000
	2002	$100,000 (3)	-----	$ 100,000	-----	-----	-----	-----
	2001	-----	-----	-----	-----	-----	-----	-----
Larry Swift / CFO	2003	$144,000 (5)	-----	$144,000
	2002	$ 60,000 (6)	-----	$ 60,000
	2001	-----	-----	-----	-----	-----	-----	-----

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

(3) 2002 Salary paid in-kind with 100,000 shares of Preferred stock for Mr. Boyce and Mr. Dittmar, which represents amount for five months of employment beginning August 6, 2002 through December 31, 2002.

(4) 2003 Salary paid in-kind with 240,000 shares of Preferred stock for Mr. Boyce and Mr. Dittmar.

(5) 2003 Salary paid in-kind with 144,000 shares of Preferred stock for Mr. Swift.

(6) 2002 Salary paid in-kind with 60,000 shares of Preferred stock for Mr. Swift, which represents amount for five months of employment beginning August 6, 2002 through December 31, 2002.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of January 16, 2004, with respect to the beneficial ownership of shares of Common stock by (i) each person who is known to the Company to beneficially own more than 5% of the outstanding shares of Common stock, (ii) each director of the Company, (iii) each officer of the Company and (iv) all officers and directors of the Company as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address* of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class

Common Stock	Richard G. Boyce - Director, Chief Operating Officer	2,503,752	1.8%
Common Stock	John A. Brush - Director	None	0.0%
Common Stock	Charles R. Close - Director	None	0.0%
Common Stock	Chris A. Dittmar - Director, Chief Executive Officer	None	0.0%
Common Stock	E. Barger Miller - Director, Chairman of the Board	None	0.0%
Common Stock	Larry Swift - Chief Financial Officer	None	0.0%
Common Stock	John W. Adair - Stockholder	9,895,101	6.6%
Common Stock	Jalal Alghani - Stockholder	8,304,005	5.5%

* The address for all Officers and Directors is 2425 Fountainview Drive, Suite 215, Houston, TX 77057.

All Officers and Directors of the Company as a group hold 2,503,752 shares of Common stock, which represents 1.8% of the total outstanding shares of Common stock. As of the date of this report, the Company knows of no arrangement or understanding that will result in a change of control within the Company.

The following table sets forth certain information as of January 16, 2004, with respect to the beneficial ownership of shares of Preferred stock by (i) each person who is known to the Company to beneficially own more than 5% of the outstanding shares of Preferred stock, (ii) each director of the Company, (iii) each officer of the Company and (iv) all officers and directors of the Company as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address* of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class

Preferred Stock	Richard G. Boyce - Director, Chief Operating Officer	382,500	9.2%
Preferred Stock	John A. Brush - Director	42,500	1.0%
Preferred Stock	Charles R. Close - Director	42,500	1.0%
Preferred Stock	Chris A. Dittmar - Director, Chief Executive Officer	350,000	8.4%
Preferred Stock	E. Barger Miller - Director, Chairman of the Board	10,000	0.2%
Preferred Stock	Larry Swift - Chief Financial Officer	204,000	4.9%

* The address for all Officers and Directors is 2425 Fountainview Drive, Suite 215, Houston, TX 77057.

All Officers and Directors of the Company as a group hold 1,031,500 shares of Preferred stock, which represents 24.9% of the total outstanding shares of Preferred stock. As of the date of this report, the Company knows of no arrangement or understanding that will result in a change of control within the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Board of Directors of the Company has adopted a policy that Company affairs will be conducted in all respects by standards applicable to publicly-held corporations and that the Company will not enter into any transactions and/or loans between the Company and its officers, directors and 5% stockholders.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

The following table details the events reported in Fiscal 2003 by the Company on Form 8-K. Each filing is incorporated herein by reference.

Filing Date	Description
04/11/2003	Notice of Change in the Registrant's Certifying Accountant
06/26/2003	Notice of Arbitration Award
07/08/2003	Notice of Change of Transfer Agent
09/16/2003	Notice of Annual Shareholder Meeting Voting Results

EXHIBIT 31.1
CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO RULE 13A-14(A) OR 15D-14(A) UNDER THE SECURITIES EXCHANGE ACT OF 1934

In connection with the Annual Report of EnDevCo, Inc. (the "Company") on Form 10-KSB (the "Report") for the year ended December 31, 2003 (the "Reporting Period"), as filed with the Securities Exchange Commission on the date hereof under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the undersigned, Chris A. Dittmar, Chief Executive Officer of the Company, certifies pursuant to Rule 13a-14(a) or 15d-14(a) under the Exchange Act that:

1. I have reviewed the Report.

2. Based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they are made, not misleading with respect to the Reporting Period.

3. Based on my knowledge, the consolidated financial statements and other financial information included in the Report fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of the date and for the periods reported therein.

4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) for the Company and internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) for the Company, and we have:

(a) designed those disclosure controls and procedures, or caused them to be designed under our supervision, to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by other personnel employed by the Company and its subsidiaries, particularly within the Reporting Period; (b) designed those internal controls over financial reporting, or caused them to be designed under our supervision, to provide reasonable assurances regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) evaluated the effectiveness of the Company's disclosure controls and procedures and presented in the Report our conclusions about the effectiveness of those disclosure controls and procedures, as of the end of the Reporting Period based on that evaluation; and

(d) disclosed in the Report any change in the Company's internal control over financial reporting that occurred during the last fiscal quarter of the Reporting Period that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

5. Based on our most recent evaluation of internal control over financial reporting, the Company's other certifying officer and I have disclosed to the Company's auditors and the audit committee of the Company's board of directors:

(a) all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial information; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal control over financial reporting.

By: /s/ Chris A. Dittmar
Chris A. Dittmar
Chief Executive Officer
January 16, 2004

EXHIBIT 31.2
CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO RULE 13A-14(A) OR 15D-14(A) UNDER THE SECURITIES EXCHANGE ACT OF 1934

In connection with the Annual Report of EnDevCo, Inc. (the "Company") on Form 10-KSB (the "Report") for the year ended December 31, 2003 (the "Reporting Period"), as filed with the Securities Exchange Commission on the date hereof under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the undersigned, Larry Swift, Chief Financial Officer of the Company, certifies pursuant to Rule 13a-14(a) or 15d-14(a) under the Exchange Act that:

1. I have reviewed the Report.

2. Based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they are made, not misleading with respect to the Reporting Period.

3. Based on my knowledge, the consolidated financial statements and other financial information included in the Report fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of the date and for the periods reported therein.

4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) for the Company and internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) for the Company, and we have:

(a) designed those disclosure controls and procedures, or caused them to be designed under our supervision, to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by other personnel employed by the Company and its subsidiaries, particularly within the Reporting Period; (b) designed those internal controls over financial reporting, or caused them to be designed under our supervision, to provide reasonable assurances regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) evaluated the effectiveness of the Company's disclosure controls and procedures and presented in the Report our conclusions about the effectiveness of those disclosure controls and procedures, as of the end of the Reporting Period based on that evaluation; and

(d) disclosed in the Report any change in the Company's internal control over financial reporting that occurred during the last fiscal quarter of the Reporting Period that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

5. Based on our most recent evaluation of internal control over financial reporting, the Company's other certifying officer and I have disclosed to the Company's auditors and the audit committee of the Company's board of directors:

(a) all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial information; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal control over financial reporting.

By: /s/ Larry Swift
Larry Swift
Chief Financial Officer
January 16, 2004

EXHIBIT 32.1
CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO RULE 13A-14(B) OR 15D-14(A) UNDER THE SECURITIES EXCHANGE ACT OF 1934 AND SECTION 1350 OF CHAPTER 63 OF TITLE 18 OF THE UNITED STATES CODE

In connection with the Annual Report of EnDevCo, Inc. (the "Company") on Form 10-KSB (the "Report") for the year ended December 31, 2003, as filed with the Securities Exchange Commission on the date hereof under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the undersigned, Chris A. Dittmar, Chief Executive Officer, certifies pursuant to Rule 13a-14(b) or 15d-14(a) under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Exchange Act; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the date and for the periods reported therein.

By: /s/ Chris A. Dittmar
Chris A. Dittmar
Chief Executive Officer
January 16, 2004

EXHIBIT 32.2
CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO RULE 13A-14(B) OR 15D-14(A) UNDER THE SECURITIES EXCHANGE ACT OF 1934 AND SECTION 1350 OF CHAPTER 63 OF TITLE 18 OF THE UNITED STATES CODE

In connection with the Annual Report of EnDevCo, Inc. (the "Company") on Form 10-KSB (the "Report") for the year ended December 31, 2003, as filed with the Securities Exchange Commission on the date hereof under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the undersigned, Larry Swift, Chief Financial Officer of the Company, certifies pursuant to Rule 13a-14(b) or 15d-14(a) under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Exchange Act; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the date and for the periods reported therein.

By: /s/ Larry Swift
Larry Swift
Chief Financial Officer
January 16, 2004

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information relating to principal accountant fees and services is set forth under the caption "Directors' Proposal to Appoint a New Independent Public Account" on page 19 of the Company's 2003 proxy Statement. Such information is incorporated into this report by reference.

SIGNATURES

In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 16, 2004.

EnDevCo, Inc.

By: /s/ Chris A. Dittmar
Chris A. Dittmar
Chief Executive Officer and Director

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated:

/s/ Richard G. Boyce	/s/ John W. Brush	/s/ Charles R. Close
Chief Operating Officer and Director	Director	Director
January 16, 2004	January 16, 2004	January 16, 2004

/s/ Chris A. Dittmar	/s/ Larry Swift
Chief Executive Officer and Director	Chief Financial Officer
January 16, 2004	January 16, 2004

FINANCIAL STATEMENTS
(RE: PART II. ITEM 7)

EnDevCo, Inc. and Subsidiaries
Table of Contents
DECEMBER 31, 2003

Description	Page
Independent Auditors' Report	24
Consolidated Balance Sheet	25
Consolidated Statements of Operations	26
Consolidated Statements of Changes in Shareholders' Equity	27
Consolidated Statements of Cash Flows	28
Notes to Financial Statements	29

INDEPENDENT AUDITORS' REPORT

Board of Directors
EnDevCo, Inc. and Subsidiaries
Houston, Texas

We have audited the accompanying consolidated balance sheet of EnDevco, Inc. (formerly Adair International Oil & Gas, Inc.) and Subsidiaries (Company) as of December 31, 2003 and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the years ended December 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for my opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31 2003 and the results of operations for the years ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has limited operations currently and suffered recurring losses from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. This is further explained in the notes to financial statements.

Clyde Bailey, P.C.

San Antonio, Texas
January 26, 2004

EnDevCo, Inc. and Subsidiaries
Consolidated Balance Sheet
As of December 31, 2003

ASSETS

Current Assets
Cash
	$ 428
Accounts receivable
	527,080
Prepaid expense
	2,364
	_________________
Total Current Assets
		529,872

Investment - letter of credit on deposit
		705,812

Property and equipment
Oil and gas properties and equipment under

    full cost method
	2,000,000
	________________
	2,000,000
Less accumulated depreciation and depletion
	--
	________________
Net property and equipment
		2,000,000

		________________
Total Assets
		$ 3,235,684
		=========

LIABILITIES

Current Liabilities
Accounts payable
	$ 2,067,602
Current portion of notes payable
	281,458
Unearned revenue
	527,080
Accrued expenses
	25,332
Taxes payable
	162,733
	________________
Total Current liabilities
		3,064,205

Non-current liabilities
Notes payable
	781,458
Less current portion
	(281,458)
	________________
Total Long-Term Liabilities
		500,000
		________________
Total Liabilities
		$ 3,564,205
		=========
STOCKHOLDERS' DEFICIT

Preferred Stock
5,000,000 shares authorized, $0.01 par value,

4,150,495 shares outstanding
	41,505
Common Stock
500,000,000 shares authorized, without par value,

150,000,000 shares outstanding
	33,228,461

Additional Paid in Capital	4,108,990
Retained Deficit	(37,707,477)
	________________
Total Stockholders' Deficit
		(328,521)
		________________
Total Liabilities and Stockholders' Deficit
		$ 3,235,684
		=========

The accompanying notes are integral part of the consolidated financial statements.

EnDevCo, Inc. and Subsidiaries
Consolidated Statements of Operations

	Year Ended	Year Ended
	December	December
	2003	2002
	____________________	____________________
Revenues
Consulting fees
	$ 1,512,920	--
Other revenue
	499	$ 2,286
	___________________	___________________
Total Revenues
	1,513,419	2,286

Cost of Revenues
Subcontractors
	1,496,500	--
	___________________	___________________
Gross Profit
	16,919	2,286

Costs and expenses
General and administrative
	67,575	2,454,944
Salaries and wages paid in stock
	1,031,500	187,667
Other expenses paid in stock
	168,368	27,923
Impairment loss on assets
	--	7,325,716
Shares issued for reduced value
	--	382,478
Depreciation and depletion
	--	--
Interest expense
	25,332	101,276
Other expenses
	896,969	100,406
	___________________	___________________
Total expenses
	2,189,744	10,580,410
	___________________	___________________
Net income (loss) from operations
	$ (2,172,825)	$ (10,578,124)

Other income and expenses
Interest and other income
	5,346	11,308
Loss on abandonment of assets
	(2,162,969)	(728,834)

Total Other Income(Expenses)
	(2,157,623)	(717,526)
	___________________	___________________
Net Loss
	$ (4,330,448)	$ (11,295,650)
	===========	===========

Basic Loss Per Common Share	$ (0.03)	$ (0.08)
	___________________	___________________
Weighted Average Number of Common Shares
Used in Basic Loss Per Share Calculations
	150,000,000	136,653,702
	===========	===========

The accompanying notes are integral part of the consolidated financial statements.

EnDevCo, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Deficit

	Preferred Stock		Common Stock		Additional	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Paid-In-Capital	Earnings	Equity

Balance December 31, 2001			97,080,295	$ 31,812,922		$ (22,081,379)	$ 9,731,543

Issuances of shares
For cash
			33,109,591	817,471			817,471
For salaries
			5,553,594	187,667			187,667
Other obligations
			558,086	27,923			27,923
Shares issued for reduced value
			13,698,434	382,478			382,478
Net income (loss)						(11,295,650)	(11,295,650)
			_______________	_______________		_______________	_______________
Balance December 31, 2002			150,000,000	$ 33,228,461		$ (33,377,029)	$ (148,568)

Issuances of Shares
For Salaries & Directors Fees
	1,031,500	$ 10,315			$ 1,021,185		$ 1,031,500
For Company Obligations
	1,618,995	16,190			1,602,805		1,618,995
For Investment in Assets
	1,500,000	15,000			1,485,000		1,500,000
Net Loss						$ (4,330,448)	(4,330,448)
	_______________	_______________	_______________	_______________	_______________	_______________	_______________
Balance December 31, 2003	4,150,495	$ 41,505	150,000,000	$ 33,228,461	$ 4,108,990	$ (37,707,477)	$ (328,521)

The accompanying notes are integral part of the consolidated financial statements.

EnDevCo, Inc.and Subsidiaries
Consolidated Statements of Cash flows

	Year Ended	Year Ended
	December 31	December 31
	2003	2002
	____________________	____________________
Cash flows from operating activities:
Net loss	$ (4,330,448)	$ (11,295,650)

Adjustments to reconcile net loss to net cash
provided by operating activities
Issuance of preferred stock for expenses
	2,650,495
Issuance of common stock for expenses
		215,590
Shares issued for reduced value
		382,478
Impairment loss on assets
		7,325,716
Changes in assets and liabilities

Accounts receivable
		1,472,920
Prepaid expenses
	1,625,851	(1,628,215)
Unearned revenue
	(1,472,920)
Accounts payable
	(852,257)	2,070,238
Joint venture cash calls
	2,321,441
Taxes payable
	2,232	79,962
Accrued expenses
	38,930	64,262
Other

	___________________	___________________

Net cash used in operating activities	(16,676)	(1,312,699)

Cash flows from investing activities:

Purchase of oil and gas property
	(500,000)
Abandonment of assets
		525,405
Pledged invesment account
	161,282	(11,308)
	___________________	___________________
Net cash used in investing activities	(338,718)	514,097

Cash flows from financing activities:

Reduction of notes payable
	(144,428)	(394,608)
Common shares issued for cash
		817,471
Borrowings under note and credit agreements	500,000	370,886
	___________________	___________________
Net cash provided by financing activities	355,572	793,749

	___________________	___________________
Net increase (decrease) in Cash	178	(4,853)

Cash and cash equivalents
Cash Balance, Begin Period
	250	5,103

	___________________	___________________
Cash Balance, End Period
	$ 428	$ 250
	===========	===========
Supplemental Cash Flow information
Interest paid
	--	--
Income taxes paid
	--	--
Stock issued for services
	$ 2,650,495	$ 215,590

The accompanying notes are integral part of the consolidated financial statements.

EnDevCo, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
December 31, 2003

NOTE 1 Summary of Significant Accounting Policies

Basis of Presentation -- EnDevCo, Inc. (formerly Adair International Oil and Gas, Inc.) was incorporated under the laws of the state of Texas on November 7, 1980. On September 30, 2003, the Company filed a "Restated" Articles of Incorporation with the Secretary of State of the State of Texas to change its name from Adair International Oil and Gas, Inc. to EnDevco, Inc.

Principles of Consolidation -- The consolidated financial statements include the accounts of EnDevCo, Inc. (formerly Adair International Oil and Gas, Inc.) and its wholly owned subsidiaries, Adair Exploration, Inc., Adair Yemen Exploration Limited, Superior Stock Transfer, Inc., and Adair Colombia Oil and Gas, S.A. (the "Company") All material inter-Company balances and transactions have been eliminated, as necessary, in consolidation.

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

No depreciation and amortization was expensed for the year ending December 31, 2003 due to a loss incurred from the abandonment of property and equipment during the jprevious year.

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

Earnings Per Share -- Basic earnings per share are computed by dividing earnings (loss) by the weighted average number of common shares outstanding adjusted for conversion of common stock equivalents, where applicable, outstanding during the period. The Company had no stock options or other common stock equivalents outstanding as of December 31, 2003 or for the year then ended.

Diluted earnings per share are computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.

Use of Estimates -- Management uses estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates.

EnDevCo, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
December 31, 2003

NOTE 1 Summary of Significant Accounting Policies (cont)

Impairment of Long-Lived Assets -- The Company follows SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" for the fiscal year ended December 31, 2003. The Statement requires that an impairment loss be recognized when the carrying value of long lived assets (asset group) exceeds its fair value for long-lived assets, liabilities and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events of changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

Description	Yemen	Geophysical	Colombia	Total
Oil and Gas Properties	$1,394,444	--	$ 3,000,000	$ 4,394,444
Geophysical data and other property	3,400,000	$ 1,578,208	--	4,978,208
Capitalized costs (cash calls)	2,321,441	--	--	2,321,441
Less accumulated depletion and depreciation	--	--	--	--
Less impairment loss December 31, 2002	(2,747,508)	(1,578,208)	(3,000,000)	(7,325,716)
Prepaid legal expenses	180,365	--	--	180,365
Total December 31, 2002	$ 4,548,742	--	--	$ 4,548,742
Less impairment loss December 31, 2003	(4,548,742)	--	--	(4,548,742)
Total December 31, 2003	$ --	$ --	$ --	$ --

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

Reclassifications

Certain 2002 amounts previously reported have been reclassified to conform to the 2003 presentation.

Recent Accounting Pronouncements

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others" ("Interpretation No. 45"). Interpretation No. 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of Interpretation No. 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. Interpretation No. 45 did not have an effect on the financial statements.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("Interpretation No. 46"), that clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Interpretation No. 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created prior to January 31, 2003, the provisions of Interpretation No. 46 are applicable no later than July 1, 2003. Interpretation No. 46 did not have an effect on the financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No. 123" ("SFAS 148"). This Statement amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

Statement of Financial Accounting Standards SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", were recently issued. SFAS No, 149, and 150 have no current applicability to the Company or their effect on the financial statements would not have been significant.

EnDevCo, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
December 31, 2003

NOTE 2 - Oil & Gas Operations

Chimichagua Gas Field, Colombia - At December 31, 2001, the Company's Chimichagua gas field contained proven non-producing gas reserves as described in the Note titled, "Supplemental Oil and Gas Disclosures" and filed with the SEC on Form 10K/SB of that year. This prospect has a cost basis of $3,000,000 and was purchased in fiscal 1997 by issuing 6,000,000 common shares valued at $0.50 per share.

The Company has investigated several options for the commercial development of these stranded gas reserves. One option involved the Company supplying gas to fuel a power plant providing revenues under a long-term gas purchase contract. Realization of the value of reserves would have been contingent upon the Company concluding an agreement to construct a power plant utilizing gas from the field. Another option involved selling the Company's interest in Colombia for cash, trade or other consideration.

It was the assessment of the Company's executive management that in the near term none of these options can be realized. Therefore an impairment loss in the amount of $3,000,000 has already been recognized for this asset during the year ended December 31, 2002.

Rio Magdelena Option- On September 25, 2003, the Company purchased from Harvest Production Company, LLC an option to participate with Argosy Energy International, in 101 kilometers of newly-acquired 2D seismic, and a continuing option to participate on a joint venture basis in wells to be drilled after seismic processing and interpretation on their Rio Magdelena Association Contract comprising 58,546 hectares (144,600 acres) situated in the Upper Magdelena River region of Colombia. The purchase price was $1,000,000 paid in preferred shares.

The Company has obtained an option to be carried in a 2-D seismic program and to participate in an association contract from Ecopetrol, S.A. on a joint venture basis once the seismic has been acquired, processed and interpreted.

Gulf of Mexico Option - On December 28, 2003, the Company entered into an agreement with Pine Curtain Production Company, LLC wherein the Company has the option to participate in an undivided interest of 50% of the seller's undivided interest in lease holding rights to include seller's proprietary geological, geophysical and engineering data relating to the following Gulf of Mexico Blocks: East Cameron Blocks 71 & 72, Eugene Island Block 294, and Chandeleur Block 14. The purchase price was $1,000,000 paid in 500,000 preferred shares valued at $1.00 per share and with a note payable for $500,000.

Block 20, Republic of Yemen - The Company's interest in the Republic of Yemen consisted of a 30% working interest in Sabatain Block 20. As of the balance sheet date, the Company was notified of an unfavorable final judgment and notice of award from the International Court of Arbitration relating to the Company's default of the Joint Operating Agreement. This unfavorable ruling resulted in the Company losing an asset valued in the hundreds of millions of dollars.

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

The IFTZ contract provided for initial funding of $2 million USD to conduct a feasibility study of gas utilization in the Republic of Congo. An additional amount payable under the contract, of up to $3 million USD is scheduled to be received by the Company upon the signed commitment of each new industrial partner that commits to develop an industrial sector in the IFTZ. Payments are to be made to the Company by the Republic of Congo at the rate of $500,000 per industrial sector commitment if and when the Company successfully receives a signed commitment from a new industrial partner. During 2002, the Company received initial funding in the amount of $1,472,920 and entered into a contract with a consulting services company to provide the technical and administrative employees and equipment necessary to perform the aforementioned study for a turnkey lump sum amount of $1,750,000. The Company has paid the consulting services company an amount of $1,496,500 to date.

EnDevCo, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
December 31, 2003

NOTE 4 - Non-monetary Stock Transactions

Included in the Company's consolidated statement of operations for the periods ended December 31, 2003 and December 31, 2002 were expenses that were paid with Company stock. The Company issued stock in lieu of cash in transactions summarized as follows for the year ended December 31, 2003 and 2002.

	December 31, 2003		December 31, 2002
	Preferred Shares	Value	Common Shares	Value
For Salaries	1,031,500	$ 1,031,500	5,553,594	$ 187,667
Other Company Obligations	1,618,995	1,618,995	558,086	27,923
Investment	1,500,000	1,500,000	--	--
	__________	__________	_________	_________
Total	4,150,495	$ 4,150,495	6,111,680	$ 215,590
	=========	=========	========	========

NOTE 5 Revenues

The Company recongized $1,472,920 in revenue from the Congo project, received consulting income in the amount of $40,000 and royalty income in the amount of $499 during the year ended December 31, 2003..

NOTE 6 Preferred Stock

The Board of Directors passed a Corporate Resolution that reads, "Pursuant to and in accordance with Article 2.13 of the Texas Business Corporation Act of the State of Texas the Company does hereby certify that, pursuant to the authority conferred on the Board of Directors by the Articles of Incorporation of the Corporation, and pursuant and in accordance with Article 2.13 of the Texas Business Corporation Act of the State of Texas, said Board of Directors, pursuant to unanimous written consent dated December 9, 2002, duly adopted a resolution providing for the authorization and issuance of 5,000,000 shares of "Series A" Convertible Preferred Stock, $0.01 par value per share (the "Series A" Preferred Stock). As of December 31, 2003, there were 4,150,495 shares outstanding.

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

During the year ended December 31, 2003 a total of 4,150,495 shares of preferred stock was issued and recorded at the rate of $1.00 per share as approved by the Board of Deirectors. The shares were issued for salaries and directors fees, other Company obligations, and investment in oil & gas properties.

EnDevCo, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
December 31, 2003

NOTE 7 Commitments and Contingencies

Legal Proceedings for the Year Ended December 31, 2003:

Occidental Yemen Sabtain, Inc. and Saba Yemen Oil Company Ltd. v. Adair Yemen Exploration, Ltd.

Adair Yemen Exploration, Ltd. is a wholly owned subsidiary of the Company. It was named as the Respondent in the matter of Occidental Yemen Sabatain, Inc. ("Occidental") and Saba Yemen Oil Company Ltd. ("Saba") v. Adair Yemen Exploration, Ltd. ("Adair Yemen") in a Request for Arbitration filed with the International Chamber of Commerce in Paris, France on July 10, 2001. The Claimants, Occidental and Saba, assert that Adair Yemen breached various agreements to which Occidental, Saba and Adair Yemen are parties and requested that Adair Yemen forfeit and reassign its 30% working interest in the project to Occidental and Saba.

Adair Yemen was notified by the ICC International Court of Arbitration that the Final Award in the matter brought before the Tribunal (ICC Arbitration No. 11663/ESR/MS) by Occidental Yemen Sabatain, Inc. and Saba Yemen Oil Company Limited ("Claimants") v. Adair Yemen Exploration Limited ("Respondent") has been decided in favor of the Claimants.

The Final Award ("Award") requires AYEL to assign all of it rights concerning it's 30% Working Interest in the Yemen Block 20 Production Sharing Agreement to Occidental Yemen Sabatain, Inc. Additionally the Award directs AYEL to pay Claimants the following amounts:

Category	Amount USD

Unpaid Cash Calls	$ 2,841,108
Accrued Interest on Unpaid Cash Calls*	$ 78,445
Damages	$ 111,255
Court Costs	$ 250,000
Claimants Legal Expenses	$ 1,174,845

Total	$ 4,455,653

*Respondent ordered to pay interest at a rate of 3.338%, compounded monthly, from March 16, 2003 to the date of payment by it to the Claimants.

This unfavorable ruling resulted in the Company losing an asset valued in the hundreds of millions of dollars and having an obligation to pay $4,455,653 in unpaid cash calls, interest, actual damages, Court costs and Claimant's legal expenses. Consequently, the Company's managment negotiated a settlement agreement with Occidental, whereby the Company is no longer obligated and will not have to pay the aforementioned costs in exchange for it's support in assigning it's 30% working interest to Occidental. In addition, when the working interest transfer is approved by the Yeman authorities the letter of credit in the amount of $1,290,000 and the resulting deposit in the amount of $705,812 will be released.

Adair International Oil & Gas, Inc. vs. John W. Adair, Jalal Alghani and Vivian Quintero vs. Adair International Oil & Gas, Inc., etal - Cause No. 2001-63909, 55th District Court, Harris County, Texas.

The Company's claims in the suit against John W. Adair ("Adair"), Jalal Alghani ("Alghani") and Vivian Llerena Quintero ("Quintero") involve allegations of fraud, conspiracy and breach of fiduciary duties owed to the Company by Mr. Adair and Mr. Alghani while they were Officers and Directors of the Company prior to their removal from the Board of Directors at the Company's annual shareholders meeting on August 5, 2002. The Company's claims in the suit against Ms. Quintero involve allegations of fraud, conspiracy and breach of fiduciary duties while she was employed by the Company as office manager and personal assistant to Mr.Adair when he was Chairman and CEO of the Company.

After the Company's claims were filed in the suit, Mr. Adair, Mr. Alghani and Ms. Quintero filed "counter claims" against the Company on November 9, 2002 alleging standing to sue as shareholders of the Company. Mr. Adair, Mr. Alghani and Ms. Quintero also filed the above described "counter claims" against Richard G. Boyce, Larry Swift, Gene Ackerman, David Crandall, Chris A. Dittmar, John A. Brush, Charles R. Close, and Shareholders Committed to Restoring Equity Group, Inc. ("SCORE Group").

The Company subsequently filed a motion for summary judgment on April 29, 2003 and the Court on July 11, 2003 again by clarified ruling on September 23, 2003, ordered the Company's motion for summary judgment be granted as to all claims in Defendant's / Counter Plaintiff's second amended petition, including the claim of conspiracy to commit defamation, with the exception of the common law defamation claim against the Company, SCORE Group and Mr. Boyce. The Company has denied the allegation and the Board of Directors has determined it is the best interest of the Company to assume the defense of SCORE Group and Mr. Boyce and to indemnify same in its defense of this sole remaining allegation filed by Mr. Adair, Mr. Alghani and Ms. Quintero.

The Company on August 23 and September 4, 2003 filed amended petitions adding the additional Defendants Chase Mellon Shareholder Services, Inc., Mellon Investor Services, LLC, U.S. Stock Transfer Corporation, Union Securites, Ltd., Merrill, Lynch, Pierce, Fenner & Smith, Inc., Tatiana Roa, Braden, Bennick, Goldstein, Gazaway, & Co., Jack Sisk & Co, Jackson & Rhodes, P.C., John W. Adair, Jalal Alghani and Vivian Llerena Quintero and their co-conspirators, jointly and severally, and in favor of the Company for the sum of up to five hundred million dollars ($ 500,000,000) in actual damages and punitive damages against each of said Defendants as assessed by the jury and for such other and further relief to which the Company may show to be justly entitled.

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

EnDevCo, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
December 31, 2003

Unrecorded Notes and Liabilities

Claimant	Date	Amount	Type
John W. Adair	07/31/2002	$ 133,517	Promissory Note
Jalal Alghani	07/31/2002	188,395	Promissory Note
Vivian Quintero	07/31/2002	33,800	Salary
Bryan Yarnell	07/31/2002	7,500	Legal Services
Dr. John Eftekhar	07/31/2002	10,000	Salary
Emmuanuel Okoro	01/17/2002	90,000	Salary & Bonus
Dr. Ike Igbo	01/17/2002	78,000	Salary & Bonus
Farzad Askari	07/31/2002	80,000	Salary & Bonus
		_________
Total		$ 621,212

The Company's current management has elected not to recognize these claims. Included in the claims are a total of 18,779,738 shares of common stock that were approved by the Company's previous Board of Directors that were not issued.

Lease Commitments

Historically the Company has leased property and equipment under various operating leases. Aggregate minimum lease payments under existing non-capitalized long-term leases are estimated to be $221,331, $200,031, and $127,075 for the years 2004 - 2006, respectively. During 2002, the Company's new management canceled the leases and the Company is pursuing a settlement of any future claims resulting from these leases.

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

EnDevCo, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
December 31, 2003

NOTE 8 - Supplemental Oil and Gas Information (Unaudited)

Costs Incurred and Capitalized Costs in Oil and Gas Producing Activities are as follows:

Description	Harvest	Pine Curtain	Yemen	Geophysical	Colombia	Total
Oil and Gas Properties	$ 1,000,000	$ 1,000,000	$ 1,394,444	--	$ 3,000,000	$4,394,444
Geophysical data and other property	--	--	3,400,000	$ 1,578,208	--	4,978,208
Capitalized Costs (Cash Calls)	--	--	2,321,441	--	--	2,321,441
Less accumulated depletion and depreciation	--	--	--	--	--	--
Less impairment loss December 31, 2002	--	--	(2,747,508)	(1,578,208)	(3,000,000)	(7,325,716)
Prepaid legal expense	--	--	180,365	--	--	180,365
Less impairment loss December 31, 2003	--	--	(4,548,742)	--	--	(4,548,742)
	__________	__________	__________	__________	__________	__________
Total	$ 1,000,000	$ 1,000,000	--	--	--	$ 2,000,000
	=========	=========	=========	=========	=========	=========

The Company purchased an option from Harvest Production Company, LLC, to participate with Argosy Energy International, in 101 kilometers of newly-acquired 2D seismic, and a continuing option to participate on a joint venture basis in wells to be drilled after seismic processing and interpretation on their Rio Magdelena Association Contract comprising 58,546 hectares (144,600 acres) situated in the Upper Magdelena River region. The option was purchased on September 25, 2003 and the price was $1,000,000 USD paid in preferred shares.

The Company purchased an option from Pine Curtain Production Company consisting of the right to participate in an undivided 50% interest in Pine Curtain's lease holding rights in the following Gulf of Mexico blocks: East Cameron Block 71 & 72, Eugene Island Block 294, and Chandeleur Block 14. The option includes all of Pine Curtain's proprietary geological, geophysical and engineering data previously acquired over the leased acreage described above.

NOTE 9 - Earnings Per Share

The following reconciles the components of the earnings per share (EPS) computation:

	2003			2002
	(Loss)	Common Shares	Loss Per Share	(Loss)	Common Shares	Loss Per Share
Net Income	($4,330,448)	150,000,000	($.03)	($11,295,350)	136,653,702	($.03)

Effect of Dilutive Securities:
"Series A" Preferred Stock
	($4,330,448)	150,000,000	($.03)	($11,295,350)	150,000,000	($.03)

During the year ended December 31, 2003 a total of 4,150,495 shares of preferred stock was issued and recorded at the rate of $1.00 per share as approved by the Board of Directors. Each share of "Series A" Preferred Stock which is then outstanding shall at the sole election of the holder be converted into fully paid and non-assessable shares of Common Stock of the Corporation at a conversion rate of 1,000 shares of Common Stock for each share of "Series A" Preferred Stock. These shares are not included in the calculation of diluted EPS as they would be considered anti-dilutive.

NOTE 10- Going Concern

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

EnDevCo, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
December 31, 2003

NOTE 11 - Income Taxes

Presented below are the differences between the effective rates presented for financial statement purposes and the amounts which would be determined by applying the statutory federal rates to earnings before provision for federal income taxes for the years ended December 31, 2003 and 2002.

	Year ended December 31,
	2003	2002
Federal income tax at statutory rate	$ (1,599,234)	$ (4,171,484)
Valuation tax expense	1,599,234	4,171,484
	___________	___________
	$ --	$ --
	==========	==========
The sources of deferred tax assets are as follows:
	Year ended December 31,
	2003	2002
Effect of net operating losses	$ 5,770,718	$ 4,171,484
Valuation allowance	(5,770,718)	(4,171,484)
	___________	___________
	$ --	$ --
	==========	==========

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

NOTE 12 - Note Payable

The Company is currently in default of a note payable in the amount of $281,458 as of December 31, 2003. The Company is currently exploring its options to work out a settlement with this creditor.

The Company also signed a note in September 2003 in the amount of $500,000 with Pine Curtain Production Company that matures June 28, 2004 and accrues interest at the rate of 10% per annum beginning April 28, 2004. The promissory note calls for payment from the pledged saving account once it is released by the letter of credit with Occidental Petroleum

EnDevCo, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
December 31, 2003

NOTE 13 - SAS No. 99 Alleged Management Fraud

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