Form 10QSB
period 2004-03-31
ENDEVCO INC
filed 2004-05-13
CIK 355300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 2004

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

Securities registered under Section 12(b) of the Exchange Act
None

Securities registered pursuant to 12(g) of the Exchange Act
Common Stock, no par value
The aggregate market value of common stock held by non-affiliates of the registrant at March 31, 2004, based upon the last closing price on the OTCBB on March 31, 2004, was $ 4,500,000. As of March 31, 2004, there were 150,000,000 shares of common stock and
4,393,741 shares of Preferred stock outstanding. The total number of Common shares authorized for the Corporation is
500,000,000. The total number of Preferred shares authorized for the Corporation is 5,000,000.

Transitional Small Business Disclosure Format: [ ] Yes [X] No

ENDEVCO, INC. AND SUBSIDIARIES
TABLE OF CONTENTS
MARCH 31, 2004

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements
Consolidated Balance Sheets - March 31, 2004 (Unaudited) and December 31, 2003	2
Consolidated Statements of Operations (Unaudited) - Three Months Ended March 31, 2004 and 2003	3
Consolidated Statements of Cash Flows (Unaudited) - Threee Months Ended March 31, 2004 and 2003	4
Notes to Consolidated Financial Statements (Unaudited)	5-6

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	7-9

ITEM 3. Controls and Procedures	9

PART II - OTHER INFORMATION

ITEM 1 through ITEM 6	9-10

SIGNATURES AND CERTIFICATIONS	11-15

PART I - FINANICAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EnDevCo, Inc. and Subsidiaries
Consolidated Balance Sheeets
March 31, 2004 Compared to December 31, 2003

	03/31/2004	12/31/2003
ASSETS (Unaudited)
Current Assets
Cash	$ 479	$ 428
Accounts receivable	527,080	527,080
Prepaid expense		2,364

Total Current Assets	527,559	529,872

Investment - letter of credit on deposit	706,768	705,812

Property and Equipment
Oil and gas properties and equipment under full cost method	2,000,000	2,000,000
Less accumulated depreciation and depletion	--	--
Net property and equipment	2,000,000	2,000,000

Total Assets	$ 3,234,327	$ 3,235,684
	==========	==========

LIABILITIES
Current Liabilities
Accounts payable	$ 2,062,470	$ 2,067,602
Current portion of notes payable	781,458	781,458
Accrued expenses	34,665	25,332
Unearned revenue	522,080	527,080
Taxes payable	160,390	162,733

Total Current Liabilities	3,561,063	3,564,205

STOCKHOLDERS' DEFICIT
Preferred Stock
5,000,000 shares authorized, $0.01 par value,
4,150,495 shares outstanding December 31, 2003 and
4,393,741 shares outstanding March 31, 2004	43,938	41,505
Common Stock
500,000,000 shares authorized, without par value
150,000,000 shares outstanding	33,228,461	33,228,461
Additional Paid in Capital	4,349,804	4,108,990
Retained Deficit	(37,948,939)	(37,707,477)

Total Stockholders' Deficit	(326,736)	(328,521)

Total Liabilities and Stockholders' Deficit	$ 3,234,327	$ 3,235,684
	==========	==========

The accompanying notes are integral part of the consolidated financial statements.

EnDevCo, Inc. and Subsidiaries
Consolidated Statement of Operations
For the Three Months Ended March 31, 2004 and 2003
(Unaudited)

	03/31/2004	03/31/2003
Revenues
Oil & gas royalties	--	$ 499
Consulting fees and other	$ 5,000	20,000

Total Revenues	5,000	20,499

Cost of Revenues
Subcontractor payment	5,000	--

Gross Profit	--	20,499

Costs and Expenses
General and Administrative	35	44,296
Salaries and wages paid in stock	229,500	--
Other expenses paid in stock	6,551	--
Interest expense	6,333	26,939

Total Costs and Expenses	242,419	71,235
Interest and Other Income	956	1,836

Net Income(Loss)	$ (241,463)	$ (48,900)
Net Loss Per Common Share:
Basic and diluted	$ (0.00)	$ (0.00)

The accompanying notes are integral part of the consolidated financial statements.

EnDevCo, Inc. and Subsidiaries
Consolidated Statement of Cash Flows
For the Three Months Ended March 31, 2004 and 2003
(Unaudited)

	03/31/2004	03/31/2003
Cash Flows from Operating Activity

Net Income(Loss)	$ (241,463)	$ (48,900)
Adjustments to Reconcile Net Loss to Net Cash
Depreciation and depletion	--	--
Issuance of stock for salaries	229,500	--
Issuance of stock for expenses	13,746	--

Changes in Working Capital Accounts
Prepaid expenses	2,364	(182)
Accounts payable	(5,131)	23,824
Unearned revenue	(5,000)	--
Joint venture cash calls	--	847,485
Accrued expenses	9,333	26,939
Taxes payable	(2,343)	--
Total Adjustments	242,469	898,066
Net Cash Provided by Operating Accounts	1,006	849,166

Cash Flows Used in Investing Activities
Investment in oil & gas properties	--	(847,485)
Net Cash Used by Investing Activities	--	(847,485)

Cash Flows from Financing Activities
Pledged investment account	(956)	(1,836)
Net Cash Provided by Financing Activities	(956)	(849,321)
Net Change in Cash and Cash Equivalents	50	(155)
Cash Equivalents
Beginning of the period	428	251
End of the period	478	96

The accompanying notes are integral part of the consolidated financial statements.

EnDevCo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2004

NOTE 1 - Summary of Significant Accounting Policies

Basis of Presentation - The Corporation was incorporated under the laws of the state of Texas on November 7, 1980. On September 30, 2003, the Company filed a "Restated" Articles of Incorporation with the Secretary of State of the State of Texas to change its name from Adair International Oil and Gas, Inc. to EnDevCo, Inc.

Financial Statement Presentation - The consolidated unaudited interim financial statements of the Company as of March 31, 2004 and for the three months ended March 31, 2004, included herein have been prepared in accordance with the instructions for Form 10QSB under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. The December 31, 2003 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements.

In the opinion of management, the accompanying consolidated unaudited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at March 31, 2004, and the results of their operations for the three months ended March 31, 2004 and 2003, and their cash flows for the three months ended March 31, 2004 and 2003.

The results of operations for such periods are not necessarily indicative of results expected for the full year or for any future period. These financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2003 and related notes included in the Company's Form 10-KSB filed with the Securities and Exchange Commission

Principles of Consolidation -- The consolidated financial statements include the accounts of EnDevCo, Inc. and its wholly owned subsidiaries, Adair Exploration, Inc., Adair Yemen Exploration Limited, Superior Stock Transfer, Inc., and Adair Colombia Oil and Gas, S.A. (the "Company").  All material inter-Company balances and transactions have been eliminated, as necessary, in consolidation.

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

EnDevCo, Inc. and Subsidiaries
 Notes to Consolidated Financial Statements
March 31, 2004

NOTE 2 - Non-monetary Stock Transactions

Included in the Company's consolidated statement of operations for the period ended March 31, 2004 were expenses that were paid with Company stock. The Company issued stock in lieu of cash in transactions summarized as follows for the quarter ended March 31, 2004:

	March 31, 2004
Description	Preferred Shares	Value
For Salaries	229,500	$ 229,500
Other Company Obligations	13,746	13,746

Total	243,246	$ 243,246
	========	========

NOTE 3 - Preferred Stock

The Board of Directors passed a Corporate Resolution that reads, "Pursuant to and in accordance with Article 2.13 of the Texas Business Corporation Act of the State of Texas the Company does hereby certify that, pursuant to the authority conferred on the Board of Directors by the Articles of Incorporation of the Corporation, and pursuant and in accordance with Article 2.13 of the Texas Business Corporation Act of the State of Texas, said Board of Directors, pursuant to unanimous written consent dated December 9, 2002, duly adopted a resolution providing for the authorization and issuance of 5,000,000 shares of "Series A" Convertible Preferred Stock, $0.01 par value per share (the "Series A" Preferred Stock). As of March 31, 2004, there were 4,393,741 shares outstanding.

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

During the quarter ended March 31, 2004 a total of 243,246 shares of preferred stock was issued and recorded at the rate of $1.00 per share as approved by the Board of Directors. The shares were issued for salaries and other Company obligations.

NOTE 4 - Note Payable

The Company is currently in default of a note payable in the amount of $281,458 as of March 31, 2004. The Company is currently exploring its options to work out a settlement with this creditor. Interest is being accrued at the rate of 9%.

The Company also signed a note in September 2003 in the amount of $500,000 with Pine Curtain Production Company that matures June 28, 2004 and accrues interest at the rate of 10% per annum beginning April 28, 2004. The promissory note calls for payment from the pledged saving account once it is released by the letter of credit with Occidental Petroleum.

EnDevCo, Inc. and Subsidiaries
March 31, 2004

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

GENERAL COMMENTS ON BUSINESS PLAN

The Board of Directors has passed a unanimous resolution to change the name of the Corporation to EnDevCo, Inc. The shareholders approved the name change at the Annual Meeting held on September 12, 2003. The new ticker symbol is "ENDE".

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

Power Plant Development - Pointe Noire Industrial Free Trade Zone, Republic of Congo - The Company and the Republic of Congo government signed an agreement to conduct a Feasibility Study for the development of an Industrial Free Trade Zone ("IFTZ") at Pointe Noire (Republic of Congo). The Company currently holds no interest in properties in the Republic of Congo, but in the event that the Pointe Noire project is deemed to be commercially feasible, and at the time that necessary project financing can be secured, the Company anticipates that it would enter into definitive agreements with the Republic of Congo to manage the development of the IFTZ at Pointe Noire. A significant aspect of this development would entail construction and operation of a 600 megawatt, thermal power plant, fueled by natural gas produced from fields located nearby in offshore waters. Successful development of this project will require the Company to secure a definitive Power Purchase Agreement with an as yet unidentified end user for the power generated by this project. The Company has identified several possible end users for the power, but is still in the process of documenting the overall economic feasibility of the project. The Company has engaged a consulting engineering company to assist in the development of the requisite work program, cost estimates and economic sensitivity studies to determine the overall economic feasibility of this project.

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

Additionally, the Company has identified several other exploration projects that carry significant upside potential (although at higher risk). The Company currently holds agreements to farmin to these projects that are located on the western coast of Newfoundland and in the Rio Magdelena Valley of Colombia. Our exploration teams are also evaluating other opportunities located in South America and West Africa.

Gulf of Mexico Option - On December 28, 2003, the Company entered into an agreement with Pine Curtain Production Company, LLC wherein the Company has the option to participate in an undivided interest of 50% of the seller's undivided interest in lease

EnDevCo, Inc. and Subsidiaries
March 31, 2004

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

Energy Technology Development

Development and implementation of new energy technologies will become a key area of new business focus for the Company. The identification of and early participation in the implementation of these types of technologies opens several avenues for potential revenue generation and profits. In some instances, the technology can be manufactured and sold to end users once the market accepts the technology. In other instances, the technology might provide a unique competitive advantage that can be successfully leveraged by the Company in the acquisition and development of existing energy projects. Initially, the Company will limit its scope of investigation to those technologies that directly compliment the oil and gas, and power industries.

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

QUARTER ENDED MARCH 31, 2004 COMPARED TO QUARTER ENDED MARCH 31, 2003

Revenues -During the period reported, Revenues decreased from $20,499 to $5,000.
This decrease of $15,499 is due to reduced consulting fees and the proper accounting treatment of royalty income.
Cost of Revenues - During the period reported, Cost of Revenues increased from zero to $5,000.
This increase is due to recognition of payments to the Congo subcontractor.
Costs and Expenses -During the period reported, Expenses increased from $71,235 to $242,419, an increase of $171,184.
"General and Administrative Expense" decreased from $44,296 in 2003 to $35 in 2004. This decrease of $44,261 is primarily the result of the Company's efforts to keep overhead as low as possible.
"Salaries and wages paid in stock" increased from zero in 2003 to $229,500 in 2004. This increase of $229,500 is due to the payment of officer and director compensation due for 2004 in preferred stock.
"Other Expenses Paid in Stock" increased from zero in 2003 to $6,551 in 2004. This increase of $6,551 is the result of payments for expenses to keep the Company in compliance with SEC regulations, payments for legal expenses and operational activities.
"Interest expense" decreased from $26,939 in 2003 to $6,333 in 2004. This decrease of $20,606 is due to the negotiated settlement to zero in 2003 of the interest on unpaid cash calls for Yemen Block 20.
Other Income and Expenses - During the period reported, Other Income and Expenses decreased from $1,836 in 2003 to $956 in 2004, a decrease of $880.
"Interest Income" decreased from $1,836 in 2003 to $956 in 2004. This decrease of $880 is due to a reduced interest rate earned on the "Investment - Letter of Credit on Deposit".

EnDevCo, Inc. and Subsidiaries
March 31, 2004

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Legal Proceedings for the Quarter Ended March 31, 2004:

Adair International Oil & Gas, Inc. vs. John W. Adair, Jalal Alghani and Vivian Quintero vs. Adair International Oil & Gas, Inc., etal - Cause No. 2001-63909, 55th District Court, Harris County, Texas.

The Company's claims in the suit against John W. Adair ("Adair"), Jalal Alghani ("Alghani") and Vivian Llerena Quintero ("Quintero") involve allegations of fraud, conspiracy and breach of fiduciary duties owed to the Company by Mr. Adair and Mr. Alghani while they were Officers and Directors of the Company prior to their removal from the Board of Directors at the Company's annual shareholders meeting on August 5, 2002. The Company's claims in the suit against Ms. Quintero involve allegations of fraud, conspiracy and breach of fiduciary duties while she was employed by the Company as office manager and personal assistant to Mr. Adair when he was Chairman and CEO of the Company.

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

The Company on August 23 and September 4, 2003 filed amended petitions adding the additional Defendants Chase Mellon Shareholder Services, Inc., Mellon Investor Services, LLC, U.S. Stock Transfer Corporation, Union Securities, Ltd., Merrill, Lynch, Pierce, Fenner & Smith, Inc., Tatiana Roa, Braden, Bennick, Goldstein, Gazaway, & Co., Jack Sisk & Co, Jackson & Rhodes, P.C.,

EnDevCo, Inc. and Subsidiaries
March 31, 2004

John W. Adair, Jalal Alghani and Vivian Llerena Quintero and their co-conspirators, jointly and severally, and in favor of the Company for the sum of up to five hundred million dollars ($ 500,000,000) in actual damages and punitive damages against each of said Defendants as assessed by the jury and for such other and further relief to which the Company may show to be justly entitled.

Discovery in this case was ongoing before the change of control of the Company occurred as a result of the Annual Shareholders Meeting on August 5, 2002. Since that time and as a result of adding additional parties to the lawsuit as described in the preceding paragraph, extensive additional discovery regarding the facts of this case have been undertaken by the new parties to the lawsuit. The Company and Mr. Boyce have provided responses to all requested discovery. The Company will continue to vigorously pursue this case and has engaged expert witnesses to provide testimony regarding certain aspects of this case. The Court has set a trial date in November 2004..

The Company is a party to various claims and litigation. Although no assurances can be given, the Company recognizes, based on its experience to date, that the ultimate resolution of such items, individually or in the aggregate, could have a material adverse impact on the Company's financial position or results of operations.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8 -K

(a) Exhibits

31.1 Certification by CEO and CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.2 Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K
None.

EnDevCo, Inc. and Subsidiaries
March 31, 2004

SIGNATURES

In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 13, 2004.

ENDEVCO, INC.
/s/ Chris A. Dittmar
-----------------------------
Chris A. Dittmar
Chief Executive Officer and Director

/s/ Richard G. Boyce
------------------------------
Richard G. Boyce
Chief Operating Officer and Director

/s/ Larry Swift
-----------------------------
Larry Swift
Chief Financial Officer

/s/ John A. Brush
----------------------------
John A. Brush
Non-Executive Director

/s/ Charles R. Close
--------------------------
Charles R. Close
Non-Executive Director

/s/ E. Barger Miller III
--------------------------
E. Barger Miller III
Chairman and Non-Executive Director

EnDevCo, Inc. and Subsidiaries
March 31, 2004

EXHIBIT 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO RULE 13A-14(A) OR 15D-14(A) UNDER THE SECURITIES EXCHANGE ACT OF 1934

In connection with the Quarterly Report of EnDevCo, Inc. (the "Company") on Form 10-QSB (the "Report") for the quarter ended March 31, 2004 (the "Reporting Period"), as filed with the Securities Exchange Commission on the date hereof under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the undersigned, Chris A. Dittmar, Chief Executive Officer of the Company, certifies pursuant to Rule 13a-14(a) or 15d-14(a) under the Exchange Act that:

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

(b)   designed those internal controls over financial reporting, or caused them to be designed under our supervisioin, to provide reasonable assurances regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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
May 13, 2004

EnDevCo, Inc. and Subsidiaries
March 31, 2004

EXHIBIT 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO RULE 13A-14(A) OR 15D-14(A) UNDER THE SECURITIES EXCHANGE ACT OF 1934

In connection with the Quarterly Report of EnDevCo, Inc. (the "Company") on Form 10-QSB (the "Report") for the quarter ended March 31, 2004 (the "Reporting Period"), as filed with the Securities Exchange Commission on the date hereof under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the undersigned, Larry Swift, Chief Financial Officer of the Company, certifies pursuant to Rule 13a-14(a) or 15d-14(a) under the Exchange Act that:

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

(b)   designed those internal controls over financial reporting, or caused them to be designed under our supervisioin, to provide reasonable assurances regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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
May 13, 2004

EnDevCo, Inc. and Subsidiaries
March 31, 2004

EXHIBIT 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO RULE 13A-14(B) OR 15D-14(A) UNDER THE SECURITIES EXCHANGE ACT OF 1934 AND SECTION 1350 OF CHAPTER 63 OF TITLE 18 OF THE UNITED STATES CODE

In connection with the Quarterly Report of EnDevCo, Inc. (the "Company") on Form 10-QSB (the "Report") for the quarter ended March 31, 2004, as filed with the Securities Exchange Commission on the date hereof under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the undersigned, Chris A. Dittmar, Chief Executive Officer, certifies pursuant to Rule 13a-14(b) or 15d-14(a) under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code, that:

1.     The Report fully complies with the requirements of Section 13(a) or 15(d) of the Exchange Act; and

2.     The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the date and for the periods reported therein.

By: /s/ Chris A. Dittmar
Chris A. Dittmar
Chief Executive Officer
May 13, 2004

EnDevCo, Inc. and Subsidiaries
March 31, 2004

EXHIBIT 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO RULE 13A-14(B) OR 15D-14(A) UNDER THE SECURITIES EXCHANGE ACT OF 1934 AND SECTION 1350 OF CHAPTER 63 OF TITLE 18 OF THE UNITED STATES CODE

In connection with the Quarterly Report of EnDevCo, Inc. (the "Company") on Form 10-QSB (the "Report") for the quarter ended March 31, 2004, as filed with the Securities Exchange Commission on the date hereof under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the undersigned, Larry Swift, Chief Financial Officer of the Company, certifies pursuant to Rule 13a-14(b) or 15d-14(a) under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code, that:

1.     The Report fully complies with the requirements of Section 13(a) or 15(d) of the Exchange Act; and

2.     The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the date and for the periods reported therein.

By: /s/ Larry Swift
Larry Swift
Chief Financial Officer
May 13, 2004