Form 10QSB
period 2004-06-30
ENDEVCO INC
filed 2004-08-16
CIK 355300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 2004

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

The aggregate market value of common stock held by non-affiliates of the registrant at June 30, 2004, based upon the last closing price on the OTCBB on June 30, 2004, was $ 11,190,000.  As of June 30, 2004, there were 186,500,000 shares of common stock and 4,676,943 shares of Preferred stock outstanding. The total number of Common shares authorized for the Corporation is 500,000,000. The total number of Preferred shares authorized for the Corporation is 5,000,000.

Transitional Small Business Disclosure Format: [ ] Yes [X] No

ENDEVCO, INC. AND SUBSIDIARIES
TABLE OF CONTENTS
JUNE 30, 2004

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements
Consolidated Balance Sheets - June 30, 2004 (Unaudited) and December 31, 2003	2
Consolidated Statements of Operations (Unaudited) - Three & Six Months Ended June 30, 2004 and 2003	3
Consolidated Statements of Cash Flows (Unaudited) - Three & Six Months Ended June 30, 2004 and 2003	4
Notes to Consolidated Financial Statements (Unaudited)	5-6

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	7-9

ITEM 3. Controls and Procedures	9

PART II - OTHER INFORMATION

ITEM 1 through ITEM 6	9-10

SIGNATURES AND CERTIFICATIONS	11-15

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EnDevCo, Inc. and Subsidiaries
Consolidated Balance Sheets
June 30, 2004 Compared to December 31, 2003

	06/30/2004	12/31/2003
ASSETS (Unaudited)
Current Assets
Cash	$ 434	$ 428
Accounts receivable	527,080	527,080
Prepaid expense	--	2,364

Total Current Assets	527,514	529,872

Investment - letter of credit on deposit	--	705,812

Property and Equipment
Oil and gas properties and equipment under full cost method	2,000,000	2,000,000
Less accumulated depreciation and depletion	--	--
Net property and equipment	2,000,000	2,000,000

Total Assets	$ 2,527,514	$ 3,235,684
	==========	==========

LIABILITIES
Current Liabilities
Accounts payable	$ 2,095,413	$ 2,067,602
Current portion of notes payable	281,458	781,458
Accrued expenses	41,092	25,332
Unearned revenue	393,807	527,080
Taxes payable	160,390	162,733

Total Current Liabilities	2,972,160	3,564,205

STOCKHOLDERS' DEFICIT
Preferred Stock
5,000,000 shares authorized, $0.01 par value,
4,150,495 shares outstanding December 31, 2003 and
4,676,943 shares outstanding June 30, 2004	46,770	41,505
Common Stock
500,000,000 shares authorized, without par value
150,000,000 shares outstanding December 31, 2003 and
186,500,000 shares outstanding June 30, 2004	34,953,461	33,228,461
Additional Paid in Capital	4,630,174	4,108,990
Retained Deficit	(40,075,051)	(37,707,477)

Total Stockholders' Deficit	(444,646)	(328,521)

Total Liabilities and Stockholders' Deficit	$ 2,527,514	$ 3,235,684
	==========	==========

The accompanying notes are integral part of the consolidated financial statements.

EnDevCo, Inc. and Subsidiaries
Consolidated Statement of Operations
For the Three and Six Months Ended June 30, 2004 and 2003
(Unaudited)

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	06/30/2004	06/30/2003	06/30/2004	06/30/2003
Revenues
Oil & gas royalties	--	--	--	$ 499
Consulting fees and other	$ 128,273	$ 20,000	$ 133,273	20,000

Total Revenues	128,273	20,000	133,273	20,499

Cost of Revenues
Subcontractor payment	128,273	--	133,273	--

Gross Profit	--	20,000	--	40,499

Costs and Expenses
General and administrative	141,962	44,296	141,996	91,631
Salaries and wages paid in stock	220,500	22,500	450,000	45,000
Other expenses paid in stock	1,757,368	--	1,763,919	--
Yemen block 20 judgment	--	2,134,212	--	2,134,212
Impairment loss on assets	--	4,368,377	--	4,368,377
Interest expense	6,333	369,080	12,666	396,019

Total Costs and Expenses	2,126,163	6,938,465	2,368,581	7,035,239

Other Income and Expenses
Interest income	51	1,536	1,007	3,372
Other expense(preferred shares issued)	--	(956,969)	--	(934,469)

Net Income(Loss)	$ (2,126,112)	$ (7,873,898)	$ (2,367,574)	$ (7,925,837)
Net Loss Per Common Share:
Basic and diluted	$ (0.01)	$ (0.05)	$ (0.01)	$ (0.05)

The accompanying notes are integral part of the consolidated financial statements.

EnDevCo, Inc. and Subsidiaries
Consolidated Statement of Cash Flows
For the Six Months Ended June 30, 2004 and 2003
(Unaudited)

	06/30/2004	06/30/2003
Cash Flows from Operating Activity

Net Income(Loss)	$ (2,367,574)	$ (7,925,837)
Adjustments to Reconcile Net Loss to Net Cash
Depreciation and depletion	--	--
Issuance of stock for salaries	450,000	--
Issuance of stock for expenses	1,801,449	1,488,782
Impairment loss on assets	--	4,368,377
Yemen block 20 judgment	--	4,455,653

Changes in Working Capital Accounts
Accounts receivable	--	82,500
Prepaid expenses	2,364	(20,070)
Accounts payable	27,810	(520,813)
Unearned revenue	(133,273)	--
Joint venture cash calls	--	(2,321,441)
Accrued expenses	15,760	396,018
Taxes payable	(2,343)	--
Total Adjustments	2,161,767	7,929,006
Net Cash Provided by Operating Accounts	(205,807)	3,169

Cash Flows Used in Investing Activities
Investment in oil & gas properties	--	--
Net Cash Used by Investing Activities	--	--

Cash Flows from Financing Activities
Pledged investment account	705,812	(3,372)
Notes payable	(500,000)	--
Net Cash Provided by Financing Activities	205,812	(3,372)

Net Change in Cash and Cash Equivalents	5	(203)
Cash Equivalents
Beginning of the period	428	251
End of the period	433	48

The accompanying notes are integral part of the consolidated financial statements.

EnDevCo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2004

NOTE 1 - Summary of Significant Accounting Policies

Basis of Presentation - The Corporation was incorporated under the laws of the state of Texas on November 7, 1980. On September 30, 2003, the Company filed a "Restated" Articles of Incorporation with the Secretary of State of the State of Texas to change its name to EnDevCo, Inc.

Financial Statement Presentation - The consolidated Unaudited interim financial statements of the Company as of June 30, 2004 and for the three months ended June 30, 2004, included herein have been prepared in accordance with the instructions for Form 10QSB under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. The December 31, 2003 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements.

In the opinion of management, the accompanying consolidated unaudited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at June 30, 2004, and the results of their operations for the three months ended June 30, 2004 and 2003, and their cash flows for the three months ended June 30, 2004 and 2003.

The results of operations for such periods are not necessarily indicative of results expected for the full year or for any future period. These financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2003 and related notes included in the Company's Form 10-KSB filed with the Securities and Exchange Commission

Principles of Consolidation -- The consolidated financial statements include the accounts of EnDevCo, Inc. and its wholly owned subsidiaries, EnDevCo Minerals, Inc., EnDevCo Canada Exploration Limited, Superior Stock Transfer, Inc., and EnDevCo Colombia Oil and Gas, S.A. (the "Company"). All material inter-Company balances and transactions have been eliminated, as necessary, in consolidation.

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
June 30, 2004

NOTE 2 - Non-monetary Stock Transactions

Included in the Company's consolidated statement of operations for the period ended June 30, 2004 were expenses that were paid with Company stock. The Company issued stock in lieu of cash in transactions summarized as follows for the six months ended June 30, 2004:

	June 30, 2004
Description	Common Shares	Value	Preferred Shares	Value
For Salaries	--	--	450,000	$ 450,000
Other Company Obligations	36,500,000	$ 1,725,000	76,448	76,448

Total	36,500,000	$ 1,725,000	526,448	$ 526,448
	=========	=========	=========	=========

NOTE 3 - Preferred Stock

The Board of Directors passed a Corporate Resolution that reads, "Pursuant to and in accordance with Article 2.13 of the Texas Business Corporation Act of the State of Texas the Company does hereby certify that, pursuant to the authority conferred on the Board of Directors by the Articles of Incorporation of the Corporation, and pursuant and in accordance with Article 2.13 of the Texas Business Corporation Act of the State of Texas, said Board of Directors, pursuant to unanimous written consent dated December 9, 2002, duly adopted a resolution providing for the authorization and issuance of 5,000,000 shares of "Series A" Convertible Preferred Stock, $0.01 par value per share (the "Series A" Preferred Stock). As of June 30, 2004, there were 4,676,943 shares outstanding.

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

During the quarter ended June 30, 2004 a total of 283,202 shares of preferred stock was issued and recorded at the rate of $1.00 per share as approved by the Board of Directors. The shares were issued for salaries and other Company obligations.

NOTE 4 - Note Payable

The Company is currently in default of a note payable in the amount of $281,458 as of June 30, 2004. The Company is currently exploring its options to work out a settlement with this creditor. Interest is being accrued at the rate of 9%.

EnDevCo, Inc. and Subsidiaries
June 30, 2004

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

GENERAL COMMENTS ON BUSINESS PLAN

The Board of Directors has passed a unanimous resolution to change the name of the Corporation to EnDevCo, Inc. The shareholders approved the name change at the Annual Meeting held on September 12, 2003. The new ticker symbol is "ENDE". EnDevCo, Inc., a shortened version of the "Energy Development Company", establishes an identity that is consistent with the business development activities currently underway to revitalize the Corporation. The Company is involved in several natural resource development projects that transcend the traditional business scope of oil and gas exploration and production. These activities include production of oil and gas from interests held by the Company in the United States and Colombia. The Company is pursuing the development of potassium chloride and other mineral deposits and is investigating an investment in the development of new technologies for the enhancement of oil and gas production, utilizing that technology to gain leverage in the purchase of domestic natural gas production.

OIL AND GAS EXPLORATION AND DEVELOPMENT

The Company is pursuing oil and gas exploration and development opportunities in both domestic and international venues. Domestically, the Company has secured certain development rights in four blocks in the Gulf of Mexico that will provide it with the opportunity to participate in the drilling of low risk development wells. As a result of recently acquired 3D seismic data which has been integrated with previously known geological and engineering data, several low risk development drilling opportunities have been identified. The Company also has negotiated an option to purchase producing properties in Oklahoma along with a local pipeline and gas gathering system. The option also includes the purchase of a significant new lease position which will support a multiwell development drilling program. Participation in these types of relatively low risk and low cost wells will provide near term cash flow to support the activities of the Company.

Internationally, the Company has identified several other exploration projects that carry significant upside potential (although at higher risk). The Company currently holds a farmin agreement for certain exploration rights in the Rio Magdelena Valley of Colombia. Our exploration teams are also evaluating other opportunities located in Canada, South America, Europe and West Africa.

Gulf of Mexico - On December 28, 2003, the Company entered into an agreement with Pine Curtain Production Company, LLC wherein the Company has the option to participate in an undivided interest of 50% of the seller's undivided interest in lease holding rights to include seller's proprietary geological, geophysical and engineering data relating to the following Gulf of Mexico Blocks: East Cameron Blocks 71 & 72, Eugene Island Block 294, and Chandeleur Block 14.

Cherokee Platform, Oklahoma - The Company has negotiated an option to purchase a shallow natural gas development project in S.E. Oklahoma. The project consists of the purchase of twenty vintage wells that are not currently producing and seven newly drilled wells that have been completed in shallow Pennsylvanian aged gas sands. The option also covers the purchase of 40 miles of gas gathering and pipeline infrastructure (which includes three taps into the interstate common carrier pipeline) and 14,600 acres of new leasehold. In addition to the proven shallow sand production, many of these wells have penetrated and are currently testing completion techniques to recover natural gas from the Caney Shale interval. The Caney Shale is a continuous deposit of gas reserves contained within a low permeability shale interval over 300 feet thick which is widespread over this area of Oklahoma. New drilling and completion technologies including hydraulic fracturing and multi-lateral horizontal drilling have begun to unlock these "unconventional" gas reserves in this area. While still yet to be proven, the Company estimates recoverable gas reserves of 20 bcf of gas per square mile can be recovered from the Caney Shale interval. The Company is currently conducting technical due diligence prior to closing and has engaged a reservoir engineering company to produce a reserves report certifying the volume of proven reserves within the Pennsylvanian sand reservoirs.

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

EnDevCo, Inc. and Subsidiaries
June 30, 2004

ENERGY TECHNOLOGY DEVELOPMENT

Development and implementation of new energy technologies will become a key new business focus for the Company. The identification of and early participation in the implementation of these types of technologies opens several avenues for potential revenue generation and profits. In some instances, the technology can be manufactured and sold to end users once the market accepts the technology. In other instances, the technology might provide a unique competitive advantage that can be successfully leveraged by the Company in the acquisition and development of existing energy projects. Initially, the Company will limit its scope of investigation to those technologies that directly compliment the oil and gas, and power industries.

POWER GENERATION

The Company has management experience and expertise in the areas of power plant development, operations, and optimization. The Company intends to pursue opportunities to serve as a management team representing the interests of lenders and private equity investors in control of generation assets acquired from the troubled merchant generation sector.

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

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

Revenues -During the period reported, Revenues increased from $40,499 to $133,273.
This increase of $92,774 is due to recognition of revenue for the Congo feasibility study.
Cost of Revenues - During the period reported, Cost of Revenues increased from zero to $133,273.
This increase is due to recognition of payments to the Congo subcontractor.
Costs and Expenses -During the period reported, Expenses decreased from $7,035,239 to $2,368,581, a decrease of $4,666,658.
"General and Administrative Expense" increased from $91,631 in 2003 to $141,997 in 2004. This increase of $50,366 is primarily the result of fees due the bank that provided the letter of credit intended for Yemen Block 20.
"Salaries and wages paid in stock" increased from 45,000 in 2003 to $450,000 in 2004. This increase of $405,000 is due to the payment of officer and director compensation due for 2004 in preferred stock.
"Other Expenses Paid in Stock" increased from zero in 2003 to $1,763,919 in 2004. This increase of $1,763,919 is the result of payments for expenses to keep the Company in compliance with SEC regulations, legal fees, consultants and operational activities.
"Yemen Block 20 Judgment" decreased from $2,134,212 in 2003 to zero in 2004. This decrease of $2,134,212 is due to management negotiating a settlement in which the Company does not have to pay the judgment.
"Impairment Loss on Assets" decreased from $4,368,377 in 2003 to zero in 2004. This decrease of $4,368,377 is due to the losses recognized in the previous year.
"Interest expense" decreased from $396,019 in 2003 to $12,666 in 2004. This decrease of $383,353 is due to the negotiated settlement to zero in 2003 of the interest on unpaid cash calls for Yemen Block 20.
Other Income and Expenses - During the period reported, Other Income and Expenses decreased from $1,836 in 2003 to $956 in 2004, a decrease of $880.
"Interest Income" decreased from $3,372 in 2003 to $1,007 in 2004. This decrease of $2,365 is due to a reduced interest earned on the "Investment - Letter of Credit on Deposit".
"Other Exp (Pref Shares Issued)" decreased from $934,469 in 2003 to zero in 2004. This decrease of $934,469 is due to prior Company obligations being paid in 2003.

EnDevCo, Inc. and Subsidiaries
June 30, 2004

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Legal Proceedings for the Quarter Ended June 30, 2004:

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
June 30, 2004

John W. Adair, Jalal Alghani and Vivian Llerena Quintero and their co-conspirators, jointly and severally, and in favor of the Company for the sum of up to five hundred million dollars ($ 500,000,000) in actual damages and punitive damages against each of said Defendants as assessed by the jury and for such other and further relief to which the Company may show to be justly entitled.

Discovery in this case was ongoing before the change of control of the Company occurred as a result of the Annual Shareholders Meeting on August 5, 2002. Since that time and as a result of adding additional parties to the lawsuit as described in the preceding paragraph, extensive additional discovery regarding the facts of this case have been undertaken by the new parties to the lawsuit. The Company and Mr. Boyce have provided responses to all requested discovery. The Company will continue to vigorously pursue this case and has engaged expert witnesses to provide testimony regarding certain aspects of this case. The Court has set a trial date in November 2004.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8 -K

(a) Exhibits

31.1 Certification by CEO and CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.2 Certification of CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K
None.

EnDevCo, Inc. and Subsidiaries
June 30, 2004

SIGNATURES

In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 13, 2004.

ENDEVCO, INC.
/s/ Chris A. Dittmar
-----------------------------
Chris A. Dittmar
Chief Executive Officer and Director

/s/ Richard G. Boyce
------------------------------
Richard G. Boyce
Chief Operating Officer and Director

/s/ Larry Swift
-----------------------------
Larry Swift
Chief Financial Officer

/s/ Ernest B. Miller IV
-----------------------------
Ernest B. Miller IV
Vice President of Finance

/s/ John A. Brush
----------------------------
John A. Brush
Non-Executive Director

/s/ Charles R. Close
--------------------------
Charles R. Close
Non-Executive Director

/s/ E. Barger Miller III
--------------------------
E. Barger Miller III
Chairman and Non-Executive Director

EnDevCo, Inc. and Subsidiaries
June 30, 2004

EXHIBIT 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO RULE 13A-14(A) OR 15D-14(A) UNDER THE SECURITIES EXCHANGE ACT OF 1934

In connection with the Quarterly Report of EnDevCo, Inc. (the "Company") on Form 10QSB (the "Report") for the quarter ended June 30, 2004 (the "Reporting Period"), as filed with the Securities Exchange Commission on the date hereof under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the undersigned, Chris A. Dittmar, Chief Executive Officer of the Company, certifies pursuant to Rule 13a-14(a) or 15d-14(a) under the Exchange Act that:

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
August 13, 2004

EnDevCo, Inc. and Subsidiaries
June 30, 2004

EXHIBIT 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO RULE 13A-14(A) OR 15D-14(A) UNDER THE SECURITIES EXCHANGE ACT OF 1934

In connection with the Quarterly Report of EnDevCo, Inc. (the "Company") on Form 10QSB (the "Report") for the quarter ended June 30, 2004 (the "Reporting Period"), as filed with the Securities Exchange Commission on the date hereof under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the undersigned, Larry Swift, Chief Financial Officer of the Company, certifies pursuant to Rule 13a-14(a) or 15d-14(a) under the Exchange Act that:

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
August 13, 2004

EnDevCo, Inc. and Subsidiaries
June 30, 2004

EXHIBIT 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO RULE 13A-14(B) OR 15D-14(A) UNDER THE SECURITIES EXCHANGE ACT OF 1934 AND SECTION 1350 OF CHAPTER 63 OF TITLE 18 OF THE UNITED STATES CODE

In connection with the Quarterly Report of EnDevCo, Inc. (the "Company") on Form 10QSB (the "Report") for the quarter ended June 30, 2004, as filed with the Securities Exchange Commission on the date hereof under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the undersigned, Chris A. Dittmar, Chief Executive Officer, certifies pursuant to Rule 13a-14(b) or
15d-14(a) under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code, that:

1.   The Report fully complies with the requirements of Section 13(a) or 15(d) of the Exchange Act; and

2.   The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the date and for the periods reported therein.

By: /s/ Chris A. Dittmar
Chris A. Dittmar
Chief Executive Officer
August 13, 2004

EnDevCo, Inc. and Subsidiaries
June 30, 2004

EXHIBIT 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO RULE 13A-14(B) OR 15D-14(A) UNDER THE SECURITIES EXCHANGE ACT OF 1934 AND SECTION 1350 OF CHAPTER 63 OF TITLE 18 OF THE UNITED STATES CODE

In connection with the Quarterly Report of EnDevCo, Inc. (the "Company") on Form 10QSB (the "Report") for the quarter ended June 30, 2004, as filed with the Securities Exchange Commission on the date hereof under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the undersigned, Larry Swift, Chief Financial Officer of the Company, certifies pursuant to Rule 13a-14(b) or 15d-14(a) under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code, that:

1.   The Report fully complies with the requirements of Section 13(a) or 15(d) of the Exchange Act; and

2.   The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the date and for the periods reported therein.

By: /s/ Larry Swift
Larry Swift
Chief Financial Officer
August 13, 2004