Form 10QSB
period 2004-09-30
ENDEVCO INC
filed 2004-11-15
CIK 355300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 2004

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

The number of shares outstanding of the registrant's common stock as of October 31, 2004 was 189,500,000.

Transitional Small Business Disclosure Format: [ ] Yes [X] No

ENDEVCO, INC. AND SUBSIDIARIES
TABLE OF CONTENTS
SEPTEMBER 30, 2004

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements
Consolidated Balance Sheets - September 30, 2004 (Unaudited) and December 31, 2003	2
Consolidated Statements of Operations (Unaudited) - Three & Nine Months Ended September 30, 2004 and 2003	3
Consolidated Statements of Cash Flows (Unaudited) - Nine Months Ended September 30, 2004 and 2003	4
Notes to Consolidated Financial Statements (Unaudited)	5-6

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	7-9

ITEM 3. Controls and Procedures	9

PART II - OTHER INFORMATION

ITEM 1 through ITEM 6	9-10

SIGNATURES AND CERTIFICATIONS	11-15

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EnDevCo, Inc. and Subsidiaries
Consolidated Balance Sheets
September 30, 2004 Compared to December 31, 2003

	09/30/2004	12/31/2003
ASSETS (Unaudited)
Current Assets
Cash	$ 404	$ 428
Accounts receivable	527,080	527,080
Prepaid expense	--	2,364

Total Current Assets	527,484	529,872

Investment - letter of credit on deposit	--	705,812

Property and Equipment
Oil and gas properties and equipment under full cost method	2,000,000	2,000,000
Less accumulated depreciation and depletion	--	--
Net property and equipment	2,000,000	2,000,000

Total Assets	$ 2,527,484	$ 3,235,684
	==========	==========

LIABILITIES
Current Liabilities
Accounts payable	$ 2,111,369	$ 2,067,602
Current portion of notes payable	262,848	781,458
Accrued expenses	4,684	25,332
Unearned revenue	393,807	527,080
Taxes payable	160,390	162,733

Total Current Liabilities	2,933,098	3,564,205

STOCKHOLDERS' DEFICIT
Preferred Stock
5,000,000 shares authorized, $0.01 par value,
4,150,495 shares outstanding December 31, 2003 and
4,972,974 shares outstanding September 30, 2004	49,730	41,505
Common Stock
500,000,000 shares authorized, without par value
150,000,000 shares outstanding December 31, 2003 and
189,500,000 shares outstanding September 30, 2004	35,103,461	33,228,461
Additional Paid in Capital	4,923,245	4,108,990
Retained Deficit	(40,482,050)	(37,707,477)

Total Stockholders' Deficit	(405,614)	(328,521)

Total Liabilities and Stockholders' Deficit	$ 2,527,484	$ 3,235,684
	==========	==========

The accompanying notes are integral part of the consolidated financial statements.

EnDevCo, Inc. and Subsidiaries
Consolidated Statement of Operations
For the Three and Nine Months Ended September 30, 2004 and 2003
(Unaudited)

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	09/30/2004	09/30/2003	09/30/2004	09/30/2003
Revenues
Oil & gas royalties	--	--	--	$ 499
Consulting fees and other	$ --	$ --	$ 133,273	40,000

Total Revenues	--	--	133,273	40,499

Cost of Revenues
Subcontractor payment	--	--	133,273	--

Gross Profit	--	--	--	40,499

Costs and Expenses
General and administrative	165	25,751	142,162	117,382
Salaries and wages paid in stock	250,500	27,500	700,500	72,500
Other expenses paid in stock	187,942	--	1,951,860	--
Yemen block 20 judgment	--	--	--	2,134,212
Impairment loss on assets	--	--	--	4,368,377
Interest expense	6,333	6,333	18,998	18,999

Total Costs and Expenses	444,940	59,584	2,813,520	6,711,470

Other Income and Expenses
Interest income	--	1,025	1,007	4,397
Other income
(Note payable principal reduction)	37,940	--	37,940	--
(Yemen judgment negotiated to zero)	--	4,455,653	--	4,455,653
Prior Period Adjustment	--	64,262	--	64,262
Other expense(preferred shares issued)	--	(73,003)	--	(1,007,472)

Net Income(Loss)	$ (407,000)	$ 4,388,353	$ (2,774,573)	$ (3,154,131)
Net Loss Per Common Share:
Basic and diluted	$ (0.00)	$ 0.03	$ (0.01)	$ (0.02)

The accompanying notes are integral part of the consolidated financial statements.

EnDevCo, Inc. and Subsidiaries
Consolidated Statement of Cash Flows
For the Nine Months Ended September 30, 2004 and 2003
(Unaudited)

	09/30/2004	09/30/2003
Cash Flows from Operating Activity

Net Income(Loss)	$ (2,774,573)	$ (3,154,131)
Adjustments to Reconcile Net Loss to Net Cash
Issuance of stock for salaries	700,500	--
Issuance of stock for expenses	1,996,979	1,671,785
Impairment loss on assets	--	4,368,377

Changes in Working Capital Accounts
Prepaid expenses	2,364	(23,650)
Accounts payable	43,767	(513,273)
Unearned revenue	(133,273)	--
Joint venture cash calls	--	(2,321,441)
Accrued expenses	(20,647)	(45,263)
Taxes payable	(2,343)	--
Total Adjustments	2,587,347	3,136,536
Net Cash Provided by Operating Accounts	(187,226)	(17,596)

Cash Flows Used in Investing Activities
Investment in oil & gas properties	--	--
Net Cash Used by Investing Activities	--	--

Cash Flows from Financing Activities
Pledged investment account	705,812	162,231
Notes payable	(518,610)	--
Borrowings under note and credit agreement	--	(144,428)
Net Cash Provided by Financing Activities	187,202	17,803

Net Change in Cash and Cash Equivalents	(24)	207
Cash Equivalents
Beginning of the period	428	251
End of the period	404	458

The accompanying notes are integral part of the consolidated financial statements.

EnDevCo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2004

NOTE 1 - Summary of Significant Accounting Policies

Basis of Presentation - The Corporation was incorporated under the laws of the State of Texas on November 7, 1980. On September 30, 2003, the Company filed a "Restated" Articles of Incorporation with the Secretary of State of the State of Texas to change its name to EnDevCo, Inc.

Financial Statement Presentation - The consolidated Unaudited interim financial statements of the Company as of September 30, 2004 and for the nine months ended September 30, 2004, included herein have been prepared in accordance with the instructions for Form 10QSB under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. The December 31, 2003 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements.

In the opinion of management, the accompanying consolidated unaudited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at September 30, 2004, and the results of their operations for the three and nine months ended September 30, 2004 and 2003, and their cash flows for the nine months ended September 30, 2004 and 2003.

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
September 30, 2004

NOTE 2 - Non-monetary Stock Transactions

Included in the Company's consolidated statement of operations for the period ended September 30, 2004 were expenses that were paid with Company stock. The Company issued stock in lieu of cash in transactions summarized as follows for the nine months ended September 30, 2004:

	September 30, 2004
Description	Common Shares	Value	Preferred Shares	Value
For Salaries	--	--	700,500	$ 700,500
Other Company Obligations	39,500,000	$ 1,875,000	121,979	121,448

Total	39,500,000	$ 1,875,000	822,479	$ 822,479
	=========	=========	=========	=========

NOTE 3 - Preferred Stock

The Board of Directors passed a Corporate Resolution that reads, "Pursuant to and in accordance with Article 2.13 of the Texas Business Corporation Act of the State of Texas the Company does hereby certify that, pursuant to the authority conferred on the Board of Directors by the Articles of Incorporation of the Corporation, and pursuant and in accordance with Article 2.13 of the Texas Business Corporation Act of the State of Texas, said Board of Directors, pursuant to unanimous written consent dated December 9, 2002, duly adopted a resolution providing for the authorization and issuance of 5,000,000 shares of "Series A" Convertible Preferred Stock, $0.01 par value per share (the "Series A" Preferred Stock). As of September 30, 2004, there were 4,972,974 shares outstanding.

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

During the quarter ended September 30, 2004 a total of 296,031 shares of preferred stock was issued and recorded at the rate of $1.00 per share as approved by the Board of Directors. The shares were issued for salaries and other Company obligations.

NOTE 4 - Note Payable

The Company has an outstanding note payable of $262,848 with a single creditor. A settlement agreement has been arranged by which the Company will pay the balance due in scheduled increments until December 31, 2005. Interest is being accrued at a rate of 9%.

EnDevCo, Inc. and Subsidiaries
September 30, 2004

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

OIL AND GAS EXPLORATION AND DEVELOPMENT

The Company is pursuing oil and gas exploration and development opportunities in both domestic and international venues. Domestically, the Company has secured certain development rights in two blocks in the Gulf of Mexico that will provide it with the opportunity to participate in the drilling of low risk development wells. As a result of recently acquired 3D seismic data that has been integrated with previously known geological and engineering data, several low risk development drilling opportunities have been identified. The Company also has negotiated an option to purchase producing properties in Oklahoma along with a local pipeline and gas gathering system. The option also includes the purchase of a significant new lease position which will support a multiwell development drilling program. Participation in these types of relatively low risk and low cost wells will provide near term cash flow to support the activities of the Company.

Internationally, the Company has identified several other exploration projects that carry significant upside potential (although at higher risk). The Company currently holds a farmin agreement for certain exploration rights in the Rio Magdelena Valley of Colombia. Our exploration teams are also evaluating other opportunities located in Canada, South America, Europe and West Africa.

Gulf of Mexico - On December 28, 2003, the Company entered into an agreement with Pine Curtain Production Company, LLC wherein the Company has the option to participate in an undivided interest of 50% of the seller's undivided interest in Eugene Island Block 294 and Chandeleur Block 14.

Cherokee Platform, Oklahoma - The Company has negotiated an option to purchase a shallow natural gas development project in S.E. Oklahoma. The project consists of the purchase of twenty vintage wells that are not currently producing and seven newly drilled wells that have been completed in shallow Pennsylvanian aged gas sands. The option also covers the purchase of 40 miles of gas gathering and pipeline infrastructure (which includes three taps into the interstate common carrier pipeline) and 14,600 acres of new leasehold. In addition to the proven shallow sand production, many of these wells have penetrated and are currently testing completion techniques to recover natural gas from the Caney Shale interval. The Caney Shale is a continuous deposit of gas reserves contained within a low permeability shale interval over 300 feet thick that is widespread over this area of Oklahoma. New drilling and completion technologies including hydraulic fracturing and multi-lateral horizontal drilling have begun to unlock these "unconventional" gas reserves in this area. While still yet to be proven, the Company estimates recoverable gas reserves of 20 bcf of gas per square mile can be recovered from the Caney Shale interval. The Company is currently conducting technical due diligence prior to closing and has engaged a reservoir engineering company to produce a reserves report certifying the volume of proven reserves within the Pennsylvanian sand reservoirs.

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
September 30, 2004

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

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003

Revenues -During the period reported, Revenues increased from $40,499 to $133,273.
This increase of $92,774 is due to recognition of revenue for the Congo feasibility study.
Cost of Revenues - During the period reported, Cost of Revenues increased from zero to $133,273.
This increase is due to recognition of payments to the Congo subcontractor.
Costs and Expenses -During the period reported, Expenses decreased from $6,711,470 to $2,813,520, a decrease of $3,897,950.
"General and Administrative Expense" increased from $117,382 in 2003 to $142,162 in 2004. This increase of $24,780 is primarily the result of fees due the bank that provided the letter of credit intended for Yemen Block 20.
"Salaries and wages paid in stock" increased from $72,500 in 2003 to $700,500 in 2004. This increase of $628,000 is due to the payment of officer and director compensation due for 2004 in preferred stock.
"Other Expenses Paid in Stock" increased from zero in 2003 to $1,951,860 in 2004. This increase of $1,951,860 is the result of payments for expenses to keep the Company in compliance with SEC regulations, legal fees, consultants and operational activities.
"Yemen Block 20 Judgment" decreased from $2,134,212 in 2003 to zero in 2004. This decrease of $2,134,212 is due to management negotiating a settlement in which the Company does not have to pay the judgment.
"Impairment Loss on Assets" decreased from $4,368,377 in 2003 to zero in 2004. This decrease of $4,368,377 is due to the losses recognized in the previous year.
Other Income and Expenses - During the period reported, Other Income and Expenses decreased from $3,516,840 in 2003 to $1,007 in 2004, a decrease of $3,515,833.
"Other Income (Note Payable Principal Reduction)" increased from zero in 2003 to $37,940 in 2004. This is due to a principal reduction on the Pace note payable.
"Other Income (Yemen Judgment Negotiated to Zero)" decreased from $4,455,653 in 2003 to zero in 2004. This is due to current management negotiating the Yemen Judgment to zero.
"Interest Income" decreased from $4,397 in 2003 to $1,007 in 2004. This decrease of $3,390 is due to a reduced interest earned on the "Investment - Letter of Credit on Deposit".
"Prior Period Adjustment" decreased from $64,262 in 2003 to zero in 2004.
"Other Exp (Pref Shares Issued)" decreased from $1,007,472 in 2003 to zero in 2004. This decrease of $1,007,472 is due to prior Company obligations being paid in 2003.

EnDevCo, Inc. and Subsidiaries
September 30, 2004

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Legal Proceedings for the Quarter Ended September 30, 2004:

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
September 30, 2004

John W. Adair, Jalal Alghani and Vivian Llerena Quintero and their co-conspirators, jointly and severally, and in favor of the Company for the sum of up to five hundred million dollars ($ 500,000,000) in actual damages and punitive damages against each of said Defendants as assessed by the jury and for such other and further relief to which the Company may show to be justly entitled.

Discovery in this case was ongoing before the change of control of the Company occurred as a result of the Annual Shareholders Meeting on August 5, 2002. Since that time and as a result of adding additional parties to the lawsuit as described in the preceding paragraph, extensive additional discovery regarding the facts of this case have been undertaken by the new parties to the lawsuit. The Company and Mr. Boyce have provided responses to all requested discovery. The Company will continue to vigorously pursue this case and has engaged expert witnesses to provide testimony regarding certain aspects of this case. The Court has set a trial date for May 2005.

The Company is a party to various claims and litigation. Although no assurances can be given, the Company recognizes, based on its experience to date, that the ultimate resolution of such items, individually or in the aggregate, could have a material adverse impact on the Company's financial position or results of operations.  The Company is currently exploring settlement options.

ITEM 2. CHANGES IN SECURITIES
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

ITEM 5. OTHER INFORMATION
None.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8 -K

(a) Exhibits

31.1 Certification by CEO and CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.2 Certification by CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

The following table details the events reported in the nine months ending September 30, 2004 by the Company on Form 8-K.  Each filing is incorporated herein by reference.

Filing Date	Description
06/01/2004	Notice of Restatement of Articles of Incorporation
08/20/2004	Notice of Change in Option Agreement

EnDevCo, Inc. and Subsidiaries
September 30, 2004

SIGNATURES

In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 12, 2004.

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
September 30, 2004

EXHIBIT 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO RULE 13A-14(A) OR 15D-14(A) UNDER THE SECURITIES EXCHANGE ACT OF 1934

In connection with the Quarterly Report of EnDevCo, Inc. (the "Company") on Form 10QSB (the "Report") for the quarter ended September 30, 2004 (the "Reporting Period"), as filed with the Securities Exchange Commission on the date hereof under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the undersigned, Chris A. Dittmar, Chief Executive Officer of the Company, certifies pursuant to Rule 13a-14(a) or 15d-14(a) under the Exchange Act that:

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
November 12, 2004

EnDevCo, Inc. and Subsidiaries
September 30, 2004

EXHIBIT 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO RULE 13A-14(A) OR 15D-14(A) UNDER THE SECURITIES EXCHANGE ACT OF 1934

In connection with the Quarterly Report of EnDevCo, Inc. (the "Company") on Form 10QSB (the "Report") for the quarter ended September 30, 2004 (the "Reporting Period"), as filed with the Securities Exchange Commission on the date hereof under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the undersigned, Larry Swift, Chief Financial Officer of the Company, certifies pursuant to Rule 13a-14(a) or 15d-14(a) under the Exchange Act that:

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
November 12, 2004

EnDevCo, Inc. and Subsidiaries
September 30, 2004

EXHIBIT 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO RULE 13A-14(B) OR 15D-14(A) UNDER THE SECURITIES EXCHANGE ACT OF 1934 AND SECTION 1350 OF CHAPTER 63 OF TITLE 18 OF THE UNITED STATES CODE

In connection with the Quarterly Report of EnDevCo, Inc. (the "Company") on Form 10QSB (the "Report") for the quarter ended September 30, 2004, as filed with the Securities Exchange Commission on the date hereof under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the undersigned, Chris A. Dittmar, Chief Executive Officer, certifies pursuant to Rule 13a-14(b) or
15d-14(a) under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code, that:

1.   The Report fully complies with the requirements of Section 13(a) or 15(d) of the Exchange Act; and

2.   The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the date and for the periods reported therein.

By: /s/ Chris A. Dittmar
Chris A. Dittmar
Chief Executive Officer
November 12, 2004

EnDevCo, Inc. and Subsidiaries
September 30, 2004

EXHIBIT 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO RULE 13A-14(B) OR 15D-14(A) UNDER THE SECURITIES EXCHANGE ACT OF 1934 AND SECTION 1350 OF CHAPTER 63 OF TITLE 18 OF THE UNITED STATES CODE

In connection with the Quarterly Report of EnDevCo, Inc. (the "Company") on Form 10QSB (the "Report") for the quarter ended September 30, 2004, as filed with the Securities Exchange Commission on the date hereof under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the undersigned, Larry Swift, Chief Financial Officer of the Company, certifies pursuant to Rule 13a-14(b) or 15d-14(a) under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code, that:

1.   The Report fully complies with the requirements of Section 13(a) or 15(d) of the Exchange Act; and

2.   The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the date and for the periods reported therein.

By: /s/ Larry Swift
Larry Swift
Chief Financial Officer
November 12, 2004