Form 10KSB
period 2004-12-31
ENDEVCO INC
filed 2005-04-18
CIK 355300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 2004.

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 001-31433
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

[X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The aggregate market value of common stock held by non-affiliates of the registrant at December 31, 2004, based upon the last closing price on the OTCBB on December 31, 2004, was $7,880,000. As of December 31, 2004, there were 197,000,000 shares of Common Stock and 5,238,984 shares of Preferred Stock outstanding. The total number of Common shares authorized is 500,000,000 and the total number of Preferred shares authorized is 10,000,000 for the Corporation..

Documents incorporated by reference: EnDevCo, Inc. Form-KSB for the year ended December 31, 2003 and Adair International Oil and Gas, Inc. Form 10-KSB for the years ending December 31, 2002 and December 31, 2001, Form 8-K, "Other Events - Notice of Restatement of Articles of Incorporation" filed June 1, 2004, Form 8-K, "Other Events - Notice of Change in Option Agreement", filed August 20, 2004, Form 8-K, "Other Events - Notice of Settlement" filed February 16, 2005, Form 8-K, "Corporate Governance and Management - Departure of Directors or Principal Officers" filed March 2, 2005.

Transitional Small Business Disclosure Format: [ ] Yes [X] No

ENDEVCO, INC.
AND SUBSIDIARIES

TABLE OF CONTENTS
DECEMBER 31, 2004

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

Rio Magdelena Option, Colombia - On September 25, 2003, the Company purchased from Harvest Production Company, LLC an option to participate in the acquisition and processing of 101 kilometers of 2D seismic, and a continuing option to participate on a joint venture basis in wells to be drilled after the interpretation of that seismic on their Rio Magdelena Association Contract comprising 58,546 hectares (144,600 acres) situated in the Upper Magdelena River region of Colombia.

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

ITEM 3. LEGAL PROCEEDINGS

Legal Proceedings for the Year Ended December 31, 2004:

Adair International Oil & Gas, Inc. vs. Chase Mellon Shareholder Services, Inc., Mellon Investor Services, LLC., U.S. Stock Transfer Corporation, Thomas Kernaghan & Co., Union Securities, Ltd., Merril Lynch, Hubbard, Inc., Tatiana Roa, Braden, Bennick, Goldstein, Gazaway & Co., Jack Sisk & Co., Jackson & Rhodes, P.C., Malone and Bailey, PLLC, John W. Adair, Jalal Alghani, and Vivian Llerena Quintero - Cause No. 2001-63909, 55th District Court, Harris County, Texas. The Company's claims in the suit against John W. Adair ("Adair"), Jalal Alghani ("Alghani") and Vivian Llerena Quintero ("Quintero") involve allegations of fraud, conspiracy and breach of fiduciary duties owed to the Company by Mr. Adair and Mr. Alghani while they were Officers and Directors of the Company prior to their removal from the Board of Directors at the Company's annual shareholders meeting on August 5, 2002. The Company's claims in the suit against Ms. Quintero involve allegations of fraud, conspiracy and breach of fiduciary duties while employed by the Company as office manager and personal assistant to Mr. Adair when he was Chairman and CEO of the Company.

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

The Company subsequently filed a motion for summary judgment on April 29, 2003 and the Court on July 11, 2003 and again by clarified its ruling on September 23, 2003, ordered the Company's motion for summary judgment be granted as to all claims in Defendant's / Counter Plaintiff's second amended petition, including the claim of conspiracy to commit defamation, with the exception of the common law defamation claim against the Company, SCORE Group and Mr. Boyce. The Company has denied the allegation and the Board of Directors has determined it is the best interest of the Company to assume the defense of SCORE Group and Mr. Boyce and to indemnify both in its defense of this sole remaining allegation filed by Mr. Adair, Mr. Alghani and Ms. Quintero.

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

On February 11, 2005, EnDevCo, Inc. executed a Stock Purchase, Settlement, And Mutual Release And Indemnity Agreement only with John W. Adair, Jalal Alghani and Vivian Llerena Quintero. See Form 8-K filed February 16, 2005. The Company is now the sole plaintiff and is pursuing its claims against all other defendants.

The Company is a party to various claims and litigation. Although no assurances can be given, the Company believes, based on its experience to date, that the ultimate resolution of such items, individually or in the aggregate, could have a material adverse impact on the Company's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company filed Definitive Proxy Materials with the Securities and Exchange Commission on September 15, 2004. The Notice Date of this Proxy Statement is September 1, 2004. Proxy materials including the Proxy Statement, Proxy Ballot Card and the 2002 Form 10-K were mailed to all shareholders of record on or about September 15, 2004.

The Board of Directors of the Company fixed the close of business on September 10, 2004 as the record date for the determination of shareholders entitled to notice and to vote at the Annual Meeting. As of September 10, 2004, the Corporation had 188,000,000 outstanding shares of Common stock entitled to vote and 4,676,943 shares of "Series A" Preferred stock entitled to vote. In order for shares to be voted, they must have been held as of the record date.

The Board of Directors fixed Friday, October 15, 2004 as the date for the Annual Meeting of Shareholders, which was convened at 3000 Richmond Avenue, Third Floor Conference Room, Houston, Texas 77098 at 9:00 A.M. local time.

The Items of Business brought before the shareholders for consideration that were approved are as follows:

  Elect one (1) director to the Board of Directors for a term of three (3) years.
  Proposal to implement a reverse share split.
  Proposal to ratify of the appointment of Clyde Bailey, PC as the Corporation's independent accountants for fiscal 2004.
  Proposal to increase the number of authorized Series "A" Preferred Shares to ten (10) million shares.
  Proposal to exchange existing common share certificates for new common share certificates registered in the Corporation's current name, EnDevCo, Inc.

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

COMMON STOCK PRICE RANGE
Year	Quarter Ended	High Bid	Low Bid	Shares Outstanding
2004	Dec 31	$ 0.08	$ 0.034	197,000,000
	Sep 30	$ 0.143	$ 0.035
	Jun 30	$ 0.16	$ 0.12
	Mar 31	$ 0.038	$ 0.01

2003	Dec 31	$ 0.02	$ 0.01	150,000,000
	Sep 30	$ 0.02	$ 0.01
	Jun 30	$ 0.03	$ 0.01
	Mar 31	$ 0.05	$ 0.01

2002	Dec 31	$ 0.02	$ 0.01	150,000,000
	Sep 30	$ 0.03	$ 0.01
	Jun 30	$ 0.04	$ 0.01
	Mar 31	$ 0.07	$ 0.02

On December 31, 2004, the closing price for the Common Stock of the Company on the OTCBB was  $0.04. Also on December 31, 2004, there were approximately 9,500 stockholders of record of the Common Stock, including broker/dealers holding shares beneficially owned by their customers.

Notice of Future Dilution of Shareholders -

At the annual shareholders meeting held on October 15, 2004, the shareholders approved an increase in the total number of authorized "Series A" convertible preferred shares with a $0.01 par value to 10,000,000. Each share of "Series A" Preferred Stock which is then outstanding shall at the sole election of the holder be converted into fully paid and non-assessable shares of Common Stock of the Corporation at a conversion rate of 1,000 shares of Common Stock for each share of "Series A" Preferred Stock. The holders of the issued and outstanding shares of Preferred Stock shall have the equivalent of 1,000 Common Stock votes for each share of "Series A" Preferred Stock.

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

SALES OF UNREGISTERED SECURITIES DURING 2004

During the year ended December 31, 2004, the Company issued unregistered securities in reliance upon exemptions from registration under the Securities Act of 1933 as amended (the "Act") as provided in Section 4(2) thereof. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in nor did the Company pay any commissions or fees to any underwriter in connection with any of these transactions. None of the transactions involved a public offering.  During the year ended December 31, 2003 the Company did not issue any unregistered securities.

The Company issued stock in lieu of cash in transactions summarized as follows for the years ended December 31, 2004 and December 31, 2003.  The Summary Compensation Table included as Item 10, "Executive Compensation", details the number of shares issued for compensation to each Company officer during the respective time period that they have been employed by the Company.

	December 31, 2004			December 31, 2003
Nature of Transaction	Common Stock	Preferred Stock	Amount	Common Stock	Preferred Stock	Amount
Officer's & Director's Compensation	--	951,000	$ 951,000	--	863,500	$ 863,500
Employee's Salaries	--	--	--	--	168,000	168,000
Other Costs & Expenses	47,000,000	137,489	2,162,489	--	3,118,995	3,118,995
	__________	__________	__________	__________	__________	__________
Totals	47,000,000	1,088,489	$ 3,113,489	--	4,150,495	$ 4,150,495
	=========	=========	=========	=========	=========	=========

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

Rio Magdelena Option, Colombia - On September 25, 2003, the Company purchased from Harvest Production Company, LLC an option to participate in the acquisition and processing of 101 kilometers of 2D seismic, and a continuing option to participate on a joint venture basis in wells to be drilled after the interpretation of that seismic on their Rio Magdelena Association Contract comprising 58,546 hectares (144,600 acres) situated in the Upper Magdelena River region of Colombia.

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

POWER GENERATION

The Company has management experience and expertise in the areas of power plant development, operations and optimization. The Company intends to pursue opportunities to serve as a management team representing the interests of lenders and private equity investors in control of generation assets acquired from the troubled merchant generation sector.

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

YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003

Revenues - During the period reported, Revenues decreased from $1,513,419 to $457,422.

This decrease of $1,055,997 is due to a reduction in consulting fees.

Cost of Revenues - During the period reported, Cost of Revenues decreased from $1,496,500 to $133,273.

This decrease of $1,363,227 is due to a reduction in the recognition of payments to the Congo subcontractor.

Costs and Expenses - During the period reported, Expenses increased from $4,327,381 to $4,603,960, an increase of $276,579.

  "General and Administrative Expense" increased from $67,575 in 2003 to $140,471 in 2004. This increase of $72,896 is primarily the result of past due fees on the Yemen Block 20 letter of credit.
  "Salaries and wages paid in stock" decreased from $1,031,500 for 2003 to $951,000 in 2004. This decrease of $80,500 is due to the payment of officer and director compensation due for both 2002 and 2003 in preferred stock in 2003.
  "Other Expenses Paid in Stock" decreased from $168,368 in 2003 to $137,489 in 2004. This decrease of $30,879 is the result of reduced payments for expenses to keep the Company in compliance with SEC regulations, payments for legal expenses and operational activities.
  "Loss on lease default" increased from zero in 2003 to $1,350,000 in 2004. This increase represents the Company's initial payments in an unsuccessful attempt to obtain an investment in a natural gas project.
  "Loss on Abandonment of Assets" decreased from $2,162,969 in 2003 to zero in 2004. There were no assets abandoned in 2004.
  "Consulting" increased from zero in 2003 to $2,025,000. This increase is due to payments made for legal expenses and investor relations.
  "Other expenses" decreased from $896,969 in 2003 to zero in 2004. The 2003 expenses were for the proxy fight conducted in 2001 and 2002. There were no "Other expenses" during 2004.

Other Income and Expenses - During the period reported, Other Income and Expenses increased from $19,986 of expense in 2003 to $18,807 of expense in 2004, an decrease of $1,179.

  "Interest Income" decreased from $5,346 in 2003 to $1,007 in 2004. This decrease of $4,339 is due to a reduced interest rate earned on the "Investment - Letter of Credit on Deposit".
  "Interest expense" decreased from $25,332 in 2003 to $19,814 in 2004. This decrease of $5,518 is due to the renegotiation of the Pace Global Energy Services, LLC note payable to the amount of $262,848.

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

ITEM 7. FINANCIAL STATEMENTS

The information required hereunder is included in this report as set forth on pages 30 - 51.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A. CONTROLS AND PROCEDURES

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The following table sets forth the directors and executive officers of the Company.

Name	Age	Title
Richard G. Boyce	50	Director - Chief Operating Officer
John A. Brush	50	Director
Charles R. Close	46	Director
Chris A. Dittmar	58	Director - Chief Executive Officer, Corporate Secretary
E. Barger Miller III	66	Director - Chairman of the Board - Resigned 02/24/05
Ernest B. Miller IV	36	Vice President Finance - Resigned 02/28/05
Larry Swift	50	Chief Financial Officer, Assistant Corporate Secretary

At the Annual Shareholder Meeting held on September 12, 2003 the shareholders approved a proposal to establish staggered terms of service for Board of Director members and to increase the number of members of the Board of Directors to five (5). Two (2) members will serve three (3) years: Richard G. Boyce and Chris A. Dittmar. Two (2) members will serve two (2) years: John W. Brush and Charles R. Close. One (1) member will serve one (1) year: E. Barger Miller III. At the Annual Shareholder Meeting held on October 15, 2004 the shareholders re-elected E. Barger Miller III to serve a three (3) year term. Once elected, Directors hold office until their term of service expires or until successors are elected and qualified. Officers serve at the discretion of the Board of Directors. Ernest B. Miller IV is the son of E. Barger Miller III. There are no other family relationships between or among any of the other directors and executive officers of the Company.

See 8-K filed March 2, 2005 Item 5.02. Departure of Directors or Principal Officers noticing the resignations of Chairman and Director E. Barger Miller III and Vice President of Finance Ernest B. Miller IV. Father and son left to pursue other business interests

BIOGRAPHIES

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

SECTION 16(A) BENEFICIAL OWNERSHP REPORTING COMPLIANCE

Richard G. Boyce, John A. Brush, Charles R. Close, Chris A. Dittmar and Larry Swift all filed FORM 5 reports during 2005 concerning receipt of Preferred stock as compensation from the Company.

ITEM 10. EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

Beginning in August 2002, Director's annual compensation has been set at $30,000, such compensation to be payable with Preferred stock.

EXECUTIVE COMPENSATION

Executives have no 401(k) or retirement plan through the Company.

The following table reflects executive officer compensation for services to the Company for the year ended December 31, 2004.

SUMMARY COMPENSATION TABLE
ANNUAL COMPENSATION					LONG TERM COMPENSATION
NAME/POSITION	YEAR	SALARY	BONUS	TOTAL	RESTRICTED STOCK	SECURITIES	LTIP	OTHER
				CMPSN	AWARDS	OPTIONS/SARS	PAYOUTS
John W. Adair / CEO	2002	$ 140,000 (1)	-----	$ 140,000	-----	-----	----	----
Jalal Aghani / CFO	2002	$ 140,000 (1)	-----	$ 140,000	-----	-----	-----	-----
Richard G. Boyce / COO	2004	$ 240,000 (2)	-----	$ 240,000
	2003	$ 240,000 (2)	-----	$ 240,000	-----	-----	-----	-----
	2002	$ 100,000 (3)	-----	$ 100,000	-----	-----	-----	-----
Chris A. Diittmar / CEO	2004	$ 240,000 (2)		$ 240,000
	2003	$ 240,000 (2)	-----	$ 100,000	-----	-----	-----	-----
	2002	$ 100,000 (3)	-----	$ 100,000	-----	-----	-----	-----
Ernest B. Miller IV /	2004	$ 105,000 (4)	-----	$ 105,000	-----	-----	-----	-----
Vice President Finance	2003	-----	-----	-----	-----	-----	-----	-----
	2002	-----	-----	-----	-----	-----	-----	-----
Larry Swift / CFO	2004	$ 144,000 (5)	-----	$ 144,000	-----	-----	-----	-----
	2003	$ 144,000 (5)	-----	$ 144,000	-----	-----	-----	-----
	2002	$ 60,000 (6)	-----	$ 60,000	-----	-----	-----	-----

(1) 2002 Salary paid in kind with 5,553,594 shares of restricted Common stock for Mr. Adair and Mr. Alghani, which represents amount for seven months of employment beginning on January 1, 2002 and ending with termination of Mr. Adair and Mr. Alghani's employment on August 8, 2002.

(2) 2004 and 2003 Salary paid in-kind with 240,000 shares of Preferred stock for Mr. Boyce and Mr. Dittmar.

(3) 2002 Salary paid in-kind with 100,000 shares of Preferred stock for Mr. Boyce and Mr. Dittmar, which represents amount for five months of employment beginning August 6, 2002 through December 31, 2002.

(4) 2004 Salary paid in-kind with 105,000 shares of Preferred stock for Mr. Miller, which represents amount for seven months of employment beginning June 1, 2004 through December 31, 2004.

(5) 2004 and 2003 Salary paid in-kind with 144,000 shares of Preferred stock for Mr. Swift.

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

Title of Class	Name and Address* of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class

Common Stock	Richard G. Boyce - Director, Chief Operating Officer	2,503,752	1.32%
Common Stock	John A. Brush - Director	None	0.0%
Common Stock	Charles R. Close - Director	None	0.0%
Common Stock	Chris A. Dittmar - Director, Chief Executive Officer	None	0.0%
Common Stock	E. Barger Miller III - Director, Chairman of the Board	None	0.0%
Common Stock	Ernest B. Miller IV - Vice President of Finance	25,000	0.01%
Common Stock	Larry Swift - Chief Financial Officer	None	0.0%
Common Stock	John W. Adair - Stockholder	9,895,101	5.22%
Common Stock	Jalal Alghani - Stockholder	8,304,005	4.38%

* The address for all Officers and Directors is 2425 Fountainview Drive, Suite 215, Houston, TX 77057.

All Officers and Directors of the Company as a group hold 2,528,752 shares of Common stock, which represents 1.33% of the total outstanding shares of Common stock. As of the date of this report, the Company knows of no arrangement or understanding that will result in a change of control within the Company.

The following table sets forth certain information as of January 16, 2005, with respect to the beneficial ownership of shares of Preferred stock by (i) each person who is known to the Company to beneficially own more than 5% of the outstanding shares of Preferred stock, (ii) each director of the Company, (iii) each officer of the Company and (iv) all officers and directors of the Company as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address* of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class

Preferred Stock	Richard G. Boyce - Director, Chief Operating Officer	652,500	12.45%
Preferred Stock	John A. Brush - Director	72,500	1.38%
Preferred Stock	Charles R. Close - Director	72,500	1.38%
Preferred Stock	Chris A. Dittmar - Director, Chief Executive Officer	620,000	11.83%
Preferred Stock	E. Barger Miller III - Director, Chairman of the Board	40,000	0.76%
Preferred Stock	Ernest B. Miller IV - Vice President of Finance	105,000	2.0%
Preferred Stock	Larry Swift - Chief Financial Officer	348,000	6.64%

* The address for all Officers and Directors is 2425 Fountainview Drive, Suite 215, Houston, TX 77057.

All Officers and Directors of the Company as a group hold 1,910,500 shares of Preferred stock, which represents 36.47% of the total outstanding shares of Preferred stock. As of the date of this report, the Company knows of no arrangement or understanding that will result in a change of control within the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Board of Directors of the Company has adopted a policy that Company affairs will be conducted in all respects by standards applicable to publicly-held corporations and that the Company will not enter into any transactions and/or loans between the Company and its officers, directors and 5% stockholders.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

The following table details the events reported in Fiscal 2004 by the Company on Form 8-K. Each filing is incorporated herein by reference.

Filing Date	Description
06/02/2004	Notice of Restatement of Articles of Incorporation
08/20/2004	Notice of Option Change

EXHIBIT 31.1
CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO RULE 13A-14(A) OR 15D-14(A) UNDER THE SECURITIES EXCHANGE ACT OF 1934

In connection with the Annual Report of EnDevCo, Inc. (the "Company") on Form 10-KSB (the "Report") for the year ended December 31, 2004 (the "Reporting Period"), as filed with the Securities Exchange Commission on the date hereof under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the undersigned, Chris A. Dittmar, Chief Executive Officer of the Company, certifies pursuant to Rule 13a-14(a) or 15d-14(a) under the Exchange Act that:

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
March 8, 2005

EXHIBIT 31.2
CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO RULE 13A-14(A) OR 15D-14(A) UNDER THE SECURITIES EXCHANGE ACT OF 1934

In connection with the Annual Report of EnDevCo, Inc. (the "Company") on Form 10-KSB (the "Report") for the year ended December 31, 2004 (the "Reporting Period"), as filed with the Securities Exchange Commission on the date hereof under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the undersigned, Larry Swift, Chief Financial Officer of the Company, certifies pursuant to Rule 13a-14(a) or 15d-14(a) under the Exchange Act that:

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
March 8, 2005

EXHIBIT 32.1
CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO RULE 13A-14(B) OR 15D-14(A) UNDER THE SECURITIES EXCHANGE ACT OF 1934 AND SECTION 1350 OF CHAPTER 63 OF TITLE 18 OF THE UNITED STATES CODE

In connection with the Annual Report of EnDevCo, Inc. (the "Company") on Form 10-KSB (the "Report") for the year ended December 31, 2004, as filed with the Securities Exchange Commission on the date hereof under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the undersigned, Chris A. Dittmar, Chief Executive Officer, certifies pursuant to Rule 13a-14(b) or 15d-14(a) under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Exchange Act; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the date and for the periods reported therein.

By: /s/ Chris A. Dittmar
Chris A. Dittmar
Chief Executive Officer
March 8, 2005

EXHIBIT 32.2
CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO RULE 13A-14(B) OR 15D-14(A) UNDER THE SECURITIES EXCHANGE ACT OF 1934 AND SECTION 1350 OF CHAPTER 63 OF TITLE 18 OF THE UNITED STATES CODE

In connection with the Annual Report of EnDevCo, Inc. (the "Company") on Form 10-KSB (the "Report") for the year ended December 31, 2004, as filed with the Securities Exchange Commission on the date hereof under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the undersigned, Larry Swift, Chief Financial Officer of the Company, certifies pursuant to Rule 13a-14(b) or 15d-14(a) under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Exchange Act; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the date and for the periods reported therein.

By: /s/ Larry Swift
Larry Swift
Chief Financial Officer
March 8, 2005

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information relating to principal accountant fees and services is set forth under the caption "Directors' Proposal to Appoint a New Independent Public Account" on page 15 of the Company's 2004 proxy Statement. Such information is incorporated into this report by reference.

SIGNATURES

In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 8, 2005.

EnDevCo, Inc.

By: /s/ Chris A. Dittmar
Chris A. Dittmar
Chief Executive Officer and Director

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated:

/s/ Richard G. Boyce	/s/ John W. Brush	/s/ Charles R. Close
Chief Operating Officer and Director	Director	Director
March 8 , 2005	March 8, 2005	March 8 , 2005

/s/ Chris A. Dittmar	/s/ Larry Swift
Chief Executive Officer and Director	Chief Financial Officer
March 8 , 2005	March 8, 2005

FINANCIAL STATEMENTS
(RE: PART II. ITEM 7)

EnDevCo, Inc. and Subsidiaries
Table of Contents
DECEMBER 31, 2004

Description	Page
Independent Auditors' Report	31
Consolidated Balance Sheet	32
Consolidated Statements of Operations	35
Consolidated Statements of Changes in Shareholders' Deficit	37
Consolidated Statements of Cash Flows	38
Notes to Financial Statements	40

INDEPENDENT AUDITORS' REPORT

Board of Directors
EnDevCo, Inc. and Subsidiaries
Houston, Texas

We have audited the accompanying consolidated balance sheet of EnDevco, Inc. (formerly Adair International Oil & Gas, Inc.) and Subsidiaries (Company) as of December 31, 2004 and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the years ended December 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31 2004 and the results of operations for the years ended December 31, 2004 and 2003 in conformity with accounting principles generally accepted in the United States.

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

Clyde Bailey, P.C.

San Antonio, Texas
April 16, 2005

EnDevCo, Inc. and Subsidiaries
Consolidated Balance Sheet
As of December 31, 2004

ASSETS

Current Assets
Cash
$ 374
_________________
Total Current Assets
$ 374

Property and equipment
Oil and gas properties and equipment under

    full cost method
2,000,000
________________
2,000,000
Less accumulated depreciation and depletion
--
________________
Net property and equipment
2,000,000

________________
Total Assets
$ 2,000,374
=========

The accompanying notes are integral part of the consolidated financial statements.

EnDevCo, Inc. and Subsidiaries
Consolidated Balance Sheet
As of December 31, 2004

LIABILITIES

Current Liabilities
Accounts payable
$ 1,713,225
Current portion of notes payable
262,848
Accrued expenses
29,923
Taxes payable
160,390
________________
Total Current liabilities
$ 2,166,386

Non-current Liabilities
Notes payable
1,612,848
Current portion of notes payable
(262,848)
________________
Total Long-Term Liablities
1,350,000
___________
Total Liabilities
$ 3,516,386

The accompanying notes are integral part of the consolidated financial statements.

EnDevCo, Inc. and Subsidiaries
Consolidated Balance Sheet
As of December 31, 2004

STOCKHOLDERS' DEFICIT

Preferred Stock
10,000,000 shares authorized, $0.01 par value,

5,238,984 shares outstanding
	52,390
Common Stock
500,000,000 shares authorized, without par value,

197,000,000 shares outstanding
	35,253,461

Additional Paid in Capital	5,186,594
Retained Deficit	(42,008,457)
	________________
Total Stockholders' Deficit
		(1,516,012)
		________________
Total Liabilities and Stockholders' Deficit
		$ 2,000,374
		=========

The accompanying notes are integral part of the consolidated financial statements.

EnDevCo, Inc. and Subsidiaries
Consolidated Statements of Operations

	Year Ended	Year Ended
	December	December
	2004	2003
	____________________	____________________
Revenues
Consulting fees
	$ --	$ 1,512,920
Other revenue
	457,422	499
	___________________	___________________
Total Revenues
	457,422	1,513,419

Cost of Revenues
Subcontractors
	133,273	1,496,500
	___________________	___________________
Gross Profit
	324,149	16,919

Costs and expenses
General and administrative
	140,469	67,575
Salaries and wages paid in stock
	951,000	1,031,500
Other expenses paid in stock
	137,489	168,368
Loss on default of oil lease purchase
	1,350,000	--
Loss on abandonment of assets
		2,162,969
Consulting
	2,025,000
Other expenses
	--	896,969
	___________________	___________________
Total expenses
	4,603,958	4,327,381
	___________________	___________________
Net income (loss) from operations
	$ (4,279,809)	$ (4,312,826)

The accompanying notes are integral part of the consolidated financial statements.

EnDevCo, Inc. and Subsidiaries
Consolidated Statements of Operations

	Year Ended	Year Ended
	December	December
	2004	2003
	____________________	____________________

Other income and expenses
Interest and other income
	1,007	5,346
Interest Expense
	(19,814)	(25,332)

	____________	____________
Total Other Income(Expenses)
	(18,807)	(19,986)
	___________________	___________________
Net Loss
	$ (4,298,616)	$ (4,332,812)
	===========	===========

Basic Loss Per Common Share	$ (0.02)	$ (0.03)
	___________________	___________________
Weighted Average Number of Common Shares
Used in Basic Loss Per Share Calculations
	197,000,000	150,000,000
	===========	===========

The accompanying notes are integral part of the consolidated financial statements.

EnDevCo, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Deficit

	Preferred Stock		Common Stock		Additional	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Paid-In-Capital	Earnings	Equity

Balance December 31, 2002			150,000,000	$ 33,228,461		$ (33,377,029)	$ (148,568)

Issuances of shares
For salaries & directors' fees
	1,031,500	$ 10,315			$ 1,021,185		$ 1,031,500
For company obligations
	1,618,995	16,190			1,602,805		1,618,995
For investment in assets
	1,500,000	15,000			1,485,000		1,500,000
Net income (loss)						(4,332,812)	(4,332,812)
			_______________	_______________	_______________	_______________	_______________
Balance December 31, 2003	4,150,495	$ 41,505	150,000,000	$ 33,228,461	$ 4,108,990	$ (37,709,841)	$ (330,885)

Issuances of preferred shares
For Salaries & Directors Fees
	951,000	$ 9,510			$ 941,490		$ 951,000
For Company Obligations
	137,489	1,375			136,114		2,162,489
Issuance of shares
For Company Obligations
			47,000,000	2,025,000			2,025,000
Net Loss						$ (4,298,616)	(4,298,616)
	_______________	_______________	_______________	_______________	_______________	_______________	_______________
Balance December 31, 2004	5,238,984	$ 52,390	197,000,000	$ 35,253,461	$ 5,186,594	$ (42,008,457)	$ (1,516.012)

The accompanying notes are integral part of the consolidated financial statements.

EnDevCo, Inc.and Subsidiaries
Consolidated Statements of Cash flows

	Year Ended	Year Ended
	December 31	December 31
	2004	2003
	____________________________	____________________________
Cash flows from operating activities:
Net loss	$ (4,298,616)	$ (4,332,812)

Adjustments to reconcile net loss to net cash
provided by operating activities
Issuance of stock for expenses
	1,088,490	2,098,464
Issuance of stock for consulting
	2,025,000
Loss on default on lease
	1,350,000
Loss on abandonment of asets
		2,162,969
Changes in assets and liabilities

Accounts receivable
	527,080	--
Investment account
	705,812
Prepaid expenses
	--	1,559,308
Unearned revenue
	(527,080)	(1,472,920)
Accounts payable
	(372,987)	5,013
Taxes payable
	(2,343)	2,232
Accrued expenses
	4,590	(38,930)
Other

	___________________	___________________
Net cash used in operating activities	$ 499,946	$ (16,676)

The accompanying notes are integral part of the consolidated financial statements.

EnDevCo, Inc.and Subsidiaries
Consolidated Statements of Cash flows

	Year Ended	Year Ended
	December 31	December 31
	2004	2003
	____________________	____________________

Cash flows from investing activities:

Purchase of oil and gas property
	(1,350,000)	(500,000)
Pledged invesment account
161,282
	___________________	___________________
Net cash (Used in) Provided from investing activities	(1,350,000)	(338,718)

Cash flows from financing activities:

Reduction in notes payable
	(500,000)	(144,428)
Increase in notes payable
1,350,000
Borrowings under note and credit agreements
500,000
	___________________	___________________
Net cash provided by financing activities	$ 850,000	$ 355,572

	___________________	___________________
Net increase (decrease) in Cash	(54)	178

Cash and cash equivalents
Cash Balance, Begin Period
	428	250

	___________________	___________________
Cash Balance, End Period
	$ 374	$ 428
	===========	===========
Supplemental Cash Flow information
Cash Paid for interest
	--	--
Cash Paid for income taxes
	--	--
Stock Issued for Services
	$ 1,088,490	$ 2,098,464
Stock Issued for Accounts Payable
	$ 137,489	$ 2,650,495

The accompanying notes are integral part of the consolidated financial statements.

EnDevCo, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
December 31, 2004

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

No depreciation and amortization was expensed for the year ending December 31, 2004.

Long-Lived Assets -- Statement of Financial Accounting Standards No. 121 "Accounting for Impairment of Long-Lived Assets to be "Disposed Of " requires, among other things, impairment loss of assets to be held and gains or losses from assets that are expected to be disposed of be included as a component of income from continuing operations before taxes on income.

EnDevCo, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
December 31, 2004

NOTE 1 Summary of Significant Accounting Policies (cont)

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

Earnings Per Share -- Basic earnings per share are computed by dividing earnings (loss) by the weighted average number of common shares outstanding adjusted for conversion of common stock equivalents, where applicable, outstanding during the period. The Company had no stock options or other common stock equivalents outstanding as of December 31, 2004 or for the year then ended.

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

Impairment of Long-Lived Assets -- The Company follows SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" for the fiscal year ended December 31, 2004. The Statement requires that an impairment loss be recognized when the carrying value of long lived assets (asset group) exceeds its fair value for long-lived assets, liabilities and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events of changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

EnDevCo, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
December 31, 2004

NOTE 1 Summary of Significant Accounting Policies (cont)

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

EnDevCo, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
December 31, 2004

NOTE 1 Summary of Significant Accounting Policies (cont)

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

NOTE 2 - Oil & Gas Operations

Gulf of Mexico Option - On December 28, 2003, the Company entered into an agreement with Pine Curtain Production Company, LLC wherein the Company has the option to participate in an undivided interest of 50% of the seller's undivided interest in Eugene Island Block 294 and Chandeleur Block 14.

Rio Magdelena Option- On September 25, 2003, the Company purchased from Harvest Production Company, LLC an option to participate in the acquisition and processing of 101 kilometers of 2D seismic, and a continuing option to participate on a joint venture basis in wells to be drilled after the interpretation of that seismic on their Rio Magdelena Association Contract comprising 58,546 hectares (144,600 acres) situated in the Upper Magdelena River region of Colombia.

EnDevCo, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
December 31, 2004

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

The IFTZ contract provided for initial funding of $2 million USD to conduct a feasibility study of gas utilization in the Republic of Congo. An additional amount payable under the contract, of up to $3 million USD is scheduled to be received by the Company upon the signed commitment of each new industrial partner that commits to develop an industrial sector in the IFTZ. Payments are to be made to the Company by the Republic of Congo at the rate of $500,000 per industrial sector commitment if and when the Company successfully receives a signed commitment from a new industrial partner. During 2002, the Company received initial funding in the amount of $1,472,920 and entered into a contract with a consulting services company to provide the technical and administrative employees and equipment necessary to perform the aforementioned study for a turnkey lump sum amount of $1,750,000. The Company has paid the consulting services company an amount of $1,629,773 to date.

NOTE 4 - Non-monetary Stock Transactions

Included in the Company's consolidated statement of operations for the periods ended December 31, 2004 and December 31, 2003 were expenses that were paid with Company stock. The Company issued stock in lieu of cash in transactions summarized as follows for the year ended December 31, 2004 and 2003.

	December 31, 2004			December 31, 2003
	Common	Preferred	Value	Common	Value
For Salaries	--	951,000	$ 951,000	1,031,500	$ 1,031,500
Other Obligations	47,000,000	137,489	2,162,489	1,618,995	1,618,995
Investment	--	--	--	1,500,000	1,500,000
	___________	__________	__________	__________	__________
Total	47,000,000	1,088,489	$ 3,113,489	4,150,495	$ 4,150,495
	==========	=========	=========	========	========

EnDevCo, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
December 31, 2004

NOTE 5 Revenues

The Company recognized $133,273 in revenue from the Congo project during the year ended December 31, 2004.

NOTE 6 Preferred Stock

The Board of Directors passed a Corporate Resolution that reads, "Pursuant to and in accordance with Article 2.13 of the Texas Business Corporation Act of the State of Texas the Company does hereby certify that, pursuant to the authority conferred on the Board of Directors by the Articles of Incorporation of the Corporation, and pursuant and in accordance with Article 2.13 of the Texas Business Corporation Act of the State of Texas, said Board of Directors, pursuant to unanimous written consent dated December 9, 2002, duly adopted a resolution providing for the authorization and issuance of 5,000,000 shares of "Series A" Convertible Preferred Stock, $0.01 par value per share (the "Series A" Preferred Stock). At the annual shareholders meeting held on October 15, 2004, the shareholders approved an increase in the total number of authorized "Series A" convertible preferred shares with a $0.01 par value to 10,000,000. As of December 31, 2004, there were 5,238,984 shares outstanding.

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

During the year ended December 31, 2004 a total of 1,088,489 shares of preferred stock was issued and recorded at the rate of $1.00 per share as approved by the Board of Directors. The shares were issued for salaries and directors' fees and other Company obligations.

EnDevCo, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
December 31, 2004

NOTE 7 Commitments and Contingencies

Legal Proceedings for the Year Ended December 31, 2004:

Adair International Oil & Gas, Inc. vs. Chase Mellon Shareholder Services, Inc., Mellon Investor Services, LLC., U.S. Stock Transfer Corporation, Thomas Kernaghan & Co., Union Securities, Ltd., Merril Lynch, Hubbard, Inc., Tatiana Roa, Braden, Bennick, Goldstein, Gazaway & Co., Jack Sisk & Co., Jackson & Rhodes, P.C., Malone and Bailey, PLLC, John W. Adair, Jalal Alghani and Vivian Quintero - Cause No. 2001-63909, 55th District Court, Harris County, Texas.

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

EnDevCo, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
December 31, 2004

NOTE 7 Commitments and Contingencies (cont)

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

On February 11, 2005, EnDevCo, Inc. executed a Stock Purchase, Settlement, And Mutual Release And Indemnity Agreement only with John W. Adair, Jalal Alghani and Vivian Llerena Quintero. See Form 8-K filed February 16, 2005. The Company is now the sole plaintiff and is pursuing its claims against all other defendants.

The Company is a party to various claims and litigation. Although no assurances can be given, the Company believes, based on its experience to date, that the ultimate resolution of such items, individually or in the aggregate, could have a material adverse impact on the Company's financial position or results of operations.

Unrecorded Notes and Liabilities

Claimant	Date	Amount	Type
Bryan Yarnell	07/31/2002	7,500	Legal Services
Dr. John Eftekhar	07/31/2002	10,000	Salary
Emmuanuel Okoro	01/17/2002	90,000	Salary & Bonus
Dr. Ike Igbo	01/17/2002	78,000	Salary & Bonus
Farzad Askari	07/31/2002	80,000	Salary & Bonus
		_________
Total		$ 265,500

The Company's current management has elected not to recognize these claims. Included in the claims are a total of 1,845,065 shares of common stock that were approved by the Company's previous Board of Directors that were not issued.

EnDevCo, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
December 31, 2004

NOTE 7 Commitments and Contingencies (cont)

Lease Commitments

Historically the Company has leased property and equipment under various operating leases. Aggregate minimum lease payments under existing non-capitalized long-term leases are estimated to be $185,737, $125,944, and $0 for the years 2005 - 2007, respectively. During 2002, the Company's new management canceled the leases and the Company is pursuing a settlement of any future claims resulting from these leases.

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

EnDevCo, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
December 31, 2004

NOTE 8 - Supplemental Oil and Gas Information (Unaudited)

Costs Incurred and Capitalized Costs in Oil and Gas Producing Activities are as follows:

Description	Harvest	Pine Curtain	Yemen	Geophysical	Colombia	Total
Oil and Gas Properties	$ 1,000,000	$ 1,000,000	$ 1,394,444	--	$ 3,000,000	$ 6,394,444
Geophysical data and other property	--	--	3,400,000	$ 1,578,208	--	4,978,208
Capitalized Costs (Cash Calls)	--	--	2,321,441	--	--	2,321,441
Less accumulated depletion and depreciation	--	--	--	--	--	--
Less impairment loss December 31, 2002	--	--	(2,747,508)	(1,578,208)	(3,000,000)	(7,325,716)
Prepaid legal expense	--	--	180,365	--	--	180,365
Less impairment loss December 31, 2003	--	--	(4,548,742)	--	--	(4,548,742)
	__________	__________	__________	__________	__________	__________
Total	$ 1,000,000	$ 1,000,000	--	--	--	$ 2,000,000
	=========	=========	=========	=========	=========	=========

On September 25, 2003, the Company purchased from Harvest Production Company, LLC an option to participate in the acquisition and processing of 101 kilometers of 2D seismic, and a continuing option to participate on a joint venture basis in wells to be drilled after the interpretation of that seismic on their Rio Magdelena Association Contract comprising 58,546 hectares (144,600 acres) situated in the Upper Magdelena River region of Colombia.

On December 28, 2003, the Company entered into an agreement with Pine Curtain Production Company, LLC wherein the Company has the option to participate in an undivided interest of 50% of the seller's undivided interest in Eugene Island Block 294 and Chandeleur Block 14.

EnDevCo, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
December 31, 2004

NOTE 9 - Earnings Per Share

The following reconciles the components of the earnings per share (EPS) computation:

	2004			2003
	(Loss)	Common Shares	Loss Per Share	(Loss)	Common Shares	Loss Per Share
Net Income	($4,298,618)	197,000,000	($.02)	($4,330,448)	150,000,000	($.03)

Effect of Dilutive Securities:
"Series A" Preferred Stock
	($4,298,618)	197,000,000	($.02)	($4,330,448)	150,000,000	($.03)

During the year ended December 31, 2004 a total of 5,238,984 shares of preferred stock was issued and recorded at the rate of $1.00 per share as approved by the Board of Directors. Each share of "Series A" Preferred Stock which is then outstanding shall at the sole election of the holder be converted into fully paid and non-assessable shares of Common Stock of the Corporation at a conversion rate of 1,000 shares of Common Stock for each share of "Series A" Preferred Stock. These shares are not included in the calculation of diluted EPS as they would be considered anti-dilutive.

EnDevCo, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
December 31, 2004

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

NOTE 11 - Income Taxes

Presented below are the differences between the effective rates presented for financial statement purposes and the amounts that would be determined by applying the statutory federal rates to earnings before provision for federal income taxes for the years ended December 31, 2004 and 2003.

	Year ended December 31,
	2004	2003
Federal income tax at statutory rate	$ (1,449,780)	$ (1,599,234)
Valuation tax expense	1,449,780	1,599,234
	___________	___________
	$ --	$ --
	==========	==========
The sources of deferred tax assets are as follows:
	Year ended December 31,
	2004	2003
Effect of net operating losses	$ 4,298,618	$ 5,770,718
Valuation allowance	(4,298,618)	(5,770,718)
	___________	___________
	$ --	$ --
	==========	==========

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

NOTE 12 - Note Payable

The Company is currently in default on a note payable in the amount of $262,848 as of December 31, 2004. The Company is currently exploring its options to work out a settlement with this creditor. The Company has an additional note payable in the amount of $1,350,000.