Form 10QSB
period 2005-03-31
ENDEVCO INC
filed 2005-05-16
CIK 355300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 2005

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

The number of shares outstanding of the registrant's common stock as of April 30, 2005 was 197,000,000.

Transitional Small Business Disclosure Format: [ ] Yes [X] No

ENDEVCO, INC. AND SUBSIDIARIES
TABLE OF CONTENTS
MARCH 31, 2005

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements
Consolidated Balance Sheets - March 31, 2005 (Unaudited) and December 31, 2004	2
Consolidated Statements of Operations (Unaudited) - Three Months Ended March 31, 2005 and 2004	3
Consolidated Statement of Cash Flows (Unaudited) - Three Months Ended March 31, 2005 and 2004	4
Notes to Consolidated Financial Statements (Unaudited)	5-7

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	7-8

ITEM 3. Controls and Procedures	9

PART II - OTHER INFORMATION

ITEM 1 through ITEM 6	9-10

SIGNATURES AND CERTIFICATIONS	11-15

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EnDevCo, Inc. and Subsidiaries
Consolidated Balance Sheets
March 31, 2005 Compared to December 31, 2004

	03/31/2005	12/31/2004
ASSETS (Unaudited)
Current Assets
Cash	$ 374	$ 374

Total Current Assets	374	374

Property and Equipment
Oil and gas properties and equipment under full cost method	2,000,000	2,000,000

Total Assets	$ 2,000,374	$ 2,000,374
	==========	==========

LIABILITIES
Current Liabilities
Accounts payable	$ 1,721,445	$ 1,713,225
Current portion of notes payable	262,848	262,848
Accrued expenses	36,930	42,083
Taxes payable	160,390	160,390

Total Current Liabilities	2,181,613	2,178,546

Long-Term Liabilities
Notes payable	1,612,848	1,612,848
Less current portion	(262,848)	(262,848)

Total Long-Term Liabilities	1,350,000	1,350,000

Total Liabilities	$ 3,531,613	$ 3,528,546

STOCKHOLDERS' DEFICIT
Preferred Stock
10,000,000 shares authorized, $0.01 par value,
5,238,984 shares outstanding December 31, 2004 and
5,480,482 shares outstanding March 31, 2005	54,805	52,390
Common Stock
500,000,000 shares authorized, without par value
197,000,000 shares outstanding December 31, 2004 and
197,000,000 shares outstanding March 31, 2005	35,253,461	35,253,461
Additional Paid in Capital	5,425,678	5,186,594
Retained Deficit	(42,265,183)	(42,020,617)

Total Stockholders' Deficit	(1,531,239)	(1,528,172)

Total Liabilities and Stockholders' Deficit	$ 2,000,374	$ 2,000,374
	==========	===========

The accompanying notes are integral part of the consolidated financial statements.

EnDevCo, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Three Months Ended March 31, 2005 and 2004
(Unaudited)

	For the Three Months Ended
	March 31
	2005	2004
Revenues
Consulting fees and other	$ --	$ 5,000

Total Revenues	--	5,000

Cost of Revenues
Subcontractor payment	--	5,000

Gross Profit	--	--

Costs and Expenses
General and administrative	6,590	35
Salaries and wages paid in stock	233,000	229,500
Other expenses paid in stock	8,498	6,551

Total Costs and Expenses	248,088	236,086

Net Loss from Operations	$ (248,088)	$ (236,086)

Other Income and Expenses
Interest and other income	--	956
Interest expense	(8,635)	(6,333)

Total Other Income(Expenses)	(8,635)	(5,377)

Net Loss	$ (256,723)	$ (241,463)
	===========	===========

Basic Loss Per Common Share	$ (0.00)	$ (0.00)

Weighted Average number of Common
Shares used in basic loss per share
Calculations	197,000,000	150,000,000
	===========	===========

The accompanying notes are integral part of the consolidated financial statements.

EnDevCo, Inc. and Subsidiaries
Consolidated Statement of Cash Flows

	Three Months Ended
	March 31,
	(Unaudited)
	2005	2004
Cash Flows from Operating Activites

Net Income(Loss)	$ (256,723)	$ (241,463)
Adjustments to Reconcile Net Loss to Net Cash
Provided by operating activities:
Issuance of stock for expenses	241,498	243,246
Changes in assets and liabilities:
Prepaid expenses	--	2,364
Accounts payable	8,219	(5,131)
Unearned revenue	--	(5,000)
Accrued expenses	7,006	9,333
Taxes payable	--	(2,343)

Net Cash Provided by Operating Activities	$ --	$ 1,006

Cash Flows from Financing Activities:
Pledged investment account	--	(956)

Net Cash Provided by Financing Activities	$ --	$ (956)

Net Increase(Decrease) in Cash	--	50

Cash Balance, Begin Period	374	428

Cash Balance, End Period	$ 374	$ 478
	==========	==========
Supplemental Disclosures:
Stock Issued for Services	$ 241,498	$ 243,246
Stock Issued for Accounts Payable	$ 4,930	$ --

The accompanying notes are integral part of the consolidated financial statements.

EnDevCo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2005

NOTE 1 - Summary of Significant Accounting Policies

Basis of Presentation - The Corporation was incorporated under the laws of the State of Texas on November 7, 1980. On September 30, 2003, the Company filed a "Restated" Articles of Incorporation with the Secretary of State of the State of Texas to change its name to EnDevCo, Inc.

Financial Statement Presentation - The consolidated unaudited interim financial statements of the Company as of March 31, 2005 and for the three months ended March 31, 2005, included herein have been prepared in accordance with the instructions for Form 10QSB under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. The December 31, 2003 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements.

In the opinion of management, the accompanying consolidated unaudited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at March 31, 2005, and the results of their operations for the three and three months ended March 31, 2005 and 2004, and their cash flows for the three months ended March 31, 2005 and 2004.

The results of operations for such periods are not necessarily indicative of results expected for the full year or for any future period. These financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2004 and related notes included in the Company's Form 10-KSB filed with the Securities and Exchange Commission

Principles of Consolidation --The consolidated financial statements include the accounts of EnDevCo, Inc. and its wholly owned subsidiaries, EnDevCo Minerals, Inc., EnDevCo Canada Exploration Limited, Superior Stock Transfer, Inc., and EnDevCo Colombia Oil and Gas, S.A. (the "Company"). All material inter-Company balances and transactions have been eliminated, as necessary, in consolidation.

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

EnDevCo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2005

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, Inventory Costs. SFAS No. 151 is an amendment of Accounting Research Bulletin ("ARB") No. 43, chapter 4, paragraph 5 that deals with inventory pricing. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expenses, freight, handling costs and spoilage. Under previous guidance, paragraph 5 of ARB NO. 43, chapter 4, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs might be considered to be so abnormal, under certain circumstances, as to require treatment as current period charges. This Statement eliminates the criterion of "so abnormal" and requires that those items be recognized as current period charges. Also, SFAS No. 151 requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company is analyzing the requirements of SFAS No. 151 and believes that its adoption will not have any significant impact on the Company's financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB 25. Among other items, SFAS No. 123R eliminates the use of APB 25 and the intrinsic value method of accounting and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards in the financial statements.

The effective date of SFAS No. 123R is the first reporting period beginning after June 15, 2005, and the Company expects to adopt SFAS No. 123R effective July 1, 2005. SFAS No. 123R permits companies to adopt its requirements using either a "modified prospective" method, or a "modified retrospective" method. Under the "modified prospective" method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments granted after that date and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R. Under the "modified retrospective" method, the requirements are the same as under the "modified prospective" method, but also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS No. 123. The Company is currently evaluating the appropriate transition method. Through December 31, 2004, the Company had not had any stock-based compensation awards.

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

NOTE 2 - Non-monetary Stock Transactions

Included in the Company's consolidated statement of operations for the period ended March 31, 2005 were expenses that were paid with Company stock. The Company issued stock in lieu of cash in transactions summarized as follows for the three months ended March 31, 2005:

	March 31, 2005
Description	Common Shares	Value	Preferred Shares	Value
For Salaries	--	--	233,000	$ 233,000
Other Company Obligations	--	$ --	8,498	8,498

Total	--	$ --	241,498	$ 241,498
	=========	=========	=========	=========

NOTE 3 - Preferred Stock

The Board of Directors passed a Corporate Resolution that reads, "Pursuant to and in accordance with Article 2.13 of the Texas Business Corporation Act of the State of Texas the Company does hereby certify that, pursuant to the authority conferred on the Board of Directors by the Articles of Incorporation of the Corporation, and pursuant and in accordance with Article 2.13 of the Texas Business Corporation Act of the State of Texas, said Board of Directors, pursuant to unanimous written consent dated December 9, 2002, duly adopted a resolution providing for the authorization and issuance of 5,000,000 shares of "Series A" Convertible Preferred Stock, $0.01 par value per share (the "Series A" Preferred Stock). ). At the annual shareholders meeting held on October 15, 2004, the shareholders approved an increase in the total number of authorized "Series A" convertible preferred shares with a $0.01 par value to 10,000.000. As of March 31, 2005, there were 5,480,482 shares outstanding.

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

During the quarter ended March 31, 2005 a total of 241,498 shares of preferred stock was issued and recorded at the rate of $1.00 per share as approved by the Board of Directors. The shares were issued for salaries and other Company obligations.

EnDevCo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2005

NOTE 4 - Note Payable

The Company is currently in default on a note payable of $262,848 as of March 31, 2005. A settlement agreement has been arranged by which the Company will pay the balance due in scheduled increments until December 31, 2005. Interest is being accrued at a rate of 9%.

The Company has two additional notes payable that total $1,350,000 payable to OCE partners LLC, OCE Interests LLC, and OCE Advisors LLC. The notes accrue simple interest based on the LIBOR monthly average interest rate on the unpaid principal balance. The notes mature on December 31, 2007.

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

Gulf of Mexico - The Company has an option to participate in an undivided 50% interest of the seller's undivided interest in Eugene Island Block 294 and Chandeleur Block 14.

Rio Magdelena Option, Colombia - The Company has an option to participate in the acquisition and processing of 101 kilometers of 2D seismic, and a continuing option to participate on a joint venture basis in wells to be drilled after the interpretation of that seismic on their Rio Magdelena Association Contract comprising 58,546 hectares (144,600 acres) situated in the Upper Magdelena River region of Colombia.

EnDevCo, Inc. and Subsidiaries
March 31, 2005

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

THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THREE MONTHS ENDED MARCH 31, 2004

Revenues -During the period reported, Revenues decreased from $5,000 to zero.
This decrease of $5,000 is due to a reduction in revenue for the Congo feasibility study.
Cost of Revenues - During the period reported, Cost of Revenues decreased from $5,000 to zero.
This increase is due to a reduction in payments to the Congo subcontractor.
Costs and Expenses -During the period reported, Expenses increased from $236,086 to $248,088, an increase of $12,002.
"General and Administrative Expense" increased from $35 in 2004 to $6,590 in 2005. This increase of $6,550 is the result of changes in insurance premiums and professional fees.
"Salaries and wages paid in stock" increased from $229,500 in 2004 to $233,000 in 2005. This increase of $3,500 is due to the payment of officer and director compensation due for 2005 in preferred stock.
"Other Expenses Paid in Stock" increased from $6,551 in 2004 to $8,498 in 2005. This increase of $1,947 is the result of payments for expenses to keep the Company in compliance with SEC regulations, legal expenses, consultants and operational activities.
Other Income and Expenses - During the period reported, Other Income and Expenses increased from $5,377 in 2004 to $8,635 in 2005, an increase of $3,258.
"Interest Income" decreased from $956 in 2004 to zero in 2005. This decrease of $956 is due to no interest earnings during 2005.

EnDevCo, Inc. and Subsidiaries
March 31, 2005

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Legal Proceedings for the Quarter Ended March 31, 2005:

Adair International Oil & Gas, Inc. vs. Chase Mellon Shareholder Services, Inc., Mellon Investor Services, LLC., U.S. Stock Transfer Corporation, Thomas Kernaghan & Co., Union Securities, Ltd., Merrill Lynch, Hubbard, Inc., Tatiana Roa, Braden, Bennick, Goldstein, Gazaway & Co., Jack Sisk & Co., Jackson & Rhodes, P.C., Malone and Bailey, PLLC, John W. Adair, Jalal Alghani, and Vivian Llerena Quintero - Cause No. 2001-63909, 55th District Court, Harris County, Texas.

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
March 31, 2005

John W. Adair, Jalal Alghani and Vivian Llerena Quintero and their co-conspirators, jointly and severally, and in favor of the Company for the sum of up to five hundred million dollars ($ 500,000,000) in actual damages and punitive damages against each of said Defendants as assessed by the jury and for such other and further relief to which the Company may show to be justly entitled.

Discovery in this case was ongoing before the change of control of the Company occurred as a result of the Annual Shareholders Meeting on August 5, 2002. Since that time and as a result of adding additional parties to the lawsuit as described in the preceding paragraph, extensive additional discovery regarding the facts of this case have been undertaken by the new parties to the lawsuit. The Company and Mr. Boyce have provided responses to all requested discovery. The Company will continue to vigorously pursue this case and has engaged expert witnesses to provide testimony regarding certain aspects of this case. The Court has set a trial date for February 2006.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8 -K

(a) Exhibits

31.1 Certification by CEO and CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.2 Certification by CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

The following table details the events reported in the three months ending March 31, 2005 by the Company on Form 8-K.  Each filing is incorporated herein by reference.

Filing Date	Description
02/16/2005	Other Events - Notice of Settlement
03/02/2005	Corporate Governance and Management - Departure of Principal Officer or Director

EnDevCo, Inc. and Subsidiaries
March 31, 2005

SIGNATURES

In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 2, 2005.

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

EnDevCo, Inc. and Subsidiaries
March 31, 2005

EXHIBIT 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO RULE 13A-14(A) OR 15D-14(A) UNDER THE SECURITIES EXCHANGE ACT OF 1934

In connection with the Quarterly Report of EnDevCo, Inc. (the "Company") on Form 10QSB (the "Report") for the quarter ended March 31, 2005 (the "Reporting Period"), as filed with the Securities Exchange Commission on the date hereof under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the undersigned, Chris A. Dittmar, Chief Executive Officer of the Company, certifies pursuant to Rule 13a-14(a) or 15d-14(a) under the Exchange Act that:

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
May 2, 2005

EnDevCo, Inc. and Subsidiaries
March 31, 2005

EXHIBIT 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO RULE 13A-14(A) OR 15D-14(A) UNDER THE SECURITIES EXCHANGE ACT OF 1934

In connection with the Quarterly Report of EnDevCo, Inc. (the "Company") on Form 10QSB (the "Report") for the quarter ended March 31, 2005 (the "Reporting Period"), as filed with the Securities Exchange Commission on the date hereof under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the undersigned, Larry Swift, Chief Financial Officer of the Company, certifies pursuant to Rule 13a-14(a) or 15d-14(a) under the Exchange Act that:

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
May 2, 2005

EnDevCo, Inc. and Subsidiaries
March 31, 2005

EXHIBIT 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO RULE 13A-14(B) OR 15D-14(A) UNDER THE SECURITIES EXCHANGE ACT OF 1934 AND SECTION 1350 OF CHAPTER 63 OF TITLE 18 OF THE UNITED STATES CODE

In connection with the Quarterly Report of EnDevCo, Inc. (the "Company") on Form 10QSB (the "Report") for the quarter ended March 31, 2005, as filed with the Securities Exchange Commission on the date hereof under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the undersigned, Chris A. Dittmar, Chief Executive Officer, certifies pursuant to Rule 13a-14(b) or
15d-14(a) under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code, that:

1.   The Report fully complies with the requirements of Section 13(a) or 15(d) of the Exchange Act; and

2.   The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the date and for the periods reported therein.

By: /s/ Chris A. Dittmar
Chris A. Dittmar
Chief Executive Officer
May 2, 2005

EnDevCo, Inc. and Subsidiaries
March 31, 2005

EXHIBIT 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO RULE 13A-14(B) OR 15D-14(A) UNDER THE SECURITIES EXCHANGE ACT OF 1934 AND SECTION 1350 OF CHAPTER 63 OF TITLE 18 OF THE UNITED STATES CODE

In connection with the Quarterly Report of EnDevCo, Inc. (the "Company") on Form 10QSB (the "Report") for the quarter ended March 31, 2005, as filed with the Securities Exchange Commission on the date hereof under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the undersigned, Larry Swift, Chief Financial Officer of the Company, certifies pursuant to Rule 13a-14(b) or 15d-14(a) under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code, that:

1.   The Report fully complies with the requirements of Section 13(a) or 15(d) of the Exchange Act; and

2.   The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the date and for the periods reported therein.

By: /s/ Larry Swift
Larry Swift
Chief Financial Officer
May 2, 2005