Form 10KSB/A
period 2004-12-31
ENDEVCO INC
filed 2005-08-16
CIK 355300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A

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

[X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The aggregate market value of common stock held by non-affiliates of the registrant at December 31, 2004, based upon the last closing price on the OTCBB on December 31, 2004, was $7,289,000. As of December 31, 2004, there were 197,000,000 shares of Common Stock and 5,238,984 shares of Preferred Stock outstanding. The total number of Common shares authorized is 500,000,000 and the total number of Preferred shares authorized is 10,000,000 for the Corporation.

Documents incorporated by reference: EnDevCo, Inc. Form-KSB for the year ended December 31, 2003 and Adair International Oil and Gas, Inc. Form 10-KSB for the years ending December 31, 2002 and December 31, 2001, Form 8-K, "Other Events - Notice of Restatement of Articles of Incorporation" filed June 1, 2004, Form 8-K, "Other Events - Notice of Change in Option Agreement", filed August 20, 2004, Form 8-K, "Other Events - Notice of Settlement" filed February 16, 2005, Form 8-K, "Corporate Governance and Management - Departure of Directors or Principal Officers" filed March 2, 2005, Form 8-K, "Other Events - Notice of Settlement" filed June 29, 2005 and Form 8-K, "Changes in Registrant's Certifying Accountant - Appointment of New Auditor" filed July 12, 2005.

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

On February 11, 2005, the Company executed a Stock Purchase, Settlement, And Mutual Release And Indemnity Agreement only with John W. Adair, Jalal Alghani and Vivian Llerena Quintero. On June 17, 2005, the Company executed a Compromise Settlement Agreement And Mutual Release with Jackson & Rhodes, P.C. and a Settlement Agreement And General Release with U.S. Stock Transfer Corporation for which the Company received cash payments totaling $395,000.  The entire amount was paid out for expense reimbursements. See Forms 8-K filed February 16, 2005 and June 29, 2005. The Company is now the sole plaintiff and is pursuing its claims against all other defendants.

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

COMMON STOCK PRICE RANGE
Year	Quarter Ended	High Bid	Low Bid
2004	Dec 31	$ 0.08	$ 0.034
	Sep 30	$ 0.143	$ 0.035
	Jun 30	$ 0.16	$ 0.12
	Mar 31	$ 0.038	$ 0.01

2003	Dec 31	$ 0.02	$ 0.01
	Sep 30	$ 0.02	$ 0.01
	Jun 30	$ 0.03	$ 0.01
	Mar 31	$ 0.05	$ 0.01

2002	Dec 31	$ 0.02	$ 0.01
	Sep 30	$ 0.03	$ 0.01
	Jun 30	$ 0.04	$ 0.01
	Mar 31	$ 0.07	$ 0.02

On December 31, 2004, the closing price for the Common Stock of the Company on the OTCBB was  $0.037.  Also on December 31, 2004, there were approximately 9,500 stockholders of record of the Common Stock, including broker/dealers holding shares beneficially owned by their customers.

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

	December 31, 2004			December 31, 2003
Nature of Transaction	Common Stock	Preferred Stock	Amount	Common Stock	Preferred Stock	Amount
Officer's & Director's Compensation	--	951,000	$ 951,000	--	863,500	$ 863,500
Employee's Salaries	--	--	--	--	168,000	168,000
Other Costs & Expenses	47,000,000	137,489	3,214,989	--	3,118,995	3,118,995
	__________	__________	__________	__________	__________	__________
Totals	47,000,000	1,088,489	$ 4,165,989	--	4,150,495	$ 4,150,495
	=========	=========	=========	=========	=========	=========

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

YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003

Line	Description	Year		Differences	Percent
		2004	2003		Change

1	Revenues	--	$ 1,513,419	$ (1,513,419)	(100.0)%
2	Cost of Revenues	$ 120,227	$1,496,500	$ (1,376,273)	(92.0)%
3	Costs and Expenses	$ 6,041,887	$ 4,327,381	$ 1,716,506	39.6%
4	General and Administrative Expense	$ 3,740,887	$ 1,132,912	$ 2,607,975	230.2%
5	Salaries and Wages Paid in Stock	$ 951,000	$ 1,031,500	$ (80,500)	(7.8)%
6	Loss on Abandonment of Assets	$ 1,350,000	$ 2,162,969	$ (812,969)	(37.6)%
7	Other Income and Expenses	$ 98,236	$ 19,986	$78,250	391.5%
8	Interest Income	$ 1,007	$ 5,346	$ (4,339)	(81.2)%
9	Interest Expense	$ 99,243	$ 25,332	$ 73,911	291.8%

Analysis of Comparison

Line 1 - On September 13, 2001 the Company entered into a consulting contract (Congo Contract) with the government of Congo-Brazzaville. During 2002 the Company received initial funding of $1,472,920 from the government of Congo-Brazzaville which was immediately transferred to the Congo Contract Subcontractor (Subcontractor). No further funding has been received by the Company from the government of Congo-Brazzaville. During 2003, it was determined the Company should recognize revenue on the Congo Contract as payments were made to the Subcontractor. During 2003, the Company recognized revenue of $1,496,500 from the Congo Contract.  The Company believes there will be no further payment from the Congo-Brazzaville on the Congo Contract. Additional information is available at Footnote 3 to the financial statements at page 38.

Line 2 - The cost of revenues reflects payments the Company made to the Subcontractor and recognition of the remaining $120,227 owed to the Subcontractor.  During 2003 the Company made payments to the Subcontractor totaling $1,496,500.

Line 3 - Costs and Expenses overall increased $1,714,506 during 2004. The detail explaining this increase is shown on lines 4 through 6 below.

Line 4 - General and Administrative Expense increased $2,607,975 because consultant and other professional fees.

Line 5 - Salaries and Wages Paid in Stock decreased because back pay and director and officer compensation for 2003 was paid during 2003 while during 2004 director and officer compensation was paid only for 2004.

Line 6 - Loss on Abandonment of Assets was incurred in 2003 because the Company wrote-off the remaining investment in Yemen Block 20 after the ICC International Court of Arbitration decided in favor of the Claimants. During 2004 the Company was unsuccessful in obtaining the remaining financing necessary to obtain an interest in a natural gas project in Sicily. The Company borrowed $1,350,000 to make the initial payments in the project.

Line 7 - Other Income and Expenses overall increased $78,250 during 2004. The detail explaining this decrease is shown on lines 8 and 9 below.

Line 8 - Interest Income decreased because of the reduced interest rate earned on the Letter of Credit Deposit. The Letter of Credit Deposit was returned to the Company in 2004.

Line 9 - Interest Expense increased because the Company accrued interest on various outstanding obligations.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash
	2004	2003

Net cash provided by/(used in)
Operating activities	$ (568,596)	$ (16,676)
Investing activities	--	(338,718)
Financing activities	568,542	355,572
Increase/(decrease) in cash and cash equivalents	$ (54)	$ 178
	=========	=========

	At December 31
Cash and cash equivalents	$ 374	$ 428
	=========	=========

Cash Flow from Operating Activities

2004
Cash used by operating activities totaled $568,596 in 2004, an increase of $566,920 over 2003. Contributing to this increase was $3,214,989 in Issuance of stock for expenses, $951,000 in Issuance of stock for salaries and wages, a decrease of $527,080 in accounts receivable, a decrease of $705,812 in Investment account, a decrease in prepaid expenses of $2,364, a decrease of $527,080 in unearned revenue, an increase in accounts payable of $514,231, an increase in taxes payable of $39,788, an increase in accrued interest of $49,829, and an increase of $213,741 in accrued expenses.

2003
Cash used by operating activities totaled $16,676 in 2003, a decrease of $1,296,023 over 2002. Contributing to this decrease was $2,650,495 in Issuance of stock for expenses, $1,559,308 in Prepaid expenses, Unearned revenue of $1,472,920, a decrease of $852,257 in Accounts payable, $2,232 additional Taxes payable, and a $38,930 increase in Accrued expenses.

Cash Flow from Investing Activities

2004
There were no cash flows from investing activities in 2004.

2003
Cash used by investing activities totaled $338,718 in 2003, compared to cash provided of $514,097 during 2002, increase of $852,097 over 2002. Contributing to this increase was a $500,000 note payable given for partial payment on the Purchase of oil and gas property and $161,282 in right of offset exercised by bank.

Cash Flow from Financing Activities

2004
Cash provided by financing activities totaled $568,542 in 2004, compared to cash provided of $355,572 in 2003, an increase $212,970. Contributing to this increase was the payoff of the note payable for $500,000 given for partial payment oil and gas property, The reclassification of the Pace Global note payable for $281,458 to accounts payable, and an increase of notes payable in the amount of $1,350,000 given as initial payments to obtain an interest in gas project in Sicily.

2003
Cash provided by financing activities totaled $355,572 in 2003, compared to cash provided of $793,749 during 2002, a decrease of $438,177. Contributing to this decrease was a $144,428 reduction in notes payable and $500,000 borrowed under note and credit agreements.

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

The Company has no operations generating cash flows currently.

The Company is exploring debt and equity financing.

ITEM 7. FINANCIAL STATEMENTS

The information required hereunder is included in this report as set forth on pages 28 - 45.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On July 8, 2005, the Company appointed the accounting firm of Killman, Murrell & Company P.C. of 3300 N. A Street, Bldg. 4, Suite 200, Midland, Texas 79705 as independent accountants for fiscal 2004. The appointment was recommended by Executive Management and approved by the Board of Directors. The Company's previous independent accountant, Clyde Bailey, P.C., ("Bailey") resigned on July 7, 2005 for health and other reasons.

Beginning on March 28, 2003, Bailey was engaged to perform the year end audit for fiscal 2002. During this time period and for fiscal 2003, the Company has not had nor is it currently involved in any disagreements or disputes with Bailey on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved, would have caused them to make reference to the subject matter of the disagreement in connection with their audit report. Since September 30, 2004, and through the present, there were no reportable events requiring disclosure with respect to the auditor's period of engagement. The reports of Bailey for the periods described above did not contain any adverse opinion, disclaimer of opinion, or modification of opinion.

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

Title of Class	Name and Address* of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class

Preferred Stock	Richard G. Boyce - Director, Chief Operating Officer	652,500	12.45%
Preferred Stock	John A. Brush - Director	72,500	1.38%
Preferred Stock	Charles R. Close - Director	72,500	1.38%
Preferred Stock	Chris A. Dittmar - Director, Chief Executive Officer	620,000	11.83%
Preferred Stock	E. Barger Miller III - Director, Chairman of the Board	40,000	0.76%
Preferred Stock	Ernest B. Miller IV - Vice President of Finance	105,000	2.0%
Preferred Stock	Larry Swift - Chief Financial Officer	348,000	6.64%
Preferred Stock	Mirando Energy Corporation	325,515	6.21%

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

1. Exhibits:
See Index to Exhibits beginning on page 46 of this report.

2. On July 7, 2005, Clyde Bailey P.C., the Company's independent accountant resigned for health and other reasons. On July 8, 2005, the Company appointed Killman, Murrell & Company P.C. as accountants for Fiscal 2004. See registrant's Form 8K filed on July 12, 2005, which is incorporated herein by reference.

3. The following table details the events reported in Fiscal 2004 by the Company on Form 8-K. Each filing is incorporated herein by reference.

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

SIGNATURES

In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 12, 2005.

EnDevCo, Inc.

CHRIS A. DITTMAR

CHRIS A. DITTMAR
CHIEF EXECUTIVE OFFICER AND DIRECTOR

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated:

RICHARD G. BOYCE	JOHN A. BRUSH	CHARLES R. CLOSE
RICHARD G. BOYCE	JOHN A. BRUSH	CHARLES R. CLOSE
CHIEF OPERATING OFFICER AND DIRECTOR	DIRECTOR	DIRECTOR
August 12 , 2005	August 12, 2005	August 12 , 2005

CHRIS A. DITTMAR	LARRY SWIFT
CHRIS A. DITTMAR	LARRY SWIFT
CHIEF EXECUTIVE OFFICER AND DIRECTOR	CHIEF FINANCIAL OFFICER
August 12 , 2005	August 12 , 2005

FINANCIAL STATEMENTS
(RE: PART II. ITEM 7)

EnDevCo, Inc. and Subsidiaries
Table of Contents
DECEMBER 31, 2004

Description	Page
Independent Auditors' Report	29
Consolidated Balance Sheet	31
Consolidated Statements of Operations	32
Consolidated Statements of Changes in Shareholders' Deficit	33
Consolidated Statements of Cash Flows	34
Notes to Financial Statements	35

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
EnDevCo, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheet of EnDevCo, Inc. and Subsidiaries (the "Company") as of December 31, 2004, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of EnDevCo, Inc. and Subsidiaries as of December 31, 2004, and the consolidated results of their operations and their cash flows for the year then ended in conformity with United States generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the consolidated financial statements, the Company has suffered recurring losses from operations, has limited capital resources and the need to raise substantial amounts of money to develop the oil and gas leases currently owned raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 10. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Killman, Murrell & Company, P.C.
KILLMAN, MURRELL & COMPANY, P.C.
Odessa, Texas
August 12, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
EnDevCo, Inc. and Subsidiaries
Houston, Texas

We have audited the accompanying balance sheet of EnDevCo, Inc. (formerly Adair International Oil & Gas, Inc.) and Subsidiaries (Company) as of December 31, 2003 and the related statements of income and expenses, statement of changes in stockholders' equity, and the statements of cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these statements based on our audit.

We conducted our audit in accordance with generally accepted standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for my opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and 2002 and the results of its operations for the years then ended in conformity with accounting principles generally accepted in the United States.

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
		2,000,000
		________________
Total Assets
		$ 2,000,374
		=========

LIABILITIES

Current Liabilities
Accounts payable
	$ 2,581,833
Accrued interest	49,829
Taxes payable
	202,521
Accrued expenses
	239,073
	________________
Total Current liabilities
		$ 3,073,256

Non-current Liabilities
Notes payable
		1,350,000
		___________
Total Liabilities
		$ 4,423,256

STOCKHOLDERS' DEFICIT

"Series A" Convertible Preferred Stock
10,000,000 shares authorized, $0.01 par value,

5,238,984 shares outstanding
	52,390
Common Stock
500,000,000 shares authorized, without par value,

197,000,000 shares outstanding
	36,305,961

Additional Paid in Capital	5,186,594
Retained Deficit	(43,967,827)
	________________
Total Stockholders' Deficit
		(2,422,882)
		________________
Total Liabilities and Stockholders' Deficit
		$ 2,000,374
		=========

The accompanying notes are integral part of the consolidated financial statements.

EnDevCo, Inc. and Subsidiaries
Consolidated Statements of Operations

	Years Ended December 31,

	2004	2003
	____________________	____________________
Revenues
Consulting fees
	$ --	$ 1,512,920
Other revenue
	--	499
	___________________	___________________
Total Revenues
	--	1,513,419

Cost of Revenues
Subcontractors
	120,227	1,496,500
	___________________	___________________
Gross Profit
	(120,227)	16,919

Costs and expenses
General and administrative
	3,740,887	1,132,912
Salaries and wages paid in stock
	951,000	1,031,500
Loss on abandonment of assets
	1,350,000	2,162,969
	___________________	___________________
Total expenses
	6,041,887	4,327,381
	___________________	___________________
Net income (loss) from operations
	$ (6,162,114)	$ (4,310,462)

Other income and expenses
Interest and other income
	1,007	5,346
Interest Expense
	(99,243)	(25,332)

	____________	____________
Total Other Income(Expenses)
	(98,236)	(19,986)
	___________________	___________________
Net Loss
	$ (6,260,350)	$ (4,330,448)
	===========	===========

Basic and Diluted Loss Per Common Share	$ (0.04)	$ (0.03)
	___________________	___________________
Weighted Average Number of Common Shares
Used in Basic Loss Per Share Calculations
	172,538,462	150,000,000
	===========	===========

The accompanying notes are integral part of the consolidated financial statements.

EnDevCo, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Deficit
For the Years Ended December 31, 2004 and 2003

	Preferred Stock		Common Stock		Additional	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Paid-In-Capital	Earnings	Equity

Balance, December 31, 2002		$ --	150,000,000	$ 33,228,461	$ --	$ (33,377,029)	$ (148,568)

Issuances of shares:
For Salaries & Directors' Fees
	1,031,500	10,315			1,021,185		1,031,500
For Company Obligations
	1,618,995	16,190			1,602,805		1,618,995
For Investment in Assets
	1,500,000	15,000			1,485,000		1,500,000
Net (Loss)						(4,330,448)	(4,330,448)
	__________	__________	_______________	_______________	_______________	_______________	_______________
Balance, December 31, 2003	4,150,495	$ 41,505	150,000,000	$ 33,228,461	$ 4,108,990	$ (37,707,477)	$ (328,521)

Issuances of preferred shares:
For Salaries & Directors Fees
	951,000	9,510			941,490		951,000
For Company Obligations
	137,489	1,375			136,114		137,489
Issuance of common shares:
For Company Obligations
			47,000,000	3,077,500			3,077,500
Net (Loss)						(6,260,350)	(6,260,350)
	_______________	_______________	_______________	_______________	_______________	_______________	_______________
Balance, December 31, 2004	5,238,984	$ 52,390	197,000,000	$ 36,305,961	$ 5,186,594	$ (43,967,827)	$ (2,422,882)
	=========	=========	=========	=========	========	========	========

The accompanying notes are integral part of the consolidated financial statements.

EnDevCo, Inc.and Subsidiaries
Consolidated Statements of Cash flows

	Years Ended December 31,

	2004	2003
	____________________________	____________________________
Cash flows from operating activities:
Net loss	$ (6,260,350)	$ (4,330,448)

Adjustments to reconcile net loss to net cash
provided by operating activities:
Issuance of stock for expenses	3,214,989	2,650,495
Issuance of stock for salaries and wages	951,000	--
Changes in assets and liabilities
Accounts receivable	527,080	--
Investment account	705,812	--
Prepaid expenses	2,364	1,625,851
Unearned revenue	(527,080)	(1,472,920)
Accounts payable	514,231	(852,257)
Joint venture cash calls	--	2,321,441
Taxes payable	39,788	2,232
Accrued interest	49,829	--
Accrued expenses	213,741	38,930
	___________________	___________________
Net cash used in operating activities	$ (568,596)	$ (16,676)

Cash flows from investing activities:

Purchase of oil and gas property
	--	(500,000)
Pledged invesment account
	--	161,282
	___________________	___________________
Net cash Used by investing activities	$ --	$ (338,718)

Cash flows from financing activities:

Reduction in notes payable
	(781,458)	(144,428)
Increase in notes payable
	1,350,000
Borrowings under note and credit agreements
		500,000
	___________________	___________________
Net cash provided by financing activities	$ 568,542	$ 355,572

	___________________	___________________
Net increase (decrease) in Cash	(54)	178

Cash and cash equivalents
Cash Balance, Begin Period
	428	250

	___________________	___________________
Cash Balance, End Period
	$ 374	$ 428
	===========	===========
Supplemental Cash Flow information
Cash Paid for interest
	--	--
Cash Paid for income taxes
	--	--
Stock Issued for Services
	$ 3,077,500	$ 2,650,495

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

Principles of Consolidation -- The consolidated financial statements include the accounts of EnDevCo, Inc. and its wholly owned subsidiaries, EnDevCo Minerals, Inc., Adair Yemen Exploration Limited, Superior Stock Transfer, Inc., EnDevCo Eureka LLC and Adair Colombia Oil and Gas, S.A. (the "Company") All material inter-Company balances and transactions have been eliminated in consolidation.

Cash and cash equivalents -- The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Fair value of financial instruments - Management estimates that the carrying value of financial instruments reported in the financial statements approximates their fair values.

Reclassifications - Certain reclassifications were made to the 2003 financial statement presentation in order to conform to the 2004 financial statement presentation.

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

No depreciation and amortization was expensed for the year ending December 31, 2004 and 2003.

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
December 31, 2004

NOTE 1 - Summary of Significant Accounting Policies (cont)

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

EnDevCo, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
December 31, 2004

NOTE 1 - Summary of Significant Accounting Policies (cont)

Newly issued accounting pronouncements - In November 2004, the FASB issued SFAS No. 151, Inventory Costs. SFAS No. 151 is an amendment of Accounting Research Bulletin ("ARB") No. 43, chapter 4, paragraph 5 that deals with inventory pricing. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expenses, freight, handling costs and spoilage.

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

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supercedes APB 25. Among other items, SFAS No. 123R eliminates the use of APB 25 and the intrinsic value method of accounting and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards in the financial statements.

The effective date of SFAS No. 123R is the first reporting period beginning after June 15, 2005, and the Company expects to adopt SFAS No. 123R effective July 1, 2005. SFAS No. 123R permits companies to adopt its requirements using either a "modified prospective" method, or a "modified retrospective" method. Under the "modified prospective" method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments granted after that date and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the "modified retrospective" method, the requirements are the same as under the "modified prospective" method, but also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS No 123. The Company is currently evaluating the appropriate transition method. Through December 31, 2004, the Company had not had any stock-based compensation awards.

EnDevCo, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
December 31, 2004

NOTE 2 - Oil & Gas Operations

Gulf of Mexico Option - On December 28, 2003, the Company entered into an agreement with Pine Curtain Production Company, LLC wherein the Company has the option to participate in an undivided interest of 50% of the seller's undivided interest in Eugene Island Block 294 and Chandeleur Block 14. This option expired on June 30, 2005, but was renewed, on July 27, 2005 by entering into a farm-in agreement with BT Operating Co wherein the Company will participate in the drilling and completion of one well in Eugene Island Block 294.

Rio Magdelena Option - On September 25, 2003, the Company purchased from Harvest Production Company, LLC an option to participate in the acquisition and processing of 101 kilometers of 2D seismic, and a continuing option to participate on a joint venture basis in wells to be drilled after the interpretation of that seismic on their Rio Magdelena Association Contract comprising 58,546 hectares (144,600 acres) situated in the Upper Magdelena River region of Colombia. On June 25, 2005 the Company purchased an option from Harvest Production Company, LLC to purchase 50% of seller's interest in the assets covered by the September 25, 2003 option, proven undeveloped reserves in the block and Seller's proprietary data previously acquired over the lease acreage described above, in consideration of the Company securing financing for development. This option expires June 30, 2007.

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

The IFTZ contract provided for initial funding of $2 million USD to conduct a feasibility study of gas utilization in the Republic of Congo. An additional amount payable under the contract, of up to $3 million USD is scheduled to be received by the Company upon the signed commitment of each new industrial partner that commits to develop an industrial sector in the IFTZ. Payments are to be made to the Company by the Republic of Congo at the rate of $500,000 per industrial sector commitment if and when the Company successfully receives a signed commitment from a new industrial partner. During 2002, the Company received initial funding in the amount of $1,472,920 and entered into a contract with a consulting services company to provide the technical and administrative employees and equipment necessary to perform the aforementioned study for a turnkey lump sum amount of $1,750,000. The Company has paid the consulting services company an amount of $1,629,773 to date. The Company owes the consulting services company an additional $120,227 on the contract.

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

	December 31, 2004			December 31, 2003
	Common	Preferred	Value	Common	Value
For Salaries	--	951,000	$ 951,000	1,031,500	$ 1,031,500
Other Obligations	47,000,000	137,489	3,214,989	1,618,995	1,618,995
Investment	--	--	--	1,500,000	1,500,000
	___________	__________	__________	__________	__________
Total	47,000,000	1,088,489	$ 4,165,989	4,150,495	$ 4,150,495
	==========	=========	=========	========	========

The fair value of the Company's common stock issued for services was deemed to be the closing trading price of the Company's common stock on the date of issuance. The Company established pay rates for all its employees and directors and these wages were paid by the issuance of preferred stock on the basis of one share of preferred stock for each dollar of accrued wages. Certain expenses were paid with preferred stock, by the issuance of one share of preferred stock for each dollar of billed expense.

NOTE 5 - Revenues

The company recognized $1,472,920 in revenue from the Congo project, received consulting income in the amount of $40,000 and royalty income in the amount of $499 during the year ended December 31, 2003.

NOTE 6 - Preferred Stock

The Board of Directors passed a Corporate Resolution that reads, "Pursuant to and in accordance with Article 2.13 of the Texas Business Corporation Act of the State of Texas the Company does hereby certify that, pursuant to the authority conferred on the Board of Directors by the Articles of Incorporation of the Corporation, and pursuant and in accordance with Article 2.13 of the Texas Business Corporation Act of the State of Texas, said Board of Directors, pursuant to unanimous written consent dated December 9, 2002, duly adopted a resolution providing for the authorization and issuance of 5,000,000 shares of "Series A" Convertible Preferred Stock, $0.01 par value per share (the "Series A" Preferred Stock). At the annual shareholders meeting held on October 15, 2004, the shareholders approved an increase in the total number of authorized

EnDevCo, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
December 31, 2004

NOTE 6 - Preferred Stock (cont)

"Series A" convertible preferred shares with a $0.01 par value to 10,000,000. As of December 31, 2004 and 2003 there were 5,238,984 and 4,150,495 shares outstanding.

Each share of "Series A" Preferred Stock outstanding shall at the sole election of the holder be converted into fully paid and non-assessable shares of Common Stock of the Corporation at a conversion rate of 1,000 shares of Common Stock for each share of "Series A" Preferred Stock. The holders of the issued and outstanding shares of Preferred Stock shall have the equivalent of 1,000 Common Stock votes for each share of "Series A" Preferred Stock.

If all preferred shareholders wanted to convert, the Company would execute a reverse stock split which has already been approved by the shareholders at the annual general shareholders meeting held on October 15, 2004.

During the year ended December 31, 2004 a total of 1,088,489 shares of preferred stock was issued and recorded at the rate of $1.00 per share as approved by the Board of Directors. The shares were issued for salaries and directors' fees and other Company obligations.

NOTE 7 - Commitments and Contingencies

Legal Proceedings for the Year Ended December 31, 2004:

Adair International Oil & Gas, Inc. vs. Chase Mellon Shareholder Services, Inc., Mellon Investor Services, LLC., U.S. Stock Transfer Corporation, Thomas Kernaghan & Co., Union Securities, Ltd., Merrill, Lynch, Hubbard, Inc., Tatiana Roa, Braden, Bennick, Goldstein, Gazaway & Co., Jack Sisk & Co., Jackson & Rhodes, P.C., Malone and Bailey, PLLC, John W. Adair, Jalal Alghani and Vivian Quintero - Cause No. 2001-63909, 55th District Court, Harris County, Texas.

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

EnDevCo, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
December 31, 2004

NOTE 7 - Commitments and Contingencies (cont)

The Company subsequently filed a motion for summary judgment on April 29, 2003 and the Court on July 11, 2003, and again by clarified ruling on September 23, 2003, ordered the Company's motion for summary judgment be granted as to all claims in Defendant's / Counter Plaintiff's second amended petition, including the claim of conspiracy to commit defamation, with the exception of the common law defamation claim against the Company, SCORE Group and Mr. Boyce. The Company has denied the allegation and the Board of Directors has determined it is the best interest of the Company to assume the defense of SCORE Group and Mr. Boyce and to indemnify same in its defense of this sole remaining allegation filed by Mr. Adair, Mr. Alghani and Ms. Quintero.

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

On February 11, 2005, the Company executed a Stock Purchase, Settlement, And Mutual Release And Indemnity Agreement only with John W. Adair, Jalal Alghani and Vivian Llerena Quintero. On June 17, 2005, the Company executed a Compromise Settlement Agreement And Mutual Release with Jackson & Rhodes, P.C. and a Settlement Agreement And General Release with U.S. Stock Transfer Corporation for which the Company received cash payments totaling $395,000. The entire amount was paid out for expense reimbursements. See Forms 8-K filed February 16, 2005 and June 29, 2005. The Company is now the sole plaintiff and is pursuing its claims against all other defendants.

The Company is a party to various claims and litigation. Although no assurances can be given, the Company believes, based on its experience to date, that the ultimate resolution of such items, individually or in the aggregate, would not have a material adverse impact on the Company's financial position or results of operations.

EnDevCo, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
December 31, 2004

NOTE 7 - Commitments and Contingencies (cont)

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

EnDevCo, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
December 31, 2004

NOTE 8 - Supplemental Oil and Gas Information (Unaudited)

Costs Incurred and Capitalized Costs in Oil and Gas Producing Activities are as follows:

Description	Harvest	Pine Curtain	Yemen	Geophysical	Colombia	Total
Total, December 31, 2002	$ --	$ --	$ 4,368,377	$ --	$ --	$ 4,368,377

Oil and Gas Properties	$ 1,000,000	$ 1,000,000	$ --	--	$ --	$ 2,000,000
Prepaid Legal Expense	--	--	180,365	--	--	180,365
Less Accumulated Depletion and Depreciation	--	--	--	--	--	--
Less Impairment Loss	--	--	(4,548,742)	--	--	(4,548,742)
Total, December 31, 2003	$ 1,000,000	$ 1,000,000	$ --	$ --	$ --	$ 2,000,000

Oil and Gas Properties	$ 1,000,000	$ 1,000,000	$ --	$ --	$ --	$ 2,000,000
Less Accumulated
Depreciation and Depletion	--	--	--	--	--	--
	__________	__________	__________	__________	__________	__________
Total, December 31, 2004	$ 1,000,000	$ 1,000,000	--	--	--	$ 2,000,000
	=========	=========	=========	=========	=========	=========

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

EnDevCo, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
December 31, 2004

NOTE 9 - Earnings Per Share

The following reconciles the components of the earnings per share (EPS) computation:

	2004			2003
	(Loss)	Common Shares	Loss Per Share	(Loss)	Common Shares	Loss Per Share
Net Income	($6,260,350)	197,000,000	($.02)	($4,330,448)	150,000,000	($.03)

Effect of Dilutive Securities:
"Series A" Preferred Stock
	($6,260,350)	197,000,000	($.02)	($4,330,448)	150,000,000	($.03)

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

NOTE 10- Going Concern

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. In 2004, the Company borrowed $1,350,000 and used the funds to purchase an oil and gas lease in Sicily and subsequently lost the lease due to the Company's inability to raise an additional $38,150,000 in drilling and development funds. The Company must raise a minimum of $5,000,000 to drill and develop the two leases currently owned. The Company is currently in the process of raising the required funds, but there can be no assurance, that funds can be secured. The Company is currently in default on numerous contracts, leases and judgments. The matters described above raise substantial doubt about the Company's ability to continue as a going concern.

NOTE 11 - Income Taxes

The provision for income taxes has been calculated based on federal statutory rates of 34%. Net operating losses expire twenty years from the time they are incurred for federal tax purposes.

	Years ended December 31,
	2004	2003
Income tax benefit calculated
using the statutory rates	$ 2,128,519	$ 1,472,352)
Non-deductible expenses	(323,340)	(347,203)
Changes in valuation allowance	(1,805,179)	(1,125,149)
	$ --	$ --
	==========	==========
temporary differences, which give rise to deferred tax assets and liabilities are as follows:
	Years ended December 31,
	2004	2003
Deferred Tax Asset
Net operating losses	$ 12,273,867	$ 10,468,688
Valuation allowance	(12,273,867)	(10,468,688)
	___________	___________
	$ --	$ --
	==========	==========

Net operating losses are subject to IRS Sec 382 limitations because of greater than 50% ownership changes in 1997 and 2002. Unused net operating losses may be carried forward for 20 years from the year incurred and affect future income subject to IRS Sec 382 limitations. Because of the uncertainty of realization, the Company's management established a valuation allowance equal to the deferred tax asset.

NOTE 12 - Note Payable

The Company has two notes payable totaling $1,350,000. The first note is in the amount of $950,000 and the second is in the amount of $400,000. Both notes accrue interest at the LIBOR monthly average interest coupon rate and both notes are due and payable December 31, 2007.

EnDevCo, Inc. and Subsidiaries
December 31, 2004

INDEX TO EXHIBITS

3(i)	Restatement of the Articles of Incorporation, as restated September 19, 2003 incorporated by reference to the registrant's Form 8K filed on June 2, 2004.

3(ii)	Bylaws, as revised to May 1, 2004, see page 47 of this report.

16	Letter on Change in Certifying Accountant incorporated by reference to the registrant's Form 8K filed on July 12 2005.

21	Subsidiaries of the Registrant, see page 66 of this report.

31.1	Certification per Rule 13a-14(a) by Chief Executive Officer, see page 67 of this report.

31.2	Certification per Rule 13a-14(a) by Chief Financial Officer, see page 69 of this report.

32.1	Certification per Section 1350 by Chief Executive Officer, see page 71 of this report.

32.2	Certification per Section 1350 by Chief Financial Officer, see page 72 of this report.

Exhibit 3(ii) - Bylaws

EnDevCo, Inc.
Corporate Bylaws

ARTICLE ONE
OFFICES

1.01 Registered Office.
The registered office of the Corporation is located at 2425 Fountainview Drive, Suite 215, Houston, Texas 77057.

1.02 Registered Agent.
The name of the registered agent of the Corporation at such address is Larry Swift.

1.03 Other Offices.
The Corporation may also have offices at such other places, within or without the State of Texas, where the Corporation is qualified to do business, as the Board of Directors may from time to time designate; or the business of Corporation may require.

ARTICLE TWO
SHAREHOLDER'S MEETING

2.01 Place of Meetings.
Meetings of shareholders shall be held at any place within or without the State of Texas designated by the Board of Directors pursuant to authority hereinafter granted to the Board, or by the written consent of all persons entitled to vote thereat. In the absence of any such designation, shareholder's meetings shall be held at the registered office of the Corporation. Any meeting is valid whenever held, if held pursuant to the written consent of all the persons entitled to vote thereat, given either before or after the meeting, and filed with the Secretary of the Corporation.

2.02 Time of Annual Meeting, Business Transacted.
The annual meeting of shareholders shall be held on or before the second Tuesday in November of each year, at the hour of 10:00 o'clock a.m., provided, however, that should said day fall on a legal holiday, then at the same time on the next business day thereafter. At such meetings Directors shall be elected, reports of the affairs of the Corporation shall be considered, and any other business may be transacted which is within the powers of the shareholders.

2.03 Notice of Meetings.
1) Notice of Meeting to All Shareholders.
Notice of all meetings of shareholders shall be given in writing to shareholders entitled to vote by the Chief Executive Officer or the Corporate Secretary, or by the officer or person calling the meeting, or, in case of his neglect or refusal, or if there is no person charged with the duty of giving notice, by any Director or Shareholder. The notice shall be given to each shareholder, either personally or by prepaid mail, addressed to the shareholder at his address appearing on the transfer books of the Corporation.

2) Time of Notice.
Notice of any meeting of shareholders shall be sent to each shareholder entitled thereto not less than ten (10) nor more than fifty (50) days before the meeting, except in the case of a meeting for the purpose of approving a merger or consolidation agreement, in which cash the notice must be given not less than twenty (20) days prior to the date of the meeting

3) Contents of Notice.
Notice of any meeting of shareholders shall specify the place, date, and hour of the meeting. The notice shall also specify the purpose of the meeting if it is a special meeting, or if its purpose, or one of its purposes, will be to consider a proposed amendment of the Articles of Incorporation, to consider a proposed reduction of stated capital without amendment, to consider a proposed merger or consolidation, to consider a voluntary dissolution or the revocation of a voluntary dissolution by act of the Corporation, or to consider a proposed disposition of all, or substantially all, of the assets of the Corporation outside of the ordinary course of business.

(4) Notice of Adjourned Meeting.
When a shareholders' meeting is adjourned for thirty (30) days or more, notice of the adjourned meeting shall be given as in the case of an original meeting. When a meeting is adjourned for less than thirty (30) days, it is not necessary to give any notice of the time and place of the adjourned meeting or of the business to be transacted thereat other than by announcement at the meeting at which the adjournment is taken.

2.04 Special Meetings.
(1) Calling of Special Meetings.
Upon request in writing to the Chief Executive Officer, Chief Operating Officer, or Corporate Secretary, sent by registered mail or delivered to the officer in person, by any persons entitled to call a meeting of shareholders, the officer forthwith shall cause notice to be given to the shareholders entitled to vote that a meeting will be held at a time, fixed by the officer, not less than ten (10) days after the receipt of the request. If the notice is not given within seven (7) days after the date of delivery, or the date of mailing of the request, the person calling the meeting may fix the time of meeting and give the notice in the manner provided in these bylaws. Nothing contained in this section shall be construed as limiting, fixing, or affecting the time or date when a meeting of shareholders called by action of the Board of Directors may be held.

(2) Person Entitled to Call Special Meetings.
Special meetings of the shareholders, for any purpose whatsoever, may be called at any time by any of the following: (1) the Chief Executive Officer; (2) the Board of Directors; (3) one or more shareholders holding not less than one tenth of all the shares entitled to vote at the meetings; (4) the Executive Committee.

2.05 Meeting Quorum.
1) Quorum of Shareholders.
The presence in person or by proxy of the persons entitled to vote a majority of the voting shares at any meeting constitutes a quorum for the transaction of business.

2) Adjournment for Lack or Loss of Quorum.
In the absence of a quorum or the withdrawal of enough shareholders to leave less than a quorum, any meeting of shareholders may be adjourned from time to time by the vote of a majority of the shares, the holders of which are either present in person or represented by proxy thereat, but no other business may be transferred.

2.06 Closing Transfer Books.
1) Determination of Entitled Shareholders.
For the purpose of determining shareholders entitled to notice of or to vote at any meeting of shareholders or any adjournment thereof, or entitled to receive payment of any dividend, or in order to make a determination of shareholders for any other proper purpose, the Board of Directors may provide that the share transfer books shall be closed for a stated period not to exceed in any case, fifty (50) days. If the transfer books shall be closed for the purpose of determining shareholders entitled to notice of or to vote at a meeting of shareholders, such books shall be closed for at least ten (10) days immediately preceding such meeting.

2) Record Date of Determination of Shareholders.
In lieu of closing the share transfer books, the Board of Directors may fix in advance a date as the record date for any such determination of shareholders, such date in any case to be not more than fifty (50) days and, in case of a meeting of shareholders, not less than ten (10) days prior to the date on which the particular action, requiring such determination of shareholders is to be taken before the day preceding the election at which such votes will be counted.

2.07 Voting by Voice and Ballot.
Elections for Directors need not be by ballot unless a shareholder demands election by ballot at the election and before the voting begins.

2.08 Proxies.
A shareholder may vote either in person or by proxy executed in writing by the shareholder or by his duly authorized attorney in fact. No proxy shall be valid after eleven (11) months from the date of its execution unless otherwise provided in the proxy. Each proxy shall be revocable unless expressly provided therein to be irrevocable, and in no event shall it remain irrevocable for a period of more than eleven (11) months.

2.09 Waiver of Notice.
Any notice required by law or these bylaws may be waived by the execution by the person entitled to the notice of a written waiver of such notice, which may be signed before or after the time stated in the notice.

2.10 Action Without Meeting.
Any action which, under any provision of the Texas Business Corporation Act, may be taken at a meeting of the shareholders may be taken without a meeting if authorized by a writing signed by all of the persons who would be entitled to vote on such action at a meeting, and filed with the Secretary of the Corporation. Any such signed consent, or a signed copy thereof, shall be placed on the minute books of the Corporation.

2.11 Inspector of Election.
1) Appointment of Inspectors of Election.
In advance of any meeting of shareholders, the Board of Directors may appoint any persons, other than nominees for office, as inspectors of election to act at such meeting or any adjournment thereof. If inspectors of election are not so appointed the chairman of any such meeting may, and on the request of any shareholder or his proxy shall, appoint inspectors of election at the meeting. The number of inspectors shall be either one or three. If appointed at a meeting on the request of one or more shareholders or proxies, the majority of shares present shall determine whether one or three inspectors are to be appointed. In case any person appointed as inspector fails to appear or fails or refuses to act, the vacancy may be filled by appointment by the Board of Directors in advance of the meeting, or at the meeting by the person acting as chairman.

2) Duties of Inspectors.
The inspectors of election shall determine the number of shares outstanding and the voting power of each, the shares represented at the meeting, the existence of a quorum, the authenticity, validity, and effect of proxies, receive notes, ballots, or consents, hear and determine all challenges and questions in any way arising in connection with the right to vote, count and tabulate all votes or consents, determine the result, and do such acts as may be proper to conduct the election or vote with fairness to all shareholders. The inspectors of election shall perform their duties impartially, in good faith, to the best of their ability and as expeditiously as is practical.

3) Vote of Inspectors.
If there are three inspectors of election the decision, act, or certificate of a majority is effective in all respects as the decision, act or certificate of all.

4) Report of Inspectors.
On request of the chairman of the meeting or of any shareholder or his proxy, the inspectors shall make a report in writing of any challenge or question or matters determined by them and execute a certificate of any fact found by them. Any report or certificate made by them is prima facie evidence of the facts stated therein.

2.12 Conduct of Meetings.
At every meeting of the shareholders, the Chief Executive Officer, or in his absence, the Chief Operating Officer as designated by the Chief Executive Officer, or in the absence of such designation, a chairman chosen by a majority in interest of the shareholders of the Corporation present in person or by proxy and entitled to vote, shall act as chairman. The Secretary of the Corporation, or in his or her absence, an Assistant Secretary, shall act as Secretary of all meetings of the shareholders. In the absence at such meeting of the Corporate Secretary or Assistant Secretary, the chairman may appoint another person to act as Secretary of the meeting.

ARTICLE THREE
DIRECTORS

3.01 Directors Defined.
"Directors" when used in relation to any power or duty requiring collective action, means "Board of Directors."

3.02 Powers.
The business and affairs of the Corporation and all corporate powers shall be exercised by or under authority of the Board of Directors, subject to limitation imposed by the Texas Business Corporation Act, the Articles of Incorporation, or these bylaws as to action which requires authorization or approval by the shareholders.

3.03 Number of Directors.
The number of Directors, which shall constitute the whole Board of Directors shall not be less than three (3), nor more than fifteen (15). The Board of Directors shall consist of five (5) Directors, and, thereafter, within the limits above specified, the number of Directors shall be determined only by the shareholders at the regular Annual Meeting.

3.04.1 Term of Office.
The Directors shall each serve for a term of three (3) years unless elected by the shareholders to serve a shorter term. Directors shall be divided into three classes (each class to contain no more than two members) with terms that expire at successive Annual Meetings. One class of Directors shall be elected annually by the shareholders at the Annual Meeting. Directors shall serve the Corporation until a successor has been elected and qualified, or until the earliest of their death, resignation or retirement.

3.05 Board of Director Vacancies.
1) Vacancies.
Vacancies in the Board of Directors shall exist in the case of the happening of any of the following events: (a) the death, resignation, or removal of any Directors; (b) the authorized number of Directors is increased; or (c) at any annual, regular, or special meeting of shareholders at which any Director is elected, the shareholders fail to elect the full authorized number of Directors to be voted for at that meeting.

2) Declaration of Vacancy.
The Board of Directors may declare vacant the office of a Director in either of the following cases: (a) if he is adjudged incompetent by an order of court, or finally convicted of a felony; or (b) if within sixty (60) days after notice of his election, he does not accept the office either in writing or by attending a meeting of the Board of Directors.

3) Filling Vacancies by Directors.
Vacancies may be filled by a majority of the remaining Directors, though less than quorum, or by a sole remaining Director. Each Director so elected shall hold office until his successor is elected at an annual, regular, or special meeting of the shareholders.

4) Filling Vacancies by Shareholders.
The shareholders may elect a Director at any time to fill any vacancy not filled by the Directors. If the Board of Directors accepts, the resignation of a Director tendered to take effect at a future time, the Board or the shareholders may elect a successor to take office when the resignation becomes effective.

5) Reduction of Authorized Number of Directors.
A reduction of the authorized number of Directors does not remove any Director prior to the expiration of his term of office.

3.06 Removal of Directors.
The entire Board of Directors or any individual Director may be removed from office by a vote of shareholders holding a majority of the outstanding shares entitled to vote at an election of Directors. However, unless cumulative voting has been denied by statute or by the Articles of Incorporation, and if less than the entire Board is to be removed, no one of the Directors may be removed if the votes cast against his removal would be sufficient to elect him if then cumulatively voted at an election of the entire Board of Directors. If any or all Directors are so removed, new Directors may be elected at the same meeting.

3.07 Place of Meetings.
Regular meetings of the Board of Directors shall be held at any place within or without the State of Texas which has been designated from time to time by resolution of the Board or by written consent of all members of the Board. In the absence of such designation, regular meetings shall be held at the registered office of the Corporation. Special meetings of the Board may be held either at a place so designated or at the registered office. Any regular or special meeting is valid, wherever held, if held on written consent of all members of the Board given either before or after the meeting and filed with the Secretary of the Corporation.

3.08 Regular Meetings.
1) Regular Meetings.
Regular meetings of the Board of Directors shall be held on the first Tuesday in November of each year, or at such other time and place as shall from time to time be determined by the Board.

2) Call of Regular Meetings.
All regular meetings of the Board of Directors of this Corporation shall be called by the Chief Executive Officer, or, if he is absent or is unable or refuses to act, by the Chief Operating Officer or by any Director.

3) Notice of Regular Meetings.
Written notice of the time and place of the regular meetings of the Board of Directors shall be delivered personally to each Director, or sent to each Director by mail or by other form of written communication at least seven (7) days before the meeting. If the address of a Director is not shown on the records and is not readily ascertainable, notice shall be addressed to him at the city or place in which the meetings of the Directors are regularly held. Notice of the time and place of holding an adjourned meeting of a meeting need not be given to absent Directors if the time and place are fixed at the meeting adjourned.

4) Validation of Meeting Defectively Called or Noticed.
The transactions of any meeting of the Board of Directors, however, called and noticed or wherever held, are as valid as though had at a meeting duly held after regular call and notice, if a quorum is present, and if, either before or after the meeting, each of the Directors not present signs a waiver of notice, a consent to holding the meeting, or an approval of the minutes thereof. All such waivers, consents, or approvals shall be filed with the corporate records or made a part of the minutes of the meeting. Attendance by a Director at a meeting shall constitute a waiver of notice of the meeting, unless the express purpose for such attendance is to present the objection that the meeting is not lawfully called or convened.

3.09 Call of Special Meeting.
1) Call of Special Meeting.
Special meetings of the Board of Directors of this Corporation shall be called by the Chief Executive Officer, or, if he is absent or is unable or refuses to act, by the Chief Operating Officer or by any Director.

2) Notice of Special Meetings.
Written notice of the time, place, and purpose of special meetings of the Board of Directors shall be delivered personally to each Director, or sent to each Director by mail or by other form of written communication, at least seven (7) days before the meeting. If the address of a Director is not shown on the records and is not readily ascertainable, notice shall be addressed to him at the city or place in which the meetings of the Directors are regularly held. Notice of the time and place of holding an adjourned meeting of a meeting need not be given to absent Directors if the time and place are fixed at the meeting adjourned.

3.10 Quorum.
A majority of the authorized number of Directors constitutes a quorum of the Board for the transaction of business.

3.11 Majority Action.
Every act or decision done or made by a majority of the Directors present at any meeting duly held at which a quorum is present is the act of the Board of Directors, unless an act of a greater number is required by the Articles of Incorporation or these bylaws. Each Director who is present at a meeting will be deemed to have assented to any action taken at such meeting unless his dissent to the action is entered in the minutes of the meeting, or unless he shall file his written dissent thereto with the Secretary of the meeting or shall forward such dissent by registered mail to the Secretary of the Corporation immediately after such meeting.

3.12 Action by Consent of Board without Meeting.
Any action required or permitted to be taken by the Board of Directors under any provision of the Texas Business Corporation Act may be taken without a meeting, if all members of the Board shall individually or collectively consent in writing to such action. Such written consent or consents shall be filed with the minutes of the proceedings of the Board. Such action by written consent shall have the same force and effect as a unanimous vote of such Directors. Any certificate or other document filed under any provision of the Texas Business Corporation Act which relates to action so taken shall state that the action was taken by unanimous written consent of the Board of Directors without a meeting and that these bylaws authorize the Directors to so act, and such statements shall be prima facie evidence of such authority.

3.13 Adjournment
1) Lack of Quorum.
In the absence of a quorum, a majority of the Directors present may adjourn from time to time until the time fixed for the next regular meeting of the Board.

2) Notice of Adjourned Meeting.
Notice of the time and place of holding an adjourned meeting of a meeting need not be given to absent Directors if the time and place are fixed at the meeting adjourned.

3.14 Conduct of Meetings.
At every meeting of the Board of Directors, the Chairman of the Board of Directors, if there shall be such an officer, and if not, the Chief Executive Officer, or in his absence, the Chief Operating Officer, or another officer designated by him, or in the absence of such designation, a chairman chosen by a majority of the Directors present, shall preside. The Corporate Secretary shall act as Secretary of the Board of Directors. In case the Secretary shall be absent any meeting, the Chairman may appoint any person to act as Secretary of the meeting.

3.15 Compensation.
Directors shall receive such compensation for their services as Directors as shall be determined from time to time by resolution of the Board. Any Directors may serve the Corporation in any other capacity as an officer, agent, and employee or otherwise and receive compensation therefore.

3.16 Indemnification of Directors and Officers.
The Board of Directors shall authorize the Corporation to pay or reimburse any present for former Director or Officer of the Corporation any costs or expenses actually and necessarily incurred by him in any action, suit or proceeding to which he is made a party by reason of his holding such position; provided, however, that he shall not receive such indemnification if he be finally adjudicated therein to be liable for negligence or misconduct in office. The indemnification herein provided shall also extend to good faith expenditures incurred in anticipation of, or preparation for, threatened or proposed litigation. The Board of Director may, in proper cases, extend the indemnification to cover the good faith settlement of any such action, suit, or proceeding, whether formally instituted or not.

3.17 Interested Directors.
Any contract or other transaction between the Corporation and any of its Directors (or any Corporation or firm in which any of its Directors is directly or indirectly interested) shall be valid for all purposes notwithstanding the presence of such Director at the meeting authorizing such contract or transaction, or his participation in such meeting. The foregoing shall, however, apply only if the interest of each such Director is known or disclosed to the Board of Directors and it shall nevertheless authorize or ratify such contract or transaction by a majority of the Directors present, each such interested Director to be counted in determining whether a quorum is present but not in calculating the majority necessary to carry such vote. This section shall not be construed to validate any contract or transaction which would be valid in the absence of this paragraph.

3.18 Executive Committee.
The Board of Directors may at any time appoint from among its members an Executive Committee and one or more other committees, each of which so appointed shall have such power and authority to conduct the business and affairs of the Corporation as is vested by law, the Articles of Incorporation, and these bylaws in the Board of Directors as a whole, except that it may not take any action that is specifically prohibited to the Board of Directors by statute or that is specifically required by statue to be taken by the entire Board of Directors. Members of the Executive Committee shall receive such compensation as the Board of Directors may from time to time provide. Each Director shall be deemed to have assented to any action of the Executive Committee unless he shall, within seven (7) days after receiving actual or constructive notice of such action, deliver his written dissent thereto to the Secretary of the Corporation. Members of the Executive Committee shall serve at the pleasure of the Board of Directors.

3.19 Other Committees.
The Board of Directors, by an affirmative vote of a majority of the members constituting the Board of Directors, may appoint other committees which shall have and may exercise such powers as shall be conferred or authorized by resolution of the Board. A majority of any such committee may determine its action and fix the time and place of its meetings unless the Board of Directors shall otherwise provide. The Board of Directors, by such affirmative vote, shall have power at any time to change the powers and members of any such committees, to fill vacancies, and to dispose of any such committee.

3.20 Conduct of Committee Meetings.
In accordance with Article 9.10(c) of the Texas Business Corporation Act and subject to the provisions of these bylaws with respect to notice of meetings, shareholders, members of the Board of Directors or members of any committee designated by the Board of Directors or members of any committee designated by the Board of Directors may participate in, and hold a meeting of, such shareholders, Board of Directors or committee by means of conference telephone or similar communications equipment by means of which all persons participating in the meeting can hear each other, and participation in such a meeting shall constitute presence in person at such meeting, except where a person participates in the meeting for the express purpose of objecting to the transaction of any business on the ground that the meeting is not lawfully called or convened.

ARTICLE FOUR
OFFICERS

4.01 Number and Titles.
The officers of the Corporation shall be a President and Chief Executive Officer (herein the "Chief Executive Officer"), a Chief Operating Officer, a Chief Financial Officer, and a Corporate Secretary. The Corporation may also have, at the discretion of the Board of Directors, a Chairman of the Board, one or more additional Vice Presidents, one or more Assistant Corporate Secretaries, one or more Assistant Financial Officers, and such other officers as may be appointed in accordance with the provisions of Paragraph 4.03 of this Article. One person may hold two or more offices.

4.02 Election.
The officers of the Corporation, except such officers as may be appointed in accordance with the provisions of Paragraph 4.03 or Paragraph 4.05 of this Article, shall be chosen annually by the Board of Directors, and each shall hold his office until he shall resign or shall be removed or otherwise disqualified to serve, or his successor shall be elected and qualified.

4.03 Subordinate Officers.
The Board of Directors may appoint such other officers or agents as the business of the Corporation may require, each of whom shall hold office for such period, have such authority, and perform such duties as are provided in these bylaws or as the Board of Directors may from time to time determine. The Board of Directors may delegate to any officer or committee the power to appoint any such subordinate officers, committees or agents, to specify their duties and to determine their compensation.

4.04 Removal and Resignation.
Any officer may be removed, either with or without cause, by a majority of the Directors at the time in office, at any regular or special meeting of the Board, or, except in case of an officer chosen by the Board of Directors, by any committee or officer upon whom such power of removal may be conferred by the Board of Directors; provided, however, that such removal shall not be without prejudice to the contract rights, if any, of the person removed. Any officer may resign at any time by giving written notice to the Board of Directors or to the Chief Executive Officer, or to the Secretary of the Corporation. Any such resignation shall take effect at the date of the receipt of such notice or at any later time specified therein; and, unless otherwise specified therein, the acceptance of such resignation shall not be necessary to make it effective.

4.05 Vacancies.
If the office of the Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, Corporate Secretary, Assistant Corporate Secretary (if any), or Controller (if any), becomes vacant by reason of death, resignation, removal, or otherwise, the Board of Directors shall elect a successor who shall hold office for the unexpired term, and until his successor is elected.

4.06 Chairman of the Board.
The Chairman of the Board, if there shall be such an officer, shall, if present, preside at all meetings of the Board of Directors and exercise and perform such other powers and duties as may from time to time be assigned to him by the Board of Directors or prescribed by the bylaws.

4.07 Chief Executive Officer.
Subject to such supervisory powers, if any, as may be given by the Board of Directors to the Chairman of the Board, if there be such an officer, the Chief Executive Officer of the Corporation shall, subject to the control of the Board of Directors, have general supervision, direction, and control of the business and officers of the Corporation, and shall have the general powers and duties of management usually vested in the office of Chief Executive Officer of a Corporation, and shall have such other powers and duties as may be prescribed by the Board of Directors or the bylaws. Within this authority and in the course of his duties he shall:

1) Conduct Meetings.
Preside at all meetings of the shareholders and in the absence of the Chairman of the Board, or, if there be none, at all meetings of the Board of Directors, and shall be ex officio a member of all the standing committees, including the Executive Committee, if any.

2) Sign Share Certificates.
Sign all certificates of stock in the Corporation, in conjunction with the Corporate Secretary or Assistant Secretary, unless otherwise ordered by the Board of Directors.

3) Execute Instruments.
When authorized by the Board of Directors or required by law, execute, in the name of the Corporation deeds, conveyances, notices, leases, checks, drafts, bills of exchange, warrants, promissory notes, bonds, debentures, contracts, and other papers and instruments in writing, and unless the Board of Directors shall order otherwise by resolution, make such contracts as the ordinary conduct of the Corporation's business may require.

4) Hire and Fire Employees.
Appoint and remove, employ and discharge, and prescribe the duties and fix the compensation of all agents, employees, and clerks of the Corporation other than the duly appointed officers, subject to the approval of the Board of Directors, and control, subject to the direction of the Board of Directors, all of the officers, agents, and employees of the Corporation.

5) Meetings of Other Corporations.
Unless otherwise directed by the Board of Directors, attend in person or by substitute appointed by him or the Chief Operating Officer and the Corporate Secretary or the Assistant Secretary, and act and vote on behalf of the Corporation, at all meetings of the shareholders of any corporation in which this Corporation holds stock.

4.08 Chief Operating Officer.
In the absence or disability of the Chief Executive Officer, the Chief Operating Officer shall perform all the duties of the Chief Executive Officer, and when so acting shall have all the powers of, and be subject to all the restrictions on, the Chief Executive Officer. The Chief Operating Officer shall have such other powers and perform such other duties as from time to time may be prescribed for them respectively by the Board of Directors or the bylaws.

4.09 Corporate Secretary.
The duties of the Corporate Secretary shall include, but are not limited to:

1) Sign Share Certificates.
Sign, with the Chief Executive Officer, certificates for shares of the Corporation.

2) Attest Bylaws.
Attest and keep at the principal office of the Corporation the original or a copy of its bylaws as amended or otherwise altered to date.

3) Minutes of Meetings.
Keep at the principal office of the Corporation or such other place as the Board of Directors may order, a book of minutes of all meetings of its Directors and shareholders, executive committees, and other committees, with the time and place of holding, whether regular or special, and, if special, how authorized, the notice thereof given, the names of those present at director's meetings, the number of shares or members present or represented at shareholder's meetings, and the proceedings thereof.

4) Sign or Attest Documents and Affix Seal.
Sign or attest such documents as may be required by law or the business of the Corporation, and to keep the corporate seal and affix it to such instruments as may be necessary or proper.

5) Notices.
Undertake that all notices are duly given in accordance with the provisions of these bylaws or as required by law. In case of the absence or disability of the Corporate Secretary, or his refusal or neglect to act, notice may be given and served by an Assistant Secretary or by the Chief Executive Officer or Chief Operating Officer or by the Board of Directors.

6) Custodian of Records and Seal.
Be custodian of the records and of the seal of the Corporation and see that it is engraved, lithographed, printed, stamped, impressed upon or affixed to all certificates for shares prior to their issuance and to all documents, the execution of which on behalf of the Corporation under its seal is duly authorized in accordance with the provisions of these bylaws.

7) Share Register.
Keep at the principal office of the Corporation a share register or duplicate share register showing the names of the shareholders and their addresses; the number, date of issue, and class of shares represented by each outstanding share certificate; and the number and date of cancellation of each certificate surrendered for cancellation.

8) Reports and Statements.
See that the books, reports, statements, certificates and all other documents and records required by law are properly kept and filed.

9) Exhibit Records.
Exhibit at all reasonable times to any Director on application, or on written demand stating the purpose thereof of any person who has been a shareholder of record for at least six (6) months immediately preceding his demand or who is the holder of record of at least five (5) per cent of all of the outstanding shares of the Corporation, upon application, the bylaws, the share register, and minutes of proceedings of the shareholders and Directors of the Corporation.

10) Other Duties.
In general, perform all duties incident to the office of Corporate Secretary, and such other duties as from time to time may be assigned to him by the Board of Directors.

11) Absence of Corporate Secretary.
In case of the absence or disability of the Corporate Secretary or his refusal or neglect to act, the Assistant Secretary, or if there be none, the Chief Financial Officer, acting as Assistant Secretary, may perform all of the functions of the Secretary. In the absence or inability to act, or refusal or neglect to act of the Corporate Secretary, the Assistant Secretary and Chief Financial Officer, any person thereunto authorized by the Chief Executive Officer or Chief Operating Officer or by the Board of Directors may perform the functions of the Corporate Secretary.

4.10 Assistant Secretary.
At the request of the Corporate Secretary, or in his absence or disability, the Assistant Secretary, designated as set forth in preceding Subparagraph 4.09(11) of these bylaws shall perform all the duties of the Corporate Secretary, and when so acting, he shall have all the powers of, and be subject to all the restrictions on, the Corporate Secretary. The Assistant Secretary shall perform such other duties as from time to time may be assigned to him by the Board of Directors or the Corporate Secretary.

4.11 Chief Financial Officer.
The duties of the Chief Financial Officer shall include, but are not limited to:

1) Financial Responsibility.
Have charge and custody of, and be responsible for, all funds and securities of the Corporation, and deposit all such funds in the name of the Corporation in such banks, trust companies, or other depositories as shall be selected by the Board of Directors.

2) Funds-Receipts.
Receive, and give receipt for, monies due and payable to the Corporation from any source whatever.

3) Funds-Disbursements.
Disburse or cause to be disbursed, the funds of the Corporation as may be directed by the Board of Directors, taking proper vouchers for such disbursements.

4) Maintain Accounts.
Keep and maintain adequate and correct accounts of the Corporation's properties and business transactions including account of its assets, liabilities, receipts, disbursements, gains, losses, capital, surplus, and shares. Any surplus, including earned surplus, paid-in surplus, and surplus arising from a reduction as stated capital, shall be classified according to source and shown in a separate account.

5) Exhibit Records.
Exhibit at all reasonable times the books of account and records to any Director on application, or to any person who has been a shareholder of record for at least six (6) months immediately preceding his demand or who is the holder of at least five (5) per cent of all the outstanding shares of the Corporation, on written demand stating the purpose thereof, during business hours at the office of the Corporation where such books and records are kept.

6) Reports to Executive Officers and Directors.
Render to the Executive Officers and Directors, whenever they request it, an account of all his transactions as Chief Financial Officer and of the financial condition of the Corporation.

7) Financial Reports to Shareholders.
Prepare, or cause to be prepared, and certify the financial statements to be included in the annual report to shareholders and statements of the affairs of the Corporation when requested by shareholders holding at least ten (10) per cent of the number of outstanding shares of the Corporation.

8) Bond.
Give to the Corporation a bond, if required by the Board of Directors or by the Chief Executive Officer, in a sum, and with one or more sureties, or a surety company satisfactory to the Board, for the faithful performance of the duties of his office and for the restoration to the Corporation, in case of his death, resignation, retirement, or removal from office, of all books, papers, vouchers, money and other property of whatever kind in his possession or under his control belonging to the Corporation.

9) Other Duties.
In general, perform all duties incident to the office of Chief Financial Officer and such other duties as form time to time may be assigned to him by the Board of Directors.

10) Absence of Chief Financial Officer.
In case of the absence or disability of the Chief Financial Officer or his refusal or neglect to act, the Controller or the Corporate Secretary, acting as Assistant Financial Officer may perform all of the functions of the Chief Financial Officer. In the absence or inability to act, or refusal or neglect to act, of the Chief Financial Officer, the Controller, and the Corporate Secretary, any person thereunto authorized by the Chief Executive Officer or Chief Operating Officer or by the Board of Directors may perform the functions of the Chief Financial Officer.

4.12 Controller.
The Controller, if required to do so by the Board of Directors, shall give bond for the faithful discharge of his duties, in such sum, and with such sureties as the Board of Directors shall require. At the request of the Chief Financial Officer, or in his absence or disability, the Controller designated as set forth in preceding Subparagraph 4.11(10) of these bylaws shall perform all the duties of the Chief Financial Officer, and when so acting, he shall have all the powers of, and be subject to all the restrictions on, the Chief Financial Officer. He shall perform such other duties as from time to time may be assigned to him by the Board of Directors or the Chief Financial Officer.

4.13 Salaries.
The salaries of the officers shall be fixed from time to time by the Board of Directors, and no officer shall be prevented from receiving such salary by reason of the fact that he is also a Director of the Corporation.

5.01 Authority for Execution of Instruments.
The Board of Directors, except as otherwise provided in these bylaws, may authorize any officer or officers, agent or agents, to enter into any contract or execute and deliver any instrument in the name of and on behalf of the Corporation, and such authority may be general or confined to specific instances; and, unless so authorized, an officer, agent, or employee shall have any power to authority to bind the Corporation by any contract or engagement or to pledge its credit or to render it liable for any purpose in any amount.

5.02 Execution of Instrument.
Unless otherwise specifically determined by the Board of Directors or otherwise required by law, formal contracts of the Corporation, promissory notes, deeds of trust, mortgages and other evidences of indebtedness of the Corporation, and other corporate instruments or documents, and certificates of shares of stock owned by the Corporation, shall be executed, signed or endorsed by the Chief Executive Officer or the Chief Operating Officer and by the Corporate Secretary or the Chief Financial Officer, or any Assistant Secretary or the Controller, and may have the corporate seal affixed thereto.

5.03 Banking.
1) Bank Accounts and Deposits.
All funds of the Corporation shall be deposited from time to time to the credit of the Corporation with such banks, trust companies, or other depositories as the Board of Directors may select or as may be selected by any officer or officers, agent or agents of the Corporation to whom such power may be delegated from time to time by the Board of Directors.

2) Endorsement without Countersignature.
Endorsements for deposit to the credit of the Corporation in any of its duly authorized depositories may be made without countersignature by the Chief Executive Officer or Chief Operating Officer, or the Chief Financial Officer of any Controller, or by any other officer or agent of the Corporation to whom the Board of Directors, by resolution, shall have delegated such power, or by hand stamped impression in the name of the Corporation.

3) Signing of Checks, Drafts, etc.
All checks, drafts, or other order of payment of money, notes or other evidences of indebtedness, issued in the name of or payable to the Corporation, shall be signed or endorsed by such person or persons and is such manner as shall be determined from time to time by resolution of the Board of Directors.

ARTICLE SIX
ISSUANCE AND TRANSFER OF SHARES

6.01 Classes and Series of Shares.
The Corporation may issue one or more classes or series of shares, or both, any of which classes or series may be par value or without par value and with full, limited, or no voting rights, and with such other preferences, rights, privileges, and restrictions as are stated or authorized in the Articles of Incorporation. All shares of any one class shall have the same voting rights, conversion, redemption, and other rights, preferences, privileges, and restrictions, unless the class is divided into series. If a class is divided into series, all the shares of any one series shall have the same voting rights, conversion, redemptions, and other rights, preferences, privileges, and restrictions. There shall always be a class or series of shares outstanding which has complete voting rights except as limited or restricted by voting rights conferred on some other class or series of outstanding shares.

6.02 Certificates for Fully Paid Shares.
Neither shares nor certificates representing such shares may be issued by the Corporation until the full amount of the consideration has been paid. When such consideration has been paid to the Corporation, the shares shall be deemed to have been issued and the certificate representing such shares shall be issued to the shareholder.

6.03 Consideration for Shares.
The consideration paid for the issuance of shares shall consist of money paid, labor done, or property actually received; and neither promissory notes nor the promise of future services shall constitute payment or part payment for shares of the Corporation.

6.04 Share Certificates.
1) Contents of Share Certificates.
Certifications for shares shall be of such form and style, printed or otherwise, as the Board of Directors may designate, and each certificate shall state all of the following facts:

a) That the Corporation is organized under the laws of the State of Texas;
b) The name of the person to whom issued;
c) The number and class of shares and the designation of the series, if any, which such certificate represents; and,
d) The par value of each share represented by such certificate, or a statement that the shares are without par value.

2) Shares in Classes or Series.
If the Corporation is authorized to issue shares of more than one class, the certificate shall set forth, either on the face or back of the certificate, a full or summary statement of all of the designation, preferences, limitations, and relative rights of the shares of each class authorized to be issued and, if the Corporation is authorized to issue any preferred or special class in series, the variations in the relative rights and preferences of the shares of each such series so far as the same have been fixed and determined and the authority of the Board of Directors to fix and determine the relative rights ad preferences of subsequent series. In lieu of providing such a statement in full on the certificate, a statement on the face or back of the certificates may provide that the Corporation will furnish such information to any shareholder without charge upon written request to the cooperation at its principal place of business or registered office and that copies of the information are on file in the office of the Secretary of State.

3) Restriction on Transfer.
Any restrictions imposed by the Corporation on the sale or other disposition of its shares and on the transfer thereof must be copied at length or in summary form on the face, or so copied on the back and referred to on the face, of each certificate representing shares to which the restriction applies. The certificate may, however, state on the face or back that such a restriction exists pursuant to a specified document and that the Corporation will furnish a copy of the document to the holder of the certificate without charge upon written request to the Corporation at its principal place of business.

4) Preemptive Rights.
Any preemptive rights of a shareholder to acquire unissued or treasury shares of the Corporation which are limited or denied by the Articles of Incorporation must be set forth at length on the face or back of the certificate representing shares subject thereto. In lieu of providing such a statement in full on the certificate, a statement on the face or back of the certificate may provide that the Corporation will furnish such information to any shareholder without charge upon written request to the Corporation at its principal place of business and that a copy of such information is on file in the office of the Secretary of State.

6.05 Signing Certificates - Facsimile Signatures.
All such certificates shall be signed by the Chief Executive Officer and the Chief Financial Officer or the Corporate Secretary. The signatures of the Chief Executive Officer, Chief Financial Officer, or Corporate Secretary may be facsimiles if the certificate is countersigned by a transfer agent or registered by a registrar either of which is not the Corporation itself or an employee of the Corporation. If the officer who has signed or whose facsimile signature has been placed on the certificate has ceased to be such officer before the certificate is issued, the certificate may be issued by the Corporation with the same effect as if he were such officer at the date of its issuance.

6.06 Transfer of Shares.
1) Lost or Destroyed Shares.
Where a share certificate has been lost, apparently destroyed, or wrongfully taken and the owner fails to notify the Corporation of that fact within a reasonable time after he has notice of it, and the Corporation registers a transfer of the share represented by the certificate before receiving such a notification, the owner is precluded from asserting against the Corporation any claim for registering the transfer or any claim to a new certificate.

2) Replacement of Lost or Destroyed Certificates.
Where the holder of a share certificate claims that the certificate has been lost, destroyed, or wrongfully taken, the Corporation shall issue a new certificate in place of the original certificate if the owner so request before the Corporation has notice that the share has been acquired by a bona fide purchaser; and files with the Corporation a sufficient indemnity bond; and satisfies any other reasonable requirements imposed by the Board of Directors.

3) Transfer after Replacement.
If, after the issue of a new security as a replacement for a lost, destroyed, or wrongfully taken certificate, a bona fide purchaser of the original certificate presents it for registration or transfer, the Corporation must register the transfer unless registration would result in over issue. In addition to any rights on the indemnity bond, the Corporation may recover the new security from the person to whom it was issued or any person taken under him except a bona fide purchaser.

6.07 Transfer Agents and Registers.
The Board of Directors may appoint one or more transfer agents or transfer clerks, and one or more registrars which shall be an incorporated bank or trust company, either domestic or foreign, who shall be appointed at such times and places as the requirements of the Corporation may necessitate and the Board of Directors may designate.

6.08 Conditions of Transfer.
A person in whose name shares of stock stand on the books of the Corporation shall be deemed the owner thereof as regards the Corporation; provided that whenever any transfer of shares shall be made for collateral security, and not absolutely, and written notice thereof shall be given to the Corporate Secretary of the Corporation or its transfer agent, if any, such fact shall be stated in the entry of the transfer.

6.09 Reasonable Doubts as to Right of Transfer.
When a transfer of shares is requested and there is reasonable doubt as to the right of the person seeking the transfer, the Corporation or its transfer agent, before recording the transfer of the shares on its books or issuing any certificate therefore, may require from the person seeking the transfer reasonable proof of his right to the transfer. If there remains a reasonable doubt of the right to the transfer, the Corporation may refuse a transfer unless the person gives adequate security or a bond of indemnity executed by a corporate surety or by two individual sureties satisfactory to the Corporation as to form, amount, and responsibility of sureties. The bond shall be conditioned to protect the Corporation, its officers, transfer agents, and registrars, or any of them, against any loss, damage, expense, or other liability to the owner of the shares by reason of recordation of the transfer or the issuance of a new certificate for shares.

6.10 Warrants and Options.
The Board of Directors shall, by resolution, have the power to create and issue, whether or not in connection with the issue and sale of any shares or any other securities of the Corporation, warrants, rights or options entitling the holders thereof to purchase from the Corporation any share of any class or classes or any other securities of the Corporation, such warrants, rights, or options to be evidenced by or in such instrument or instruments as shall be approved by the Board of Directors. The terms upon which, the time or times, which may be limited or unlimited in duration, at or within which, and the price or prices at which any such warrants, rights, or options may be issued and any such shares or other securities may be purchased from the Corporation upon the exercise of any such warrant, right or option shall be such as shall be fixed and stated in the resolution or resolutions of the Board of Directors providing for the creation and issue of such warrants, rights, or options.

ARTICLE SEVEN
CORPORATE RECORDS, REPORTS, AND SEAL

7.01 Book of Minutes.
The Corporation shall keep at the registered office, or such other place as the Board of Directors may order, a book of minutes of all meetings of its Directors and of its shareholders or members, with the time and place of holding, whether regular or special, and if special, how authorized, the notice thereof give, the names of those present at Directors' meetings, the number of shares or members present or represented at shareholders' or members' meetings, and the proceedings thereof.

7.02 Books of Account.
The Corporation shall keep and maintain adequate and correct accounts of its properties and business transactions including accounts of its assets, liabilities, receipts, disbursements, gains, losses, capital, surplus arising from a reduction of stated capital, shall be classified according to source and shown in a separate account.

7.03 Share Register.
The Corporation for profit shall keep at the registered office, or at the office of the transfer agent, a share register, showing the names of the shareholders and their addresses, the number and classes of shares held by each, the number and date of certificates issued for shares, and the number and date of cancellation of every certificate surrendered for cancellation. The above specified information may be kept in electronic formats by the Corporation provided that the Corporation maintains equipment capable of reproducing the information in clearly legible form for the purposes of inspection as provided in Section 7.04 of these bylaws.

7.04 Inspection of Records.
1) Inspection of Records by Shareholders.
Any person who shall have been a shareholder of record for at least six (6) months immediately preceding his demand, or who is the holder of record of at least five (5) percent of all of the outstanding shares of the Corporation, on written demand stating the purpose thereof has the right to examine, in person, or by agent, accountant, or attorney, at any reasonable time or times, for any proper purpose, its books and records of account, minutes, and record of shareholders, and is entitled to make extracts there from.

2) Inspection of Records by Directors.
Every Director shall have the absolute right at any reasonable time to inspect all books, records, documents of every kind, and the physical properties of the Corporation, and also of its subsidiary Corporations, domestic or foreign. Such inspection by a Director may be made in person or by agent or attorney, and the right of inspection includes the right to make extracts.

7.05 Annual Report.
1) Annual Report to Shareholders.
The Board of Directors shall cause an annual report on Form 1OK to be properly filed with the U.S. Securities and Exchange Commission (SEC) not later than ninety (90) days after the close of the fiscal year.

2) Contents of Annual Reports.
In addition to those elements required by the SEC, the annual report shall include the following financial statements:

a) A balance sheet as of such closing dates;
b) A statement of income or profit and loss for the year ended on such closing date; and,
c) Such other information as the directors shall determine.

3) Preparation of Financial Statements.
The financial statements shall be prepared from the books and shall be in accordance therewith and shall be certified by the Chief Executive Officer, Chief Financial Officer, Corporate Secretary, and an independent certified public accountant. They shall be prepared in a form sanctioned by sound accounting practices for the particular kind of business carried on by the Corporation.

7.06 Fiscal Year.
The fiscal year of the Corporation shall be as determined by the Board of Directors.

7.07 Corporate Seal.
The Board of Directors may adopt, use, and thereafter alter, the corporate seal.

ARTICLE EIGHT
AMENDMENTS OF BYLAWS

8.01 Adoption, Amendment, Repeal of Bylaws by Directors.
Bylaws may be altered, amended, or repealed, and new bylaws may be adopted, by the directors, subject to repeal or change by action of the shareholders.

Signature and Attestation
ADOPTED by the Board of Directors on the 1st day of May, A.D., 2004.
EnDevCo, Inc.

/s/ Chris A. Dittmar
Original signed by Chris A. Dittmar
Chief Executive Officer

ATTEST:

/s/ Larry Swift
Original signed by Larry Swift Assistant Corporate Secretary

Exhibit 21 - Subsidiaries of the Registrant

	Name	Jurisdiction	DBA
of Incorporation

1.	Superior Stock Transfer, Inc.	Texas	Same
(FKA) Superior Geophysical, Inc.

2.	EnDevCo Minerals, Inc.	Texas	same
(FKA) Adair Exploration, Inc.

3.	EnDevCo Refining Corporation	Bahamas	same
(FKA) Adair Yemen Exploration Ltd.

4.	Africa Energy Group, Inc.	Bahamas	same

EXHIBIT 31.1
CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO RULE 13A-14(A) OR 15D-14(A) UNDER THE SECURITIES EXCHANGE ACT OF 1934

I, Chris A. Dittmar, certify that:

1. I have reviewed this Annual Report on Form 10KSB/A of EnDevCo, Inc. (the "Company");

2. Based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the consolidated financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this report;

4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)) for the Company, and we have:

(a) designed those disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by other personnel employed by the Company and its subsidiaries, particularly within the Reporting Period;

(b) designed those internal control over financial reporting, or caused such internal control to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) evaluated the effectiveness of the Company's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) disclosed in this report any change in the Company's internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect the Company's internal control over financial reporting; and

5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial information; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal control over financial reporting.

August 12, 2005

CHRIS A DITTMAR

CHRIS A DITTMAR
CHIEF EXECUTIVE OFFICER

EXHIBIT 31.2
CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO RULE 13A-14(A) OR 15D-14(A) UNDER THE SECURITIES EXCHANGE ACT OF 1934

I, Larry Swift, certify that:

1. I have reviewed this Annual Report on Form 10KSB/A of EnDevCo, Inc. (the "Company");

2. Based on my knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the consolidated financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this report;

4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)) for the Company, and we have:

(a) designed those disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by other personnel employed by the Company and its subsidiaries, particularly within the Reporting Period;

(b) designed those internal control over financial reporting, or caused such internal control to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) evaluated the effectiveness of the Company's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) disclosed in this report any change in the Company's internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect the Company's internal control over financial reporting; and

5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial information; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal control over financial reporting.

August 12, 2005

LARRY SWIFT

LARRY SWIFT
CHIEF FINANCIAL OFFICER

EXHIBIT 32.1
CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO RULE 13A-14(B) OR 15D-14(B) UNDER THE SECURITIES EXCHANGE ACT OF 1934 AND SECTION 1350 OF CHAPTER 63 OF TITLE 18 OF THE UNITED STATES CODE

I, Chris A. Dittmar, Chief Executive Officer of EnDevCo, Inc. (the "Company"), certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The report on Form 10KSB/A for the period ended December 31, 2004 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the date and for the periods reported therein.

August 12, 2005

CHRIS A. DITTMAR

CHRIS A. DITTMAR
CHIEF EXECUTIVE OFFICER

EXHIBIT 32.2
CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO RULE 13A-14(B) OR 15D-14(A) UNDER THE SECURITIES EXCHANGE ACT OF 1934 AND SECTION 1350 OF CHAPTER 63 OF TITLE 18 OF THE UNITED STATES CODE

I, Larry Swift, Chief Financial Officer of EnDevCo, Inc. (the "Company"), certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The report on Form 10KSB/A for the period ended December 31, 2004 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the date and for the periods reported therein.

August 12, 2005

LARRY SWIFT

LARRY SWIFT
CHIEF FINANCIAL OFFICER