Form 10QSB
period 2005-06-30
ENDEVCO INC
filed 2005-08-29
CIK 355300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 2005

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

The number of shares outstanding of the registrant's common stock as of June 30, 2005 was 197,059,750.

Transitional Small Business Disclosure Format: [ ] Yes [X] No

ENDEVCO, INC. AND SUBSIDIARIES
TABLE OF CONTENTS
JUNE 30, 2005

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements
Consolidated Balance Sheets - June 30, 2005 (Unaudited) and December 31, 2004	2
Consolidated Statements of Operations (Unaudited) - Three and Six Months Ended June 30, 2005 and 2004	3
Consolidated Statement of Cash Flows (Unaudited) - Six Months Ended June 30, 2005 and 2004	4
Notes to Consolidated Financial Statements (Unaudited)	5-7

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	8-10

ITEM 3. Controls and Procedures	10

PART II - OTHER INFORMATION

ITEM 1 through ITEM 6	11-12

SIGNATURES AND CERTIFICATIONS	13-17

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EnDevCo, Inc. and Subsidiaries
Consolidated Balance Sheets
June 30, 2005 Compared to December 31, 2004

	06/30/2005	12/31/2004
	(Unaudited)
ASSETS (Unaudited)
Current Assets
Cash	$ 5,984	$ 374

Total Current Assets	5,984	374

Property and Equipment
Oil and gas properties and equipment under full cost method	2,000,000	2,000,000

Total Assets	$ 2,005,984	$ 2,000,374
	==========	==========

LIABILITIES
Current Liabilities
Accounts payable	$ 2,579,567	$ 2,581,833
Accrued interest	96,251	49,829
Accrued expenses	50,940	239,073
Taxes payable	217,710	202,521

Total Current Liabilities	2,944,468	3,073,256

Long-Term Liabilities
Notes payable	1,350,000	1,350,000

Total Long-Term Liabilities	1,350,000	1,350,000

Total Liabilities	$ 4,294,468	$ 4,423,256

STOCKHOLDERS' DEFICIT
Preferred Stock
10,000,000 shares authorized, $0.01 par value,
5,238,984 shares outstanding December 31, 2004 and
5,691,148 shares outstanding June 30, 2005	56,912	52,390
Common Stock
500,000,000 shares authorized, without par value
197,000,000 shares outstanding December 31, 2004 and
197,059,750 shares outstanding June 30, 2005	36,309,552	36,305,961
Additional Paid in Capital	5,634,237	5,186,594
Retained Deficit	(44,289,185)	(43,967,827)

Total Stockholders' Deficit	(2,288,484)	(2,422,882)

Total Liabilities and Stockholders' Deficit	$ 2,005,984	$ 2,000,374
	==========	===========

The accompanying notes are integral part of the consolidated financial statements.

EnDevCo, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2005 and 2004
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30		June 30
	2005	2004	2005	2004
Revenues
Consulting fees	$ --	$ --	$ --	$ --
Other revenues	713	--	713	--

Total Revenues	713	--	713	--

Cost of Revenues
Subcontractor payment	--	--	--	120,227

Gross Profit	713	--	713	(120,227)

Costs and Expenses
General and administrative	48,226	2,830,557	63,354	2,959,758
Salaries and wages paid in stock	198,000	220,500	431,000	450,000

Total Costs and Expenses	246,266	3,051,057	494,354	3,409,758

Net Loss from Operations	(245,553)	$ (3,051,057)	$ (493,641)	$ (3,529,985)

Other Income and Expenses
Interest and other income	--	51	--	1,007
Lawsuit settlement, net of $161,107 in expenses	233,893	--	233,893	--
Interest expense	(52,976)	(6,333)	(61,610)	(12,666)

Total Other Income(Expenses)	$ 180,917	$ (6,282)	$ 172,283	$ (11,659)

Net Loss	$ (64,636)	$ (3,057,339)	$ (321,358)	$ (3,541,644)
	==========	==========	==========	==========

Basic and Diluted Loss Per Common Share	$ (0.00)	$ (0.02)	$ (0.00)	$ (0.02)

Weighted average number of common
shares used in basic and diluted
loss per share calculations	197,014,937	172,538,462	197,008,536	172,538,462
	==========	==========	==========	==========

The accompanying notes are integral part of the consolidated financial statements.

EnDevCo, Inc. and Subsidiaries
Consolidated Statement of Cash Flows

	Six Months Ended
	June 30,
	(Unaudited)
	2005	2004
Cash Flows from Operating Activities

Net Income(Loss)	$ (321,358)	$ (3,541,644)
Adjustments to Reconcile Net Loss to Net Cash
Provided by operating activities:
Issuance of stock for expenses	455,756	3,146,449
Changes in assets and liabilities:
Prepaid expenses	--	2,364
Accrued interest	46,422	12,665
Accounts payable	(2,266)	14,765
Accrued expenses	(188,133)	151,405
Taxes payable	15,189	8,190
Net Cash Provided by Operating Activities	$ 5,610	$ (205,806)

Cash Flows from Financing Activities:
Pledged investment account	--	705,812
Notes payable	--	(500,000)
Net Cash Provided by Financing Activities	$ --	$ 205,812
Net Increase(Decrease) in Cash	5,610	6

Cash Balance, Begin Period	374	428
Cash Balance, End Period	$ 5,984	$ 434
	=========	=========
Supplemental Disclosures:
Cash paid for interest	$ --	$ --
Cash paid for income taxes	$ --	$ --
Stock issued for services	$ 455,756	$ 3,303,949
Accounts Receivable/Deferred Revenue	$ --	$ 527,080

The accompanying notes are integral part of the consolidated financial statements.

EnDevCo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2005

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

Principles of Consolidation -- The consolidated financial statements include the accounts of EnDevCo, Inc. and its wholly owned subsidiaries, Adair Colombia Oil and Gas, S.A., Adair Yemen Exploration Ltd (name changed to EnDevCo Refining Corporation on 08/05/2005), Africa Energy Group, Inc., EnDevCo Eureka LLC, EnDevCo Minerals, Inc. and Superior Stock Transfer, Inc. (the "Company"). All material inter-Company balances and transactions have been eliminated in consolidation.

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

No depreciation and amortization was expensed for the six months ending June 30, 2005 and 2004.

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

Long-Lived Assets - The Company routinely evaluates the carrying value of its long-lived assets. The company records impairment losses when events or circumstances indicate that a long-lived asset's carrying value may not be recovered. The Company recognized impairment losses of $1,350,000 and $2,162,969 during the years ended December 31, 2004 and 2003, respectively, in connection with leases it had acquired and was unable to fund or develop.

EnDevCo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2005

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

NOTE 2 - Non-monetary Stock Transactions

Included in the Company's consolidated statement of operations for the period ended June 30, 2005 were expenses that were paid with Company stock. The Company issued stock in lieu of cash in transactions summarized as follows for the six months ended June 30, 2005:

	June 30, 2005
Description	Common Shares	Value	Preferred Shares	Value
For Salaries	--	--	431,000	$ 431,000
Other Company Obligations	59,750	$ 3,591	21,164	21,164

Total	59,750	$ 3,591	452,164	$ 452,164
	=========	=========	=========	=========

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

EnDevCo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2005

NOTE 3 - Preferred Stock

The Board of Directors passed a Corporate Resolution that reads, "Pursuant to and in accordance with Article 2.13 of the Texas Business Corporation Act of the State of Texas the Company does hereby certify that, pursuant to the authority conferred on the Board of Directors by the Articles of Incorporation of the Corporation, and pursuant and in accordance with Article 2.13 of the Texas Business Corporation Act of the State of Texas, said Board of Directors, pursuant to unanimous written consent dated December 9, 2002, duly adopted a resolution providing for the authorization and issuance of 5,000,000 shares of "Series A" Convertible Preferred Stock, $0.01 par value per share (the "Series A" Preferred Stock). ). At the annual shareholders meeting held on October 15, 2004, the shareholders approved an increase in the total number of authorized "Series A" convertible preferred shares with a $0.01 par value to 10,000,000. As of June 30, 2005, there were 5,691,148 shares outstanding.

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

During the quarter ended June 30, 2005 a total of 210,666 shares of preferred stock was issued and recorded at the rate of $1.00 per share as approved by the Board of Directors. The shares were issued for salaries and other Company obligations.

NOTE 4 - Notes Payable

The Company has two notes payable totaling $1,350,000. The first note is in the amount of $950,000 and the second is in the amount of $400,000. Both notes accrue interest at the LIBOR monthly average interest coupon rate and both notes are due and payable December 31, 2007.

NOTE 5 - Restatement of Prior Quarters Results

During the course of the audit of the year ended December 31, 2004 financial statements, accounting adjustments were made to previously issued financial statements. The following sets forth the Statement of Operations for the six months ended June 30, 2004 as previously reported and applicable restatement for that period:

		Restatement
	As Reported	Adjustments		As Restated
Revenues	$ 133,273	$ (133,273)	A	$ --

Cost of Revenues
Subcontractors	133,273	13,046	B	120,227
Gross Profit	--	(120,227)		(120,227)

Costs and Expenses
General and administrative	1,905,915	895,000	C	2,959,758
		148,310	D
		10,533	E
Salaries and wages paid in stock	450,000	--		450,000
Total Costs and Expenses	2,355,915	1,053,843		3,409,758

Net Loss from Operations	$ (2,355,915)	$ (1,174,070)		$ (3,529,985)

Other Income and Expenses
Interest and other income	1,007	--		1,007
Interest expense	(12,666)	--		(12,666)
Total Other Income(Expense)	$ (11,659)	$ --		$ (11,659)
Net Loss	$ (2,367,574)	$ (1,174,070)		$ (3,541,644)
	==========	==========		==========

Basic and Diluted Loss Per Common Share	$ (0.01)	$ (0.01)		$ (0.02)

Weighted Average Number of Common
Shares Used in Basic Loss Per Share Calculations	172,538,462	--		172,538,462
	==========	==========		==========

A - Deferred revenue recognition reversal.
B - Correction of subcontractor liability.
C - Stock issued for consulting.
D - Accrual of travel expenses.
E - Accrual of penalties and interest on taxes payable.

EnDevCo, Inc. and Subsidiaries
June 30, 2005

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

Gulf of Mexico Option - On December 28, 2003, the Company entered into an agreement with Pine Curtain Production Company, LLC wherein the Company has the option to participate in an undivided interest of 50% of the seller's undivided interest in Eugene Island Block 294 and Chandeleur Block 14. This option expired on June 30, 2005, but was renewed, on July 27, 2005 by entering into a farm-in agreement with BT Operating Co wherein the Company will participate in the drilling and completion of one well in Eugene Island Block 294..

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

EnDevCo, Inc. and Subsidiaries
June 30, 2005

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

SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO SIX MONTHS ENDED JUNE 30, 2004

Line	Description	Six Months Ended June 30,		Differences	Percent
		2005	2004		Change

1	Revenues	$ 713	--	$ 713	100.0%
2	Costs and Expenses	$ 494,354	$ 3,409,758	$ (2,915,404)	(86.1)%
3	General and Administrative Expense	$ 63,354	$ 2,959,758	$ (2,896,404)	(98.02)%
4	Salaries and Wages Paid in Stock	$ 431,000	$ 450,000	$ (19,000)	(4.22)%
5	Other Income and Expenses	$ 172,283	$ (11,659)	$ 183,942	1,577.7%
6	Interest Income	--	$ 1,007	$ (1,007)	(100.0)%
7	Lawsuit Settlement	$ 233,893	--	$ 233,893	100.0%
8	Interest Expense	$ 61,610	$ 12,666	$ 11,989	24.16%

Analysis of Comparison

Line 1 - During 2005 the Company received a $713 payment for a farmout agreement.

Line 2 - Total costs and expenses decreased overall $2,915,404 during 2005. The detail explaining this decrease is shown on lines 3 and 4 below.

Line 3 - This decrease is due to zero consulting fees paid during 2005 while $3,077,500 was paid in 2004.

Line 4 - This decrease is due to E. Barger Miller III and Ernest B. Miller IV resignations at the beginning of 2005. See 8-K filed March 2, 2005 Item 5.02. Departure of Directors or Principal Officers noticing the resignations of Chairman and Director E. Barger Miller III and Vice President of Finance Ernest B. Miller IV. Father and son left to pursue other business interests.

Line 5 - Total other income and expenses decreased overall by $183,942 during 2005. The detail explaining this decrease is shown on lines 6 through 8 below.

Line 6 - This decrease is due to no interest earnings during 2005 while during 2004 the Company earned interest from the Letter of credit deposit at the bank. The letter of credit deposit was returned to the Company in 2004.

Line 7 - On June 17, 2005, the Company executed a Compromise Settlement Agreement And Mutual Release with Jackson & Rhodes, P.C. (Jackson) and a Settlement Agreement And General Release with U.S. Stock Transfer Corporation (USST).  Jackson and USST paid a combined total cash payment of $395,000.  The Company received $233,893 net of expenses of $161,107.  The entire amount was paid out for expense reimbursements. See Forms 8-K filed February 16, 2005 and June 29, 2005.  The Company is now the sole plaintiff and is pursuing its claims against all other defendants

Line 8 - This increase is due to the accrual of judgment interest.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash	Six Months Ended June 30,
	2005	2004

Net cash provided by/(used in)
Operating activities	$ 5,610	$ (205,806)
Investing activities	--	--
Financing activities	--	205,812
Increase/(decrease) in cash and cash equivalents	$ 5,610	$ 6
	=========	=========
At June 30, 2005
Cash and cash equivalents	$ 5,984	$ 433
	=========	=========

EnDevCo, Inc. and Subsidiaries
June 30, 2005

Cash Flow from Operating Activities

2005
Cash provided by operating activities totaled $5,610 during 2005, an increase of $211,416 over the 2004 cash used by operating activities of $205,806. Contributing to this increase was $455,756 in issuance of stock for expenses, $46,422 in accrued interest, a $2,266 reduction in accounts payable, a reduction in accrued expenses of $188,133 and a $15,189 increase in taxes payable.

2004
Cash used by operating activities totaled $205,806 during 2004, an increase of $189,130.  Contributing to this increase was $3,146,449 in issuance of stock for expenses, a decrease of $2,364 in prepaid expenses, accrued interest of $12,665, accounts payable increase of $14,765, an increase of $151,405 in accrued expenses and an increase of $8,190 in taxes payable.

Cash Flow from Investing Activities

2005
There were no cash flows from investing activities during 2005.

2004
There were no cash flows from investing activities during 2004.

Cash Flow from Financing Activities

2005
There were no cash flows from financing activities during 2005.

2004
Cash flow provided by financing activities totaled $205,812 during 2004, a decrease of $149,760 from 2003. Contributing to this decrease was a note payable for $500,000 given for partial payment for an oil and gas property and the return to the Company of the Letter of credit deposit of $705,812.

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

EnDevCo, Inc. and Subsidiaries
June 30, 2005

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Legal Proceedings for the Quarter Ended June 30, 2005:

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

On February 11, 2005, the Company executed a Stock Purchase, Settlement, And Mutual Release And Indemnity Agreement only with John W. Adair, Jalal Alghani and Vivian Llerena Quintero. On June 17, 2005, the Company executed a Compromise Settlement Agreement And Mutual Release with Jackson & Rhodes, P.C. (Jackson) and a Settlement Agreement And General Release with U.S. Stock Transfer Corporation (USST). Jackson and USST paid a combined total cash payment of $395,000. The Company received $233,893 net of expenses of $161,107. See Forms 8-K filed February 16, 2005 and June 29, 2005. The Company is now the sole plaintiff and is pursuing its claims against all other defendants.

The Company is a party to various claims and litigation. Although no assurances can be given, the Company recognizes, based on its experience to date, that the ultimate resolution of such items, individually or in the aggregate, would not have a material adverse impact on the Company's financial position or results of operations. The Company is currently exploring settlement options.

EnDevCo, Inc. and Subsidiaries
June 30, 2005

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8 -K

(a) Exhibits

31.1 Certification by CEO and CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.2 Certification by CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

The following table details the events reported in the six months ending June 30, 2005 by the Company on Form 8-K.  Each filing is incorporated herein by reference.

Filing Date	Description
02/16/2005	Other Events - Notice of Settlement
03/02/2005	Corporate Governance and Management - Departure of Principal Officer or Director

EnDevCo, Inc. and Subsidiaries
June 30, 2005

SIGNATURES

In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 22, 2005.

ENDEVCO, INC.

CHRIS A. DITTMAR
CHRIS A. DITTMAR
CHIEF EXECUTIVE OFFICER AND DIRECTOR

RICHARD G. BOYCE
RICHARD G. BOYCE
CHIEF OPERATING OFFICER AND DIRECTOR

LARRY SWIFT
LARRY SWIFT
CHIEF FINANCIAL OFFICER

JOHN A. BRUSH
JOHN A. BRUSH
NON-EXECUTIVE DIRECTOR

CHARLES R. CLOSE
CHARLES R. CLOSE
NON-EXECUTIVE DIRECTOR

EnDevCo, Inc. and Subsidiaries
June 30, 2005

EXHIBIT 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO RULE 13A-14(A) OR 15D-14(A) UNDER THE SECURITIES EXCHANGE ACT OF 1934

In connection with the Quarterly Report of EnDevCo, Inc. (the "Company") on Form 10QSB (the "Report") for the quarter ended June 30, 2005 (the "Reporting Period"), as filed with the Securities Exchange Commission on the date hereof under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the undersigned, Chris A. Dittmar, Chief Executive Officer of the Company, certifies pursuant to Rule 13a-14(a) or 15d-14(a) under the Exchange Act that:

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

CHRIS A. DITTMAR
CHRIS A. DITTMAR
CHIEF EXECUTIVE OFFICER
August 22, 2005

EnDevCo, Inc. and Subsidiaries
June 30, 2005

EXHIBIT 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO RULE 13A-14(A) OR 15D-14(A) UNDER THE SECURITIES EXCHANGE ACT OF 1934

In connection with the Quarterly Report of EnDevCo, Inc. (the "Company") on Form 10QSB (the "Report") for the quarter ended June 30, 2005 (the "Reporting Period"), as filed with the Securities Exchange Commission on the date hereof under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the undersigned, Larry Swift, Chief Financial Officer of the Company, certifies pursuant to Rule 13a-14(a) or 15d-14(a) under the Exchange Act that:

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

LARRY SWIFT
LARRY SWIFT
CHIEF FINANCIAL OFFICER
August 22, 2005

EnDevCo, Inc. and Subsidiaries
June 30, 2005

EXHIBIT 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO RULE 13A-14(B) OR 15D-14(A) UNDER THE SECURITIES EXCHANGE ACT OF 1934 AND SECTION 1350 OF CHAPTER 63 OF TITLE 18 OF THE UNITED STATES CODE

In connection with the Quarterly Report of EnDevCo, Inc. (the "Company") on Form 10QSB (the "Report") for the quarter ended June 30, 2005, as filed with the Securities Exchange Commission on the date hereof under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the undersigned, Chris A. Dittmar, Chief Executive Officer, certifies pursuant to Rule 13a-14(b) or
15d-14(a) under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code, that:

1.   The Report fully complies with the requirements of Section 13(a) or 15(d) of the Exchange Act; and

2.   The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the date and for the periods reported therein.

CHRIS A. DITTMAR
CHRIS A. DITTMAR
CHIEF EXECUTIVE OFFICER
August 22, 2005

EnDevCo, Inc. and Subsidiaries
June 30, 2005

EXHIBIT 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO RULE 13A-14(B) OR 15D-14(A) UNDER THE SECURITIES EXCHANGE ACT OF 1934 AND SECTION 1350 OF CHAPTER 63 OF TITLE 18 OF THE UNITED STATES CODE

In connection with the Quarterly Report of EnDevCo, Inc. (the "Company") on Form 10QSB (the "Report") for the quarter ended June 30, 2005, as filed with the Securities Exchange Commission on the date hereof under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the undersigned, Larry Swift, Chief Financial Officer of the Company, certifies pursuant to Rule 13a-14(b) or 15d-14(a) under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code, that:

1.   The Report fully complies with the requirements of Section 13(a) or 15(d) of the Exchange Act; and

2.   The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the date and for the periods reported therein.

LARRY SWIFT
LARRY SWIFT
CHIEF FINANCIAL OFFICER
August 22, 2005