Form 10KSB/A
period 2004-12-31
ENDEVCO INC
filed 2005-09-01
CIK 355300

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

On February 11, 2005, the Company executed a Stock Purchase, Settlement, And Mutual Release And Indemnity Agreement only with John W. Adair, Jalal Alghani and Vivian Llerena Quintero. On June 17, 2005, the Company executed a Compromise Settlement Agreement And Mutual Release with Jackson & Rhodes, P.C. ("Jackson") and a Settlement Agreement And General Release with U.S. Stock Transfer Corporation ("USST").  Jackson and USST paid a combined total cash payment of $395,000.  The Company received $233,893 net of expenses of $161,107.  The entire amount was paid out for expense reimbursements.  See Forms 8-K filed February 16, 2005 and June 29, 2005. The Company is now the sole plaintiff and is pursuing its claims against all other defendants.

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

The Board of Directors fixed Friday, October 15, 2004 as the date for the Annual Meeting of Shareholders, which was convened at 3000 Richmond Avenue, Third Floor Conference Room, Houston, Texas 77098 at 9:30 A.M. local time.

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

	December 31, 2004				December 31, 2003

Nature of Transaction	Common Stock	Preferred Stock	Amount		Common Stock	Preferred Stock	Amount
Officer's & Director's Compensation	--	951,000	$ 951,000		--	863,500	$ 863,500
Employee's Salaries	--	--	--		--	168,000	168,000
Other Costs & Expenses	47,000,000	137,489	3,214,989	-	--	1,618,995	1,618,995
Total Issued for Services	47,000,000	1,088,489	$ 4,165,989	-	--	2,650,495	$ 2,650,495

Issued for Investment	--	--	--	-	--	1,500,000	1,500,000

Totals	47,000,000	1,088,489	$ 4,165,989		--	4,150,495	$ 4,150,495
	=========	=========	=========		=========	=========	=========

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

YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003

Line	Description	Year		Differences	Percent
-		2004	2003	-	Change
-
1	Revenues	--	$ 1,513,419	$ (1,513,419)	(100.0)%
2	Cost of Revenues	$ 120,227	$1,496,500	$ (1,376,273)	(92.0)%
3	Costs and Expenses	$ 6,041,887	$ 4,327,381	$ 1,716,506	39.6%
4	General and Administrative Expense	$ 3,740,887	$ 1,132,912	$ 2,607,975	230.2%
5	Salaries and Wages Paid in Stock	$ 951,000	$ 1,031,500	$ (80,500)	(7.8)%
6	Loss on Abandonment of Assets	$ 1,350,000	$ 2,162,969	$ (812,969)	(37.6)%
7	Other Income and Expenses	$ 98,236	$ 19,986	$78,250	391.5%
8	Interest Income	$ 1,007	$ 5,346	$ (4,339)	(81.2)%
9	Interest Expense	$ 99,243	$ 25,332	$ 73,911	291.8%

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

Line 9 - Interest Expense increased because the Company accrued interest on various outstanding obligations.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash
	2004	2003
		-
Net cash provided by/(used in)		-
Operating activities	$ (568,596)	$ (16,676)
Investing activities	--	(338,718)
Financing activities	568,542	355,572
Increase/(decrease) in cash and cash equivalents	$ (54)	$ 178
	=========	=========

	At December 31
Cash and cash equivalents	$ 374	$ 428
	=========	=========

Cash Flow from Operating Activities

2004
Cash used by operating activities totaled $568,596 in 2004, an increase of $551,920 over 2003. Contributing to this increase was $3,214,989 in Issuance of stock for expenses, $951,000 in Issuance of stock for salaries and wages, a decrease of $527,080 in accounts receivable, a decrease of $705,812 in Investment account, a decrease in prepaid expenses of $2,364, a decrease of $527,080 in unearned revenue, an increase in accounts payable of $514,231, an increase in taxes payable of $39,788, an increase in accrued interest of $49,829, and an increase of $213,741 in accrued expenses.

2003
Cash used by operating activities totaled $16,676 in 2003, a decrease of $925,137 over 2002. Contributing to this decrease was $2,650,495 in Issuance of stock for expenses, $1,625,851 in Prepaid expenses, Unearned revenue of $1,472,920, a decrease of $852,257 in Accounts payable, Joint venture cash calls of $2,321,441, $2,232 additional Taxes payable, and a $38,930 increase in Accrued expenses.

Cash Flow from Investing Activities

2004
There were no cash flows from investing activities in 2004.

2003
Cash used by investing activities totaled $338,718 in 2003, compared to cash provided of $514,097 during 2002, an increase of $852,097 over 2002. Contributing to this increase was a $500,000 note payable given for partial payment on the Purchase of oil and gas property and $161,282 in right of offset exercised by bank.

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

ITEM 7. FINANCIAL STATEMENTS

The information required hereunder is included in this report as set forth on pages 28 - 44.

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

EXECUTIVE COMPENSATION

Executives have no 401(k) or retirement plan through the Company.

The following table reflects executive officer compensation for services to the Company for the year ended December 31, 2004.

SUMMARY COMPENSATION TABLE
ANNUAL COMPENSATION					LONG TERM COMPENSATION
NAME/POSITION	YEAR	SALARY	BONUS	TOTAL	RESTRICTED STOCK	SECURITIES	LTIP	OTHER
	-	-	-	CMPSN	AWARDS	OPTIONS/SARS	PAYOUTS	-
John W. Adair / CEO	2002	$ 140,000 (1)	-----	$ 140,000	-----	-----	----	----
Jalal Aghani / CFO	2002	$ 140,000 (1)	-----	$ 140,000	-----	-----	-----	-----
Richard G. Boyce / COO	2004	$ 240,000 (2)	-----	$ 240,000
	2003	$ 240,000 (2)	-----	$ 240,000	-----	-----	-----	-----
	2002	$ 100,000 (3)	-----	$ 100,000	-----	-----	-----	-----
Chris A. Diittmar / CEO	2004	$ 240,000 (2)		$ 240,000
	2003	$ 240,000 (2)	-----	$ 100,000	-----	-----	-----	-----
	2002	$ 100,000 (3)	-----	$ 100,000	-----	-----	-----	-----
Ernest B. Miller IV /	2004	$ 105,000 (4)	-----	$ 105,000	-----	-----	-----	-----
Vice President Finance	2003	-----	-----	-----	-----	-----	-----	-----
	2002	-----	-----	-----	-----	-----	-----	-----
Larry Swift / CFO	2004	$ 144,000 (5)	-----	$ 144,000	-----	-----	-----	-----
	2003	$ 144,000 (5)	-----	$ 144,000	-----	-----	-----	-----
	2002	$ 60,000 (6)	-----	$ 60,000	-----	-----	-----	-----

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Board of Directors of the Company has adopted a policy that Company affairs will be conducted in all respects by standards applicable to publicly-held corporations and that the Company will not enter into any transactions and/or loans between the Company and its officers or directors.

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

SIGNATURES

In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 30, 2005.

EnDevCo, Inc.

CHRIS A. DITTMAR

CHRIS A. DITTMAR
CHIEF EXECUTIVE OFFICER AND DIRECTOR

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated:

RICHARD G. BOYCE	JOHN A. BRUSH	CHARLES R. CLOSE
RICHARD G. BOYCE	JOHN A. BRUSH	CHARLES R. CLOSE
CHIEF OPERATING OFFICER AND DIRECTOR	DIRECTOR	DIRECTOR
August 30 , 2005	August 30, 2005	August 30 , 2005

CHRIS A. DITTMAR	LARRY SWIFT
CHRIS A. DITTMAR	LARRY SWIFT
CHIEF EXECUTIVE OFFICER AND DIRECTOR	CHIEF FINANCIAL OFFICER
August 30 , 2005	August 30 , 2005

FINANCIAL STATEMENTS
(RE: PART II. ITEM 7)

EnDevCo, Inc. and Subsidiaries
Table of Contents
DECEMBER 31, 2004

Description	Page
Independent Auditors' Reports	29
Consolidated Balance Sheet	31
Consolidated Statements of Operations	32
Consolidated Statements of Changes in Shareholders' Deficit	33
Consolidated Statements of Cash Flows	34
Notes to Financial Statements	35

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
		________________
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

EnDevCo, Inc.and Subsidiaries
Consolidated Statements of Cash flows

	Years Ended December 31,

	2004	2003
	____________________________	____________________________
Cash flows from operating activities:
Net loss	$ (6,260,350)	$ (4,330,448)

Adjustments to reconcile net loss to net cash
provided by operating activities:
Issuance of stock for expenses	3,214,989	2,650,495
Issuance of stock for salaries and wages	951,000	--
Changes in assets and liabilities
Accounts receivable	527,080	--
Investment account	705,812	--
Prepaid expenses	2,364	1,625,851
Unearned revenue	(527,080)	(1,472,920)
Accounts payable	514,231	(852,257)
Joint venture cash calls	--	2,321,441
Taxes payable	39,788	2,232
Accrued interest	49,829	--
Accrued expenses	213,741	38,930
	___________________	___________________
Net cash used in operating activities	$ (568,596)	$ (16,676)

Cash flows from investing activities:

Purchase of oil and gas property	--	(500,000)
Pledged invesment account	--	161,282
	___________________	___________________
Net cash Used by investing activities	$ --	$ (338,718)

Cash flows from financing activities:

Reduction in notes payable	(781,458)	(144,428)
Increase in notes payable	1,350,000
Borrowings under note and credit agreements		500,000
	___________________	___________________
Net cash provided by financing activities	$ 568,542	$ 355,572
	___________________	___________________
Net increase (decrease) in Cash	(54)	178

Cash and cash equivalents
Cash Balance, Begin Period	428	250
	___________________	___________________
Cash Balance, End Period	$ 374	$ 428
	===========	===========
Supplemental Cash Flow information
Cash paid for interest	--	--
Cash paid for income taxes	--	--
Stock issued for oil & gas leases	--	$ 1,500,000
Stock issued for services	$ 4,165,989	$ 2,650,495

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

	December 31, 2004			December 31, 2003
	Common	Preferred	Value	Preferred	Value
For Salaries	--	951,000	$ 951,000	1,031,500	$ 1,031,500
Other Obligations	47,000,000	137,489	3,214,989	1,618,995	1,618,995
Investment	--	--	--	1,500,000	1,500,000
	___________	__________	__________	__________	__________
Total	47,000,000	1,088,489	$ 4,165,989	4,150,495	$ 4,150,495
	==========	=========	=========	========	========

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

On February 11, 2005, the Company executed a Stock Purchase, Settlement, And Mutual Release And Indemnity Agreement only with John W. Adair, Jalal Alghani and Vivian Llerena Quintero. On June 17, 2005, the Company executed a Compromise Settlement Agreement And Mutual Release with Jackson & Rhodes, P.C. ("Jackson") and a Settlement Agreement And General Release with U.S. Stock Transfer Corporation ("USST").  Jackson and USST paid a combined total cash payment of $395,000.  The Company received $233,893 net of expenses of $161,107.  The entire amount was paid out for expense reimbursements.  See Forms 8-K filed February 16, 2005 and June 29, 2005. The Company is now the sole plaintiff and is pursuing its claims against all other defendants.

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

EnDevCo, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
December 31, 2004

NOTE 8 - Supplemental Oil and Gas Information (Unaudited)

Costs Incurred and Capitalized Costs in Oil and Gas Producing Activities are as follows:

Description	Harvest	Pine Curtain	Yemen	Sicily	Total
Total, December 31, 2002	$ --	$ --	$ 4,368,377	$ --	$ 4,368,377

Oil and Gas Properties	$ 1,000,000	$ 1,000,000	$ --	$ --	$ 2,000,000
Prepaid Legal Expense	--	--	180,365	--	180,365
Less Accumulated Depletion and Depreciation	--	--	--	--	--
Less Impairment Loss	--	--	(4,548,742)	--	(4,548,742)
Total, December 31, 2003	$ 1,000,000	$ 1,000,000	$ --	$ --	$ 2,000,000

Oil and Gas Properties	$ 1,000,000	$ 1,000,000	$ --	$ 1,350,000	$ 3,350,000
Less Accumulated	-	-	-	-	-
Depreciation and Depletion	--	--	--	--	--
Loss on Abandonment	__________	__________	__________	(1,350,000)	(1,350,000)
Total, December 31, 2004	$ 1,000,000	$ 1,000,000	--	--	$ 2,000,000
	=========	=========	=========	=========	=========

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

EnDevCo, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
December 31, 2004

NOTE 9 - Earnings Per Share

The following reconciles the components of the earnings per share (EPS) computation:

	2004			2003
	(Loss)	Common Shares	Loss Per Share	(Loss)	Common Shares	Loss Per Share
Net Income	($6,260,350)	197,000,000	($.03)	($4,330,448)	150,000,000	($.03)

Effect of Dilutive Securities:
"Series A" Preferred Stock
	($6,260,350)	197,000,000	($.03)	($4,330,448)	150,000,000	($.03)

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

NOTE 12 - Notes Payable

The Company has two notes payable totaling $1,350,000. The first note is in the amount of $950,000 and the second is in the amount of $400,000. Both notes accrue interest at the LIBOR monthly average interest coupon rate and both notes are due and payable December 31, 2007.

EnDevCo, Inc. and Subsidiaries
December 31, 2004

INDEX TO EXHIBITS
-
3(i)	Restatement of the Articles of Incorporation, as restated September 19, 2003 incorporated by reference to the registrant's Form 8K filed on June 2, 2004.

3(ii)	Bylaws, as revised to May 1, 2004, see page 46 of this report.

16	Letter on Change in Certifying Accountant incorporated by reference to the registrant's Form 8K filed on July 12 2005.

21	Subsidiaries of the Registrant, see page 65 of this report.

31.1	Certification per Rule 13a-14(a) by Chief Executive Officer, see page 66 of this report.

31.2	Certification per Rule 13a-14(a) by Chief Financial Officer, see page 68 of this report.

32.1	Certification per Section 1350 by Chief Executive Officer, see page 70 of this report.

32.2	Certification per Section 1350 by Chief Financial Officer, see page 71 of this report.

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

August 30, 2005

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

August 30, 2005

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

August 30, 2005

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

August 30, 2005

LARRY SWIFT

LARRY SWIFT
CHIEF FINANCIAL OFFICER