Form 10QSB
period 2005-09-30
ENDEVCO INC
filed 2005-11-14
CIK 355300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 2005

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

The number of shares outstanding of the registrant's common stock as of September 30, 2005 was 214,059,750.

Transitional Small Business Disclosure Format: [ ] Yes [X] No

ENDEVCO, INC. AND SUBSIDIARIES
TABLE OF CONTENTS
SEPTEMBER 30, 2005

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements
Consolidated Balance Sheets - September 30, 2005 (Unaudited) and December 31, 2004	2
Consolidated Statements of Operations (Unaudited) - Three and Nine Months Ended September 30, 2005 and 2004	3
Consolidated Statement of Cash Flows (Unaudited) - Nine Months Ended September 30, 2005 and 2004	4
Notes to Consolidated Financial Statements (Unaudited)	5-7

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	8-11

ITEM 3. Controls and Procedures	11

PART II - OTHER INFORMATION

ITEM 1 through ITEM 6	12-13

SIGNATURES AND CERTIFICATIONS	14-18

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EnDevCo, Inc. and Subsidiaries
Consolidated Balance Sheets
September 30, 2005 Compared to December 31, 2004

	09/30/2005	12/31/2004
	(Unaudited)
ASSETS (Unaudited)
Current Assets
Cash	$ 1,093	$ 374

Total Current Assets	1,093	374

Property and Equipment
Oil and gas properties and equipment under full cost method	2,285,000	2,000,000

Total Assets	$ 2,286,093	$ 2,000,374
	==========	==========

LIABILITIES
Current Liabilities
Accounts payable	$ 2,616,915	$ 2,581,833
Accrued interest	126,321	49,829
Accrued expenses	71,365	239,073
Taxes payable	221,809	202,521

Total Current Liabilities	3,036,410	3,073,256

Long-Term Liabilities
Notes payable	1,350,000	1,350,000

Total Long-Term Liabilities	1,350,000	1,350,000

Total Liabilities	$ 4,386,410	$ 4,423,256

STOCKHOLDERS' DEFICIT
Preferred Stock
10,000,000 shares authorized, $0.01 par value,
5,238,984 shares outstanding December 31, 2004 and
5,892,020 shares outstanding September 30, 2005	58,921	52,390
Common Stock
500,000,000 shares authorized, without par value
197,000,000 shares outstanding December 31, 2004 and
214,059,750 shares outstanding September 30, 2005	36,625,552	36,305,961
Additional Paid in Capital	5,833,100	5,186,594
Retained Deficit	(44,617,890)	(43,967,827)

Total Stockholders' Deficit	(2,100,317)	(2,422,882)

Total Liabilities and Stockholders' Deficit	$ 2,286,093	$ 2,000,374
	==========	===========

The accompanying notes are integral part of the consolidated financial statements.

EnDevCo, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2005 and 2004
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004
Revenues		RESTATED		RESTATED
Consulting fees	$ --	$ --	$ --	$ --
Other revenues	--	--	713	--

Total Revenues	--	--	713	--

Cost of Revenues
Subcontractor payment	--	--	--	120,227

Gross Profit	--	--	713	(120,227)

Costs and Expenses
General and administrative	101,036	215,024	164,390	3,174,782
Salaries and wages paid in stock	193,500	250,500	624,500	700,500

Total Costs and Expenses	294,536	465,524	788,890	3,875,282

Net Loss from Operations	$ (294,536)	$ (465,524)	$ (788,177)	$ (3,995,509)

Other Income and Expenses
Interest and other income	--	--	--	1,007
Lawsuit settlement, net of $161,107 in expenses	--	--	233,893	--
Note payable principal reduction	--	37,940	--	37,940
Interest expense	(34,169)	(6,333)	(95,780)	(18,998)

Total Other Income(Expenses)	$ (34,169)	$ 31,607	$ 138,113	$ 19,949

Net Loss	$ (328,705)	$ (433,917)	$ (650,064)	$ (3,975,560)
	==========	==========	==========	==========

Basic and Diluted Loss Per Common Share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of common
shares used in basic and diluted
loss per share calculations	201,809,750	187,625,000	198,959,750	166,700,000
	==========	==========	==========	==========

The accompanying notes are integral part of the consolidated financial statements.

EnDevCo, Inc. and Subsidiaries
Consolidated Statement of Cash Flows

	Nine Months Ended
	September 30,
	(Unaudited)
	2005	2004
Cash Flows from Operating Activities

Net Income(Loss)	$ (650,064)	$ (3,975,560)
Adjustments to Reconcile Net Loss to Net Cash
Provided by operating activities:
Issuance of stock for expenses	656,627	3,592,479
Issuance of stock for consulting	31,000	--
Changes in assets and liabilities:
Prepaid expenses	--	2,364
Accrued interest	76,492	--
Accounts payable	35,084	30,721
Accrued expenses	(167,708)	149,313
Taxes payable	19,288	13,457
Net Cash Provided by Operating Activities	$ 719	$ (187,226)

Cash Flows from Financing Activities:
Pledged investment account	--	705,812
Notes payable	--	(518,610)
Net Cash Provided by Financing Activities	$ --	$ 187,202
Net Increase(Decrease) in Cash	719	(24)

Cash Balance, Begin Period	374	428
Cash Balance, End Period	$ 1,093	$ 404
	=========	=========
Supplemental Disclosures:
Cash paid for interest	$ --	$ --
Cash paid for income taxes	$ --	$ --
Stock issued for oil and gas property	$ 285,000	$ --
Stock issued for services	$ 687,627	$ 3,592,479
Accounts Receivable/Deferred Revenue	$ --	$ 527,080

The accompanying notes are integral part of the consolidated financial statements.

EnDevCo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2005

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

No depreciation and amortization was expensed for the nine months ending September 30, 2005 and 2004.

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
September 30, 2005

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

NOTE 2 - Non-monetary Stock Transactions

Included in the Company's consolidated statement of operations for the period ended September 30, 2005 were expenses that were paid with Company stock.  The Company issued stock in lieu of cash in transactions summarized as follows for the nine months ended September 30, 2005:

	September 30, 2005
Description	Common Shares	Value	Preferred Shares	Value
For Salaries	--	--	624,500	$ 624,500
Other Company Obligations	17,059,750	$ 319,590	28,536	28,536

Total	17,059,750	$ 319,590	653,036	$ 653,036
	=========	=========	=========	=========

The fair value of the Company's common stock issued for services was deemed to be the closing trading price of the Company's common stock on the date of issuance.  The Company established pay rates for all its employees and directors and these wages were paid by the issuance of preferred stock on the basis of one share of preferred stock for each dollar of accrued wages with the exception that Mr. Swift received $4,500 of his salary in cash this quarter.  Certain expenses were paid with preferred stock, by the issuance of one share of preferred stock for each dollar of billed expense.

EnDevCo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2005

NOTE 3 - Preferred Stock

The Board of Directors passed a Corporate Resolution that reads, "Pursuant to and in accordance with Article 2.13 of the Texas Business Corporation Act of the State of Texas the Company does hereby certify that, pursuant to the authority conferred on the Board of Directors by the Articles of Incorporation of the Corporation, and pursuant and in accordance with Article 2.13 of the Texas Business Corporation Act of the State of Texas, said Board of Directors, pursuant to unanimous written consent dated December 9, 2002, duly adopted a resolution providing for the authorization and issuance of 5,000,000 shares of "Series A" Convertible Preferred Stock, $0.01 par value per share (the "Series A" Preferred Stock). ). At the annual shareholders meeting held on October 15, 2004, the shareholders approved an increase in the total number of authorized "Series A" convertible preferred shares with a $0.01 par value to 10,000,000. As of September 30, 2005, there were 5,892,020 shares outstanding.

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

During the quarter ended September 30, 2005 a total of 200,872 shares of preferred stock was issued and recorded at the rate of $1.00 per share as approved by the Board of Directors. The shares were issued for salaries and other Company obligations.

NOTE 4 - Notes Payable

The Company has two notes payable totaling $1,350,000.  The first note is in the amount of $950,000 and the second is in the amount of $400,000.  Both notes accrue interest at the LIBOR monthly average interest coupon rate and both notes are due and payable December 31, 2007.

NOTE 5 - Restatement of Prior Quarters Results

During the course of the audit of the year ended December 31, 2004 financial statements, accounting adjustments were made to previously issued financial statements.  The following sets forth the Statement of Operations for the nine months ended September 30, 2004 as previously reported and applicable restatement for that period:

		Restatement
	As Reported	Adjustments		As Restated
Revenues	$ 133,273	$ (133,273)	A	$ --

Cost of Revenues
Subcontractors	133,273	13,046	B	120,227
Gross Profit	--	(120,227)		(120,227)

Costs and Expenses
General and administrative	2,094,022	895,000	C	3,174,782
		169,960	D
		15,800	E
Salaries and wages paid in stock	700,500	--		700,500
Total Costs and Expenses	2,794,522	1,080,760		3,875,282

Net Loss from Operations	$ (2,794,522)	$ (1,200,987)		$ (3,995,509)

Other Income and Expenses
Interest and other income	1,007	--		1,007
Note payable principal reduction	37,940	--		37,940
Interest expense	(18,998)	--		(18,998)
Total Other Income(Expense)	$ 19,949	$ --		$ 19,949)
Net Loss	$ (2,774,573)	$ (1,200,987)		$ (3,975,560)
	==========	==========		==========

Basic and Diluted Loss Per Common Share	$ (0.02)	--		$ (0.02)

Weighted Average Number of Common
Shares Used in Basic Loss Per Share Calculations	172,538,462	(5,838,462)		166,700,000
	==========	==========		==========

A - Deferred revenue recognition reversal.
B - Correction of subcontractor liability.
C - Stock issued for consulting.
D - Accrual of travel expenses.
E - Accrual of penalties and interest on taxes payable.

EnDevCo, Inc. and Subsidiaries
September 30, 2005

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
September 30, 2005

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

THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2004

Line	Description	Three Months Ended September 30,		Differences	Percent
		2005	2004		Change

1	Revenues	--	--	--	--
2	Cost of Revenues	--	--	--	--
3	Costs and Expenses	$ 294,536	$ 465,524	$ (170,988)	(36.7))%
4	General and Administrative Expense	$ 101,036	$ 215,024	$ (113,988)	(53.0)%
5	Salaries and Wages Paid in Stock	$ 193,500	$ 250,500	$ (57,000)	(22.8)%
6	Other Income and Expenses	$ (34,169)	$ 31,607	$ (65,776)	(208.1)%
7	Note Payable Principal Reduction	--	37,940	$ (37,940)	(100.0)%
8	Interest Expense	$ 34,169	$ 6,333	$ 27,836	439.5%

Analysis of Three Months Comparison

Line 3 - Total costs and expenses decreased overall $170,988 during 2005.  The detail explaining this decrease is shown on lines 4 and 5 below.

Line 4 - This decrease is due to $31,000 consulting fees paid during 2005 while $150,000 was paid in 2004.

Line 5 - This decrease is due to E. Barger Miller III and Ernest B. Miller IV resignations at the beginning of 2005. See 8-K filed March 2, 2005 Item 5.02. Departure of Directors or Principal Officers noticing the resignations of Chairman and Director E. Barger Miller III and Vice President of Finance Ernest B. Miller IV.  Father and son left to pursue other business interests.

Line 6 - Total other income and expenses increased overall by $65,776 during 2005.  The detail explaining this decrease is shown on lines 7 and 8 below.

Line 7 - The Company negotiated a principal reduction of $37,940 on the Pace Global Services note payable during the 3rd quarter of 2005.

Line 8 - This increase is due to the accrual of judgment interest.

EnDevCo, Inc. and Subsidiaries
September 30, 2005

RESULTS OF OPERATIONS (cont)

NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2004

Line	Description	Nine Months Ended September 30,		Differences	Percent
		2005	2004		Change

1	Revenues	$ 713	--	$ 713	100.0%
2	Cost of Revenues	--	$ 120,227	$ 120,227	(100.0)%
3	Costs and Expenses	$ 788,890	$ 3,875,282	$ (3,086,392)	(79.6)%
4	General and Administrative Expense	$ 164,390	$ 3,174,782	$ (3,010,392)	(94.8)%
5	Salaries and Wages Paid in Stock	$ 624,500	$ 700,500	$ (76,000)	(10.9)%
6	Other Income and Expenses	$ 138,113	$ 19,949	$ 118,164	592.33%
7	Interest Income	--	$ 1,007	$ (1,007)	(100.0)%
8	Lawsuit Settlement Proceeds	$ 233,893	--	$ 233,893	100.0%
9	Note Payable Principal Reduction	--	37,940	$ 37,940	(100.0)%
10	Interest Expense	$ 95,780	$ 18,998	$ 76,782	404.16%

Analysis of Nine Months Comparison

Line 1 - During 2005 the Company received a $713 payment for a farmout agreement.

Line 2 - This decrease is due to no further activity on the Congo project.

Line 3 - Total costs and expenses decreased overall $3,086,392 during 2005.  The detail explaining this decrease is shown on lines 4 and 5 below.

Line 4 - This decrease is due to $31,000 consulting fees paid during 2005 while $3,077,500 was paid in 2004.

Line 5 - This decrease is due to E. Barger Miller III and Ernest B. Miller IV resignations at the beginning of 2005. See 8-K filed March 2, 2005 Item 5.02. Departure of Directors or Principal Officers noticing the resignations of Chairman and Director E. Barger Miller III and Vice President of Finance Ernest B. Miller IV.  Father and son left to pursue other business interests.

Line 6 - Total other income and expenses increased overall by $118,164 during 2005.  The detail explaining this decrease is shown on lines 7 through 10 below.

Line 7 - This decrease is due to no interest earnings during 2005 while during 2004 the Company earned interest from the Letter of credit deposit at the bank. The letter of credit deposit was returned to the Company in 2004.

Line 8 - On June 17, 2005, the Company executed a Compromise Settlement Agreement And Mutual Release with Jackson & Rhodes, P.C. (Jackson) and a Settlement Agreement And General Release with U.S. Stock Transfer Corporation (USST).  Jackson and USST paid a combined total cash payment of $395,000.  The Company received $233,893 net of expenses of $161,107.  The entire amount was paid out for expense reimbursements.  See Forms 8-K filed February 16, 2005 and June 29, 2005.  The Company is now the sole plaintiff and is pursuing its claims against all other defendants.

Line 9 - The Company negotiated a principal reduction of $37,940 on the Pace Global Services note payable during the 3rd quarter of 2005.

Line 10 - This increase is due to the accrual of judgment interest.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash	Nine Months Ended September 30,
	2005	2004

Net cash provided by/(used in)
Operating activities	$ 719	$ (187,226)
Investing activities	(285,000)	--
Financing activities	285,000	187,202
Increase/(decrease) in cash and cash equivalents	$ 719	$ (24)
	=========	=========
	At September 30, 2005
Cash and cash equivalents	$ 1,093	$ 404
	=========	=========

EnDevCo, Inc. and Subsidiaries
September 30, 2005

Cash Flow from Operating Activities

2005
Cash provided by operating activities totaled $719 during 2005, an increase of $187,945 over the 2004 cash used by operating activities of $187,226. Contributing to this increase was $656,627 in issuance of stock for expenses, $31,000 in issuance of stock for consulting, $76,495 in accrued interest, a $35,084 increase in accounts payable, a reduction in accrued expenses of $167,708 and a $19,288 increase in taxes payable.

2004
Cash used by operating activities totaled $187,226 during 2004, an increase of $204,822.  Contributing to this increase was $2,697,479 in issuance of stock for expenses, a decrease of $2,364 in prepaid expenses, accounts payable increase of $43,767, a decrease in unearned revenue of $133,273, an decrease of $20,647 in accrued expenses and an increase of $2,343 in taxes payable.

Cash Flow from Investing Activities

2005
The Company purchased oil and cash property during 2005 in the amount of $285,000.

2004
There were no cash flows from investing activities during 2004.

Cash Flow from Financing Activities

2005
The Company issued $285,000 in common stock to purchase oil and gas property.

2004
Cash flow provided by financing activities totaled $187,202 during 2004, an increase of $169,399 from 2003. Contributing to this decrease was a note payable for $500,000 given for partial payment for an oil and gas property and the return to the Company of the Letter of credit deposit of $705,812.

Directors and Officers Compensation

The Company currently has nominal cash reserves and no cash flow from operations. Until such time as the financial condition of the Company improves, the Company's Directors and Officers have agreed to manage the Company by receiving payment in "Series A" Preferred stock in lieu of cash consideration with the exception that Larry Swift, Chief Financial Officer, received $4,500 in cash consideration during the 3rd quarter of 2005.

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

EnDevCo, Inc. and Subsidiaries
September 30, 2005

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Legal Proceedings for the Quarter Ended September 30, 2005:

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
September 30, 2005

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8 -K

(a) Exhibits

31.1 Certification by CEO and CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.2 Certification by CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

The following table details the events reported in the nine months ending September 30, 2005 by the Company on Form 8-K.  Each filing is incorporated herein by reference.

Filing Date	Description
02/16/2005	Other Events - Notice of Settlement
03/02/2005	Corporate Governance and Management - Departure of Principal Officer or Director
07/11/2005	Other Events - Notice of Settlement
07/12/2005	Changes in Registrant's Certifying Accountant

EnDevCo, Inc. and Subsidiaries
September 30, 2005

SIGNATURES

In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 25, 2005.

ENDEVCO, INC.

CHRIS A. DITTMAR
CHRIS A. DITTMAR
CHIEF EXECUTIVE OFFICER AND DIRECTOR

RICHARD G. BOYCE
RICHARD G. BOYCE
CHIEF OPERATING OFFICER AND DIRECTOR

LARRY SWIFT
LARRY SWIFT
CHIEF FINANCIAL OFFICER

JOHN A. BRUSH
JOHN A. BRUSH
NON-EXECUTIVE DIRECTOR

CHARLES R. CLOSE
CHARLES R. CLOSE
NON-EXECUTIVE DIRECTOR

EnDevCo, Inc. and Subsidiaries
September 30, 2005

EXHIBIT 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO RULE 13A-14(A) OR 15D-14(A) UNDER THE SECURITIES EXCHANGE ACT OF 1934

In connection with the Quarterly Report of EnDevCo, Inc. (the "Company") on Form 10QSB (the "Report") for the quarter ended September 30, 2005 (the "Reporting Period"), as filed with the Securities Exchange Commission on the date hereof under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the undersigned, Chris A. Dittmar, Chief Executive Officer of the Company, certifies pursuant to Rule 13a-14(a) or 15d-14(a) under the Exchange Act that:

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
October 25, 2005

EnDevCo, Inc. and Subsidiaries
September 30, 2005

EXHIBIT 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO RULE 13A-14(A) OR 15D-14(A) UNDER THE SECURITIES EXCHANGE ACT OF 1934

In connection with the Quarterly Report of EnDevCo, Inc. (the "Company") on Form 10QSB (the "Report") for the quarter ended September 30, 2005 (the "Reporting Period"), as filed with the Securities Exchange Commission on the date hereof under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the undersigned, Larry Swift, Chief Financial Officer of the Company, certifies pursuant to Rule 13a-14(a) or 15d-14(a) under the Exchange Act that:

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
October 25, 2005

EnDevCo, Inc. and Subsidiaries
September 30, 2005

EXHIBIT 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO RULE 13A-14(B) OR 15D-14(A) UNDER THE SECURITIES EXCHANGE ACT OF 1934 AND SECTION 1350 OF CHAPTER 63 OF TITLE 18 OF THE UNITED STATES CODE

In connection with the Quarterly Report of EnDevCo, Inc. (the "Company") on Form 10QSB (the "Report") for the quarter ended September 30, 2005, as filed with the Securities Exchange Commission on the date hereof under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the undersigned, Chris A. Dittmar, Chief Executive Officer, certifies pursuant to Rule 13a-14(b) or 15d-14(a) under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code, that:

1.   The Report fully complies with the requirements of Section 13(a) or 15(d) of the Exchange Act; and

2.   The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the date and for the periods reported therein.

CHRIS A. DITTMAR
CHRIS A. DITTMAR
CHIEF EXECUTIVE OFFICER
October 25, 2005

EnDevCo, Inc. and Subsidiaries
September 30, 2005

EXHIBIT 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO RULE 13A-14(B) OR 15D-14(A) UNDER THE SECURITIES EXCHANGE ACT OF 1934 AND SECTION 1350 OF CHAPTER 63 OF TITLE 18 OF THE UNITED STATES CODE

In connection with the Quarterly Report of EnDevCo, Inc. (the "Company") on Form 10QSB (the "Report") for the quarter ended September 30, 2005, as filed with the Securities Exchange Commission on the date hereof under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the undersigned, Larry Swift, Chief Financial Officer of the Company, certifies pursuant to Rule 13a-14(b) or 15d-14(a) under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code, that:

1.   The Report fully complies with the requirements of Section 13(a) or 15(d) of the Exchange Act; and

2.   The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the date and for the periods reported therein.

LARRY SWIFT
LARRY SWIFT
CHIEF FINANCIAL OFFICER
October 25, 2005