Form 10KSB
period 2005-12-31
ENDEVCO INC
filed 2006-04-17
CIK 355300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 2005.

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

[X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The aggregate market value of common stock held by non-affiliates of the registrant at December 31, 2005, based upon the last closing price on the OTCBB on December 30, 2005, was $8,439,688.  As of December 31, 2005, there were 214,059,750 shares of Common Stock and 6,085,520 shares of Preferred Stock outstanding. The total number of Common shares authorized is 500,000,000 and the total number of Preferred shares authorized is 10,000,000 for the Corporation.

Transitional Small Business Disclosure Format: [ ] Yes [X] No

ENDEVCO, INC.
AND SUBSIDIARIES

TABLE OF CONTENTS
DECEMBER 31, 2005

PART I

ITEM 1. DESCRIPTION OF BUSINESS

INTRODUCTION AND BUSINESS PLAN

EnDevCo, Inc. (the "Company") was originally incorporated in the state of Texas on November 7, 1980, as Roberts Oil and Gas, Inc. Roberts Oil and Gas, Inc. registered its shares of common stock with the Securities and Exchange Commission ("SEC") and began filing periodic reports pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"). In July 1997, Roberts Oil and Gas, Inc. changed its name to Adair International Oil and Gas, Inc., which was traded on the Over the Counter Bulletin Board ("OTCBB") under the stock symbol AIGI. In September 2003, the Company changed its name to EnDevCo, Inc. and its stock symbol to ENDE.  EnDevCo, Inc., a shortened version of the "Energy Development Company", establishes an identity that is consistent with the business development activities currently underway to revitalize the Corporation. The Company is actively negotiating to participate in several oil and gas projects both domestically and internationally within the traditional industry scope of oil and gas exploration and production. These activities include production of oil and gas from interests held by the Company in the United States and Colombia. The Company is also investigating investment in the development of new technologies for the enhancement of oil and gas production and the utilization of that technology to further acquire oil and gas production.

ITEM 2. DESCRIPTION OF PROPERTIES

OIL & GAS EXPLORATION

Gulf of Mexico - The Company has entered into a farm-in agreement with BT Operating Co. wherein the Company will participate in the drilling and completion of four wells in Eugene Island Block 294 and/or Chandeleur Block 14 to earn a 50% working interest in each block prior to December 31, 2007.

The Company has also entered into a farm-in agreement with Noble Energy, Inc., Mariner Energy, Inc., and Entech Enterprises, Inc. which grants the Company an assignment of their operating rights down to a depth of 12,600 feet upon the initial commercial completion of the "OC" pay sand. Open Choke Energy, LLC has a 67% interest in the farm-in agreement and EnDevCo has the remaining 33% interest.

The Company has designated Open Choke as the project Operator who will re-enter the existing East Cameron 71-7 well and attempt to complete the "OC" pay sand. In the event that this re-entry is not successful, EnDevCo has the right to drill a replacement well to test the "OC" pay sand within a reasonable time frame.

Pursuant to a joint participation agreement between EnDevCo and Open Choke, the Company will have access to the production platforms on East Cameron Block 71/72 Field which are equipped with all necessary production facilities and pipelines to support increased oil and gas production resulting from drilling and completing new wells.

Upper Magdalena River Region, Colombia - On September 25, 2003, the Company purchased from Harvest Production Company, LLC an option to participate in the acquisition and processing of 101 kilometers of 2D seismic, and a continuing option to participate on a joint venture basis in wells to be drilled after the interpretation of that seismic on their Rio Magdelena Association Contract comprising 58,546 hectares (144,600 acres) situated in the Upper Magdelena River region of Colombia. On June 25, 2005 the Company acquired an option from Harvest Production Company, LLC to purchase 50% of seller's interest in the assets covered by the September 25, 2003 option, proven undeveloped reserves in the the block and seller's proprietary data previously acquired over the lease acreage described above, in consideration of the Company securing financing for development. This option expires June 30, 2007.

Cleveland County, Oklahoma - On April 13, 2006, the Company acquired a 98.712% working interest with a 76.9954% net revenue interest in the West Short Junction Unit and a 100% working interest with a 78% net revenue interest in the Central Short Junction Unit hereinafter referred to as the ("Short Junction Field and/or the Field") located in Oklahoma City, Oklahoma through its subsidiary EnDevCo Eureka, LLC for a purchase price of $11.5 million. EnDevCo Eureka is owned 55% by its parent EnDevCo, Inc. and 45% by private investors who are related parties. These investors contributed $3.0 million in equity to enable EnDevCo to consummate the transaction. EnDevCo Eureka, LLC, managed by EnDevCo personnel, will be the Operator for the project with an acquisition date of January 01, 2006.

Project financing was provided by GasRock Capital, LLC of Houston, Texas and takes the form of a $30.0 million credit facility. GasRock Capital provides project based mezzanine debt financing to the oil and gas industry by backing proven management teams that identify high quality exploitation projects like the Short Junction Field.

The 12,000 acre leasehold is fully unitized and is comprised of 19 active wells that are currently producing 100 barrels of oil per day from the Hunton limestone reservoir and 300 mcf of gas per day from the Red Fork sand reservoir. The purchase includes a total of 270 well bores of which approximately 40 will ultimately be reactivated and includes full ownership rights to a field wide gas pipeline and gathering system that offers two independent taps to the interstate gas transmission system.

Short Junction Field was originally developed by Conoco using vertical wells drilled on a 40 acre well spacing, resulting in oil and gas production from 270 active wells within the 12,000 acre leasehold. The Field currently contains 31 unplugged well bores of which 19 are currently active. EnDevCo plans an aggressive workover and recompletion program prior to December 31, 2006 which should significantly increase the daily production.

Historically the primary zone of interest has remained the Hunton formation for oil production. However, above the Hunton, the Bartlesville, Prue, Red Fork and Skinner Sandstones along with the Pink Lime zones are present and most are indicated as productive based on well log analysis.

Current bottom hole pressures recently measured in the Hunton indicate that formation pressure today is essentially the same as when the Field was originally placed on production. This unique characteristic occurs as a result of the fact that Conoco instituted a water flood pressure maintenance program in the early stages of developing the field. As a result of this pressure maintenance, the original gas cap in the Hunton reservoir has never been produced.

EnDevCo plans to implement a 3D seismic program over the leasehold later this year in order to pursue an aggressive horizontal drilling program in the Hunton formation to increase oil and gas production from that reservoir and to develop identified shallow gas sand reservoirs indicated on the subsurface well control.

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

TRANSFER AGENT AND REGISTRAR

On July 8, 2003, the Company appointed Superior Stock Transfer, Inc., 2425 Fountainview Drive, Suite 215, Houston, Texas 77057 (713) 977-4662 as the Transfer Agent to handle securities transactions for EnDevCo, Inc.  Superior Stock Transfer, Inc. is a wholly owned subsidiary of EnDevCo, Inc.

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

Insufficiency of Working Capital

As noted above, the Company has a historical working capital deficit and under previous management depended on the sale of its Common stock to obtain working capital.  With approval by the shareholders to increase the authorization of Common stock for the Company, a Securities Registration Statement will be prepared which will allow for the sale of Common stock to raise working capital for the Company.  Unless project based funding can be found that will generate capital to allow the Company to begin receiving income from operations, the Company will remain in a relatively inactive state due to the lack of additional working capital until the SEC approves the Company's Securities Registration Statement.  No assurance can be given that funds will be available from any source when needed by the Company or, if available, upon terms and conditions reasonably acceptable to the Company.

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

International Operations

The Company anticipates future international revenues could be derived from its oil and gas and other investment interests located in foreign countries. Currency controls and fluctuations, royalty and tax rates, import and export regulations and other foreign laws or policies governing the operations of foreign companies in the applicable countries, as well as the policies and regulations of the United States with respect to companies operating in the applicable countries, could all have an adverse impact on the operations of the Company.

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

ITEM 3. LEGAL PROCEEDINGS

Legal Proceedings for the Year Ended December 31, 2005:

As of December 31, 2005, the law firm of Ware, Jackson, Lee & Chambers, L.L.P. ("WJLC"), along with the law firm of G. Wesley Urquhart, P.C., were and remain the attorneys of record for the Company in a case styled: Cause No: 2001-63909; Adair International Oil & Gas, Inc., et al. v. Chase Mellon Shareholder Services, Inc., et al.

The Company's original claims in this lawsuit against John W. Adair ("Adair"), Jalal Alghani ("Alghani") and Vivian Quintero ("Quintero") involved allegations of fraud, conspiracy, and breach of fiduciary duties owed to the Company by Adair and Alghani while they were officers and directors of the Company. The Company's claims against Quintero involved allegations of fraud, conspiracy, and breach of fiduciary duties while she was employed by the Company as office manager and personal assistant to Adair during the time he served as Chairman of the AIGI Board of Directors. The Company has settled each of the above-mentioned claims against Adair, Alghani, and Quintero.

In June 2003, the Company sued, and thus, added certain stock transfer agents, brokerage firms, and auditing firms to the lawsuit. These transfer agents, brokerage firms and auditing firms are currently the only remaining defendants in this lawsuit of which the Company's claims include negligence, gross negligence, fraud, conspiracy, and breach of fiduciary duty. The Company settled its claims in mediation against (1) auditor, Jackson & Rhodes, and (1) transfer agent, U.S. Stock Transfer Corp.

The Company settled its claims against the remaining Defendants, which were (3) auditors, Malone & Bailey, Jack Sisk & Company, Braden Bennick, Goldstein, Gazaway & Company; (2) transfer agents, Chase & Mellon Shareholder Services, Inc. and Mellon Investor Services, LLC and (2) stockbroker firms, Union Securities Ltd. and Merrill Lynch after mediation, but before trial.

The Company has settled with all defendants and will receive any additional settlement proceeds prior to May 31, 2006. No further litigation with any party regarding this case is anticipated at this time.

The Company is a party to various claims, but is not a party to any other litigation at this time. Although no assurances can be given, the Company believes based on its experience to date, that the ultimate resolution of such items, individually or in the aggregate, would not have a material adverse impact on the Company's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company filed Definitive Proxy Materials with the Securities and Exchange Commission on September 27, 2005.  The Notice Date of this Proxy Statement is September 1, 2005.  Proxy materials including the Proxy Statement, Proxy Ballot Card and the 2004 Form 10-KSB were mailed to all shareholders of record on or about September 30, 2005.

The Board of Directors of the Company fixed the close of business on September 12, 2005 as the record date for the determination of shareholders entitled to notice and to vote at the Annual Meeting. As of September 12, 2005, the Corporation had 214,059,750 outstanding shares of Common stock entitled to vote and 5,830,357 shares of "Series A" Preferred stock entitled to vote. In order for shares to be voted, they must have been held as of the record date.

The Board of Directors fixed Monday, October 24, 2005 as the date for the Annual Meeting of Shareholders, which was convened at 3000 Richmond Avenue, Suite 370, Houston, Texas 77098 at 9:30 A.M. local time.

The Items of Business brought before the shareholders for consideration that were approved are as follows:

  Elect one (2) directors to the Board of Directors for a term of three (3) years.
  Proposal to ratify the appointment of Killman, Murrell & Company PC as the Corporation's independent accountants for fiscal 2004 and 2005.

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

COMMON STOCK PRICE RANGE
Year	Quarter Ended	High Bid	Low Bid
2005	Dec 31	$ 0.06	$ 0.02
	Sep 30	$ 0.03	$ 0.01
	Jun 30	$ 0.02	$ 0.01
	Mar 31	$ 0.04	$ 0.02

2004	Dec 31	$ 0.07	$ 0.03
	Sep 30	$ 0.10	$ 0.04
	Jun 30	$ 0.13	$ 0.03
	Mar 31	$ 0.03	$ 0.01

2003	Dec 31	$ 0.02	$ 0.01
	Sep 30	$ 0.02	$ 0.01
	Jun 30	$ 0.02	$ 0.01
	Mar 31	$ 0.03	$ 0.01

On December 30, 2005, the last trading day of the year, the closing price for the Common Stock of the Company on the OTCBB was  $0.035.  Also on December 30, 2005, there were approximately 8,400 stockholders of record of the Common Stock, including broker/dealers holding shares beneficially owned by their customers.

Notice of Future Dilution of Shareholders -

At the annual shareholders meeting held on October 15, 2005, the shareholders approved an increase in the total number of authorized "Series A" convertible preferred shares with a $0.01 par value to 10,000,000.  Each share of "Series A" Preferred Stock which is then outstanding shall at the sole election of the holder be converted into fully paid and non-assessable shares of Common Stock of the Corporation at a conversion rate of 1,000 shares of Common Stock for each share of "Series A" Preferred Stock.  The holders of the issued and outstanding shares of Preferred Stock shall have the equivalent of 1,000 Common Stock votes for each share of "Series A" Preferred Stock.

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

SALES OF UNREGISTERED SECURITIES DURING 2005

During the years ended December 31, 2005 and December 31, 2004, the Company issued unregistered securities in reliance upon exemptions from registration under the Securities Act of 1933 as amended (the "Act") as provided in Section 4(2) thereof.  Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities.  No underwriter participated in nor did the Company pay any commissions or fees to any underwriter in connection with any of these transactions.  None of the transactions involved a public offering.

The Company issued stock in lieu of cash in transactions summarized as follows for the years ended December 31, 2005 and December 31, 2004.  The Summary Compensation Table included as Item 10, "Executive Compensation", details the number of shares issued for compensation to each Company officer during the respective time period that they have been employed by the Company.

	December 31, 2005				December 31, 2004

Nature of Transaction	Common Stock	Preferred Stock	Amount		Common Stock	Preferred Stock	Amount
Officer's & Director's Compensation	--	822,500	$ 822,500		--	951,000	$ 951,000
Employee's Salaries	--	--	--		--	--	--
Other Costs & Expenses	17,059,750	28,537	348,128	-	47,000,000	137,489	3,214,989
Total Issued for Services	17,059,750	851,037	$ 1,170,628	-	47,000,000	1,088,489	$ 4,165,989

Issued for Investment	--	--	--	-	--	--	--

Totals	17,059,750	851,037	$ 1,170,628		47,000,000	1,088,489	$ 4,165,989
	=========	=========	=========		=========	=========	=========

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

GENERAL COMMENTS ON BUSINESS PLAN

EnDevCo, Inc., a shortened version of the "Energy Development Company", establishes an identity that is consistent with the business development activities currently underway to in the Corporation.  The Company is actively negotiating to participate in several oil and gas projects both domestically and internationally within the traditional industry scope of oil and gas exploration and production.  These activities include production of oil and gas from interests held by the Company in the United States and Colombia.  The Company is also investigating investment in the development of new technologies for the enhancement of oil and gas production and the utilization of that technology to further acquire oil and gas production.

OIL AND GAS EXPLORATION AND DEVELOPMENT

The Company is pursuing oil and gas exploration and development opportunities in both domestic and international venues. Domestically, the Company has secured certain development rights onshore and offshore in the Gulf of Mexico that will provide it with the opportunity to participate in the drilling of low risk development wells. As a result of recently acquired 3D seismic data that has been integrated with previously known geological and engineering data, several low risk development drilling opportunities have been identified. Participation in these types of relatively low risk and low cost wells will provide near term cash flow to support the activities of the Company.

Internationally, the Company has identified several other exploration projects that carry significant upside potential (although at higher risk). The Company currently holds an agreement for certain exploration rights in the Rio Magdelena Valley of Colombia. Our exploration teams are also evaluating other opportunities located in Canada, South America, North Africa and the Middle East.

Gulf of Mexico - The Company has entered into a farm-in agreement with BT Operating Co. wherein the Company will participate in the drilling and completion of four wells in Eugene Island Block 294 and/or Chandeleur Block 14 to earn a 50% working interest in each block prior to December 31, 2007.

The Company has also entered into a farm-in agreement with Noble Energy, Inc., Mariner Energy, Inc., and Entech Enterprises, Inc. which grants the Company an assignment of their operating rights down to a depth of 12,600 feet upon the initial commercial completion of the "OC" pay sand. Open Choke Energy, LLC has a 67% interest in the farm-in agreement and EnDevCo has the remaining 33% interest.

The Company has designated Open Choke as the project Operator who will re-enter the existing East Cameron 71-7 well and attempt to complete the "OC" pay sand. In the event that this re-entry is not successful, EnDevCo has the right to drill a replacement well to test the "OC" pay sand within a reasonable time frame.

Pursuant to a joint participation agreement between EnDevCo and Open Choke, the Company will have access to the production platforms on East Cameron Block 71/72 Field which are equipped with all necessary production facilities and pipelines to support increased oil and gas production resulting from drilling and completing new wells.

Upper Magdalena River Region, Colombia - On September 25, 2003, the Company purchased from Harvest Production Company, LLC an option to participate in the acquisition and processing of 101 kilometers of 2D seismic, and a continuing option to participate on a joint venture basis in wells to be drilled after the interpretation of that seismic on their Rio Magdelena Association Contract comprising 58,546 hectares (144,600 acres) situated in the Upper Magdelena River region of Colombia. On June 25, 2005 the Company acquired an option from Harvest Production Company, LLC to purchase 50% of seller's interest in the assets covered by the September 25, 2003 option, proven undeveloped reserves in the the block and seller's proprietary data previously acquired over the lease acreage described above, in consideration of the Company securing financing for development. This option expires June 30, 2007.

Cleveland County, Oklahoma - On April 13, 2006, the Company acquired a 98.712% working interest with a 76.9954% net revenue interest in the West Short Junction Unit and a 100% working interest with a 78% net revenue interest in the Central Short Junction Unit hereinafter referred to as the ("Short Junction Field and/or the Field") located in Oklahoma City, Oklahoma through its subsidiary EnDevCo Eureka, LLC for a purchase price of $11.5 million. EnDevCo Eureka is owned 55% by its parent EnDevCo, Inc. and 45% by private investors who are related parties. These investors contributed $3.0 million in equity to enable EnDevCo to consummate the transaction. EnDevCo Eureka, LLC, managed by EnDevCo personnel, will be the Operator for the project with an acquisition date of January 01, 2006.

Project financing was provided by GasRock Capital, LLC of Houston, Texas and takes the form of a $30.0 million credit facility. GasRock Capital provides project based mezzanine debt financing to the oil and gas industry by backing proven management teams that identify high quality exploitation projects like the Short Junction Field.

The 12,000 acre leasehold is fully unitized and is comprised of 19 active wells that are currently producing 100 barrels of oil per day from the Hunton limestone reservoir and 300 mcf of gas per day from the Red Fork sand reservoir. The purchase includes a total of 270 well bores of which approximately 40 will ultimately be reactivated and includes full ownership rights to a field wide gas pipeline and gathering system that offers two independent taps to the interstate gas transmission system.

Short Junction Field was originally developed by Conoco using vertical wells drilled on a 40 acre well spacing, resulting in oil and gas production from 270 active wells within the 12,000 acre leasehold. The Field currently contains 31 unplugged well bores of which 19 are currently active. EnDevCo plans an aggressive workover and recompletion program prior to December 31, 2006 which should significantly increase the daily production.

Historically the primary zone of interest has remained the Hunton formation for oil production. However, above the Hunton, the Bartlesville, Prue, Red Fork and Skinner Sandstones along with the Pink Lime zones are present and most are indicated as productive based on well log analysis.

Current bottom hole pressures recently measured in the Hunton indicate that formation pressure today is essentially the same as when the Field was originally placed on production. This unique characteristic occurs as a result of the fact that Conoco instituted a water flood pressure maintenance program in the early stages of developing the field. As a result of this pressure maintenance, the original gas cap in the Hunton reservoir has never been produced.

EnDevCo plans to implement a 3D seismic program over the leasehold later this year in order to pursue an aggressive horizontal drilling program in the Hunton formation to increase oil and gas production from that reservoir and to develop identified shallow gas sand reservoirs indicated on the subsurface well control.

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

POWER GENERATION

The Company has management experience and expertise in the areas of power plant development, operations and optimization.  The Company intends to pursue opportunities to serve as a management team representing the interests of lenders and private equity investors in control of generation assets acquired from the troubled merchant generation sector and/or to develop power generation to maximize gas development opportunities.

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

YEAR ENDED DECEMBER 31, 2005 COMPARED TO YEAR ENDED DECEMBER 31, 2004

Line	Description	Year		Differences	Percent
-		2005	2004	-	Change
-
1	Revenues	$ 713	--	$ 713	100.0%
2	Cost of Revenues	--	$120,227	$ (120,227)	(100.0)%
3	Costs and Expenses	$ 1,021,746	$ 6,041,887	$ (5,020,141)	(83.1)%
4	General and Administrative Expense	$ 179,317	$ 3,710,945	$ (3,531,628)	(95.2)%
5	Salaries and Wages Paid in Stock	$ 827,000	$ 951,500	$ (124,000)	(13.0)%
6	Shareholder Services	$ 15,429	$ 29,942	$ (14,513)	48.5%
7	Loss on Abandonment of Assets	--	$ 1,350,000	$ (1,350,000)	(100.0)%
8	Other Income and Expenses	$ 319,650	$ 98,236	$ 221,414	225.4%
9	Interest Income	--	$ 1,007	$ (1,007)	(100.0)%
10	Lawsuit Settlement	$ 452,679	--	$ 452,679	100.0%
11	Interest Expense	$ 133,029	$ 99,243	$ 33,786	34.0%

Analysis of Comparison

Line 1 - During 2005 the Company received a $713 payment for a farmout agreement.

Line 2 - The cost of revenues reflects payments the Company made to the Congo Subcontractor and recognition of the remaining $120,227 owed to the Subcontractor. On September 13, 2001 the Company entered into a consulting contract (Congo Contract) with the government of Congo-Brazzaville. During 2002 the Company received initial funding of $1,472,920 from the government of Congo-Brazzaville which was immediately transferred to the Congo Contract Subcontractor (Subcontractor). No further funding has been received by the Company from the government of Congo-Brazzaville. During 2003, it was determined the Company should recognize revenue on the Congo Contract as payments were made to the Subcontractor. During 2003, the Company recognized revenue of $1,496,500 from the Congo Contract.  The Company believes there will be no further payment from the Congo-Brazzaville on the Congo Contract.

Line 3 - Costs and Expenses overall decreased $5,020,141 during 2005. The detail explaining this increase is shown on lines 4 through 7 below.

Line 4 - General and Administrative Expense decreased $3,531,628 primarily because $31,000 in consulting fees were paid in 2005 while $3,077,500 were paid in 2004.

Line 5 - Salaries and Wages Paid in Stock decreased by $124,000 because of the resignations of E. Barger Miller III and Ernest B. Miller IV during 2005.

Line 6 - Shareholder Services decreased by $14,513 because of a reduction in the cost of annual general meeting.

Line 7 - During 2004 the Company was unsuccessful in obtaining the remaining financing necessary to obtain an interest in a natural gas project in Sicily. The Company borrowed $1,350,000 to make the initial payments in the project.

Line 8 - Other Income and Expenses overall increased $319,650 during 2005. The detail explaining this decrease is shown on lines 9 through 11 below.

Line 9 - Interest Income decreased because of the reduced interest rate earned on the Letter of Credit Deposit. The Letter of Credit Deposit was returned to the Company in 2004.

Line 10 - The Company has settled with all defendants in the lawsuit styled: Cause No: 2001-63909, Adair International Oil & Gas, Inc., et al. v. Chase Mellon Shareholder Services, Inc., et al. and will receive any additional settlement proceeds prior to May 31, 2006. No further litigation with any party regarding this case is anticipated at this time. During 2005, the Company received lawsuit proceeds of $452,679 net of expenses of $412,321. The entire amount was paid out for expense reimbursements.

Line 11 - Interest Expense increased because the Company accrued interest on various outstanding obligations.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash
	2005	2004
Net cash provided by/(used in)		-
Operating activities	$ 80,212	$ (568,596)
Investing activities	(532,101)	--
Financing activities	463,224	568,542
Increase/(decrease) in cash and cash equivalents	$ 11,335	$ (54)
	=========	=========

	At December 31
Cash and cash equivalents	$ 11,709	$ 374
	=========	=========

Cash Flow from Operating Activities

2005
Cash provided by operating activities total $80,212 in 2005, an increase of $648,808 over 2004. This increase resulted from a reduction in stock issued for expenses.

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

Cash Flow from Investing Activities

2005
Cash used by investing activities total $532,101 in 2005, an increase of $532,101 over 2004. This increase resulted from investment in the Short Junction Field project.

2004
There were no cash flows from investing activities in 2004.

Cash Flow from Financing Activities

2005
Cash provided by financing activities total $463,224 in 2005, a decrease of $105,318. This decrease resulted from the repayment of $36,776 of principal on the $400,000 note payable and from borrowing $550,000 for the Short Junction Field project.

2004
Cash provided by financing activities totaled $568,542 in 2004, compared to cash provided of $355,572 in 2003, an increase $212,970. Contributing to this increase was the payoff of the note payable for $500,000 given for partial payment oil and gas property, the reclassification of the Pace Global note payable for $281,458 to accounts payable, and an increase of notes payable in the amount of $1,350,000 given as initial payments to obtain an interest in a gas project in Sicily.

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

ITEM 7. FINANCIAL STATEMENTS

The information required hereunder is included in this report as set forth on pages 28 - 43.

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The following table sets forth the directors and executive officers of the Company.

Name	Age	Title
Richard G. Boyce	51	Director - Chief Operating Officer
John A. Brush	50	Director
Charles R. Close	47	Director
Chris A. Dittmar	59	Director - Chief Executive Officer, Corporate Secretary
E. Barger Miller III	66	Director - Chairman of the Board - Resigned 02/24/05
Ernest B. Miller IV	36	Vice President Finance - Resigned 02/28/05
Larry Swift	52	Chief Financial Officer, Assistant Corporate Secretary

At the Annual Shareholder Meeting held on September 12, 2003 the shareholders approved a proposal to establish staggered terms of service for Board of Director members and to increase the number of members of the Board of Directors to five (5). Two (2) members will serve three (3) years: Richard G. Boyce and Chris A. Dittmar. Two (2) members will serve two (2) years: John A. Brush and Charles R. Close. One (1) member will serve one (1) year: E. Barger Miller III. At the Annual Shareholder Meeting held on October 15, 2004 the shareholders reelected E. Barger Miller III to serve a three (3) year term. At the Annual Shareholder Meeting held on October 24, 2005 the shareholders reelected Charles R. Close and John A. Brush to each serve three (3) year terms. Once elected, Directors hold office until their term of service expires or until successors are elected and qualified. Officers serve at the discretion of the Board of Directors. Ernest B. Miller IV is the son of E. Barger Miller III. There are no other family relationships between or among any of the other directors and executive officers of the Company.

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

John A. Brush - Director - Currently Mr. Brush is employed as a Contract Attorney for CDX Gas Group, LLC located in Dallas, Texas. CDX Gas Group , LLC ("CDX") is a large oil and gas independent company that is a leader in the field of unconventional oil and gas drilling and completion technology and unconventional oil and gas exploration and production.

Prior to joining CDX, Mr. Brush was employed as Senior Contracts Administrator for Computer Sciences Corporation located in Houston, Texas for approximately 4 years. Computer Sciences Corporation ("CSC") is a large information technology corporation that is a leader in the field of outsourcing information technology to a worldwide client base.

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

In addition to his domestic experience, Mr. Brush's international experience includes review and negotiation of deals in Albania, Aruba, Australia, Bangladesh, Belize, Brazil, Canada, Cameroon, Chile, Croatia, Dagastan, Ecuador, Egypt, England, Equatorial Guinea, Eritrea, Gabon, Ghana, India, Indonesia, Malaysia, Netherlands, Norway, Peru, Scotland, Suriname, Thailand, Turkey and Venezuela.

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

Mr. Dittmar graduated from Cleveland State University, Cleveland, Ohio with a Juris Doctor. Mr. Dittmar completed his undergraduate studies at Iowa State University graduating with a Bachelor of Science in Economics and Finance. He is an active member in the Association of International Petroleum Negotiators and the Houston World Affairs Council.

Larry Swift - Chief Financial Officer and Assistant Corporate Secretary - Mr. Swift is currently serving as Chief Financial Officer and Assistant Corporate Secretary of EnDevCo, Inc. Mr. Swift came to work at EnDevCo, Inc. in October 2000 as Assistant Controller and became Controller in August 2002. Mr. Swift became Chief Financial Officer in September 2003.

Prior to working at EnDevCo, Inc., Mr. Swift worked in public accounting for 9 years primarily doing tax work. Mr. Swift has also held positions as Internal Auditor for Harris County Texas, Field Tax Auditor for the State of Hawaii and Agent for the Nevada Gaming Control Board in Las Vegas, Nevada.

Mr. Swift graduated from Texas Tech with a Master of Science in Accounting in Tax and from the University of Nevada at Reno with a Bachelor of Science in Accounting. Mr. Swift is a Certified Public Accountant.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Richard G. Boyce, John A. Brush, Charles R. Close, Chris A. Dittmar and Larry Swift all filed FORM 5 reports during 2006 concerning receipt of Preferred stock as compensation from the Company.

ITEM 10. EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

Beginning in August 2002, Director's annual compensation has been set at $30,000, such compensation to be payable with Preferred stock.

EXECUTIVE COMPENSATION

Executives have no 401(k) or retirement plan through the Company.

The following table reflects executive officer compensation for services to the Company for the year ended December 31, 2005.

SUMMARY COMPENSATION TABLE
ANNUAL COMPENSATION					LONG TERM COMPENSATION
NAME/POSITION	YEAR	SALARY	BONUS	TOTAL	RESTRICTED STOCK	SECURITIES	LTIP	OTHER
	-	-	-	CMPSN	AWARDS	OPTIONS/SARS	PAYOUTS	-

Richard G. Boyce / COO	2005	$ 240,000 (1)	-----	$ 240,000
	2004	$ 240,000 (1)	-----	$ 240,000	-----	-----	-----	-----
	2003	$ 240,000 (1)	-----	$ 240,000	-----	-----	-----	-----
Chris A. Dittmar / CEO	2005	$ 240,000 (1)		$ 240,000
	2004	$ 240,000 (1)	-----	$ 240,000	-----	-----	-----	-----
	2003	$ 240,000 (1)	-----	$ 240,000	-----	-----	-----	-----
Ernest B. Miller IV /	2005	$ 30,000 (2)	-----	$ 30,000	-----	-----	-----	-----
Vice President Finance	2004	$ 105,000 (3)	-----	$105,000	-----	-----	-----	-----
	2003	-----	-----	-----	-----	-----	-----	-----
Larry Swift / CFO	2005	$ 144,000 (4)	-----	$ 144,000	-----	-----	-----	-----
	2004	$ 144,000 (5)	-----	$ 144,000	-----	-----	-----	-----
	2003	$ 144,000 (5)	-----	$ 144,000	-----	-----	-----	-----

(1) 2005, 2004 and 2003 Salary paid in-kind with 240,000 shares of Preferred stock for Mr. Boyce and Mr. Dittmar.

(2) 2005 Salary paid in-kind with 30,000 shares of Preferred stock for Mr. Miller, which represents amount for employment during the first two months of the year.

(3) 2004 Salary paid in-kind with 105,000 shares of Preferred stock for Mr. Miller, which represents amount for seven months of employment beginning June 1, 2004 through December 31, 2004.

(4) 2005 Salary paid in-kind with 139,500 shares of Preferred stock and $4,500 in cash for Mr. Swift.

(5) 2004 and 2003 Salary paid in-kind with 144,000 shares of Preferred stock for Mr. Swift.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of February 28, 2006 with respect to the beneficial ownership of shares of Common stock by (i) each person who is known to the Company to beneficially own more than 5% of the outstanding shares of Common stock, (ii) each director of the Company, (iii) each officer of the Company and (iv) all officers and directors of the Company as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address* of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class

Common Stock	Richard G. Boyce - Director, Chief Operating Officer	3,067,541	1.43%
Common Stock	John A. Brush - Director	None	0.0%
Common Stock	Charles R. Close - Director	None	0.0%
Common Stock	Chris A. Dittmar - Director, Chief Executive Officer	None	0.0%
Common Stock	E. Barger Miller III - Director, Chairman of the Board	None	0.0%
Common Stock	Ernest B. Miller IV - Vice President of Finance	25,000	0.01%
Common Stock	Larry Swift - Chief Financial Officer	None	0.0%

* The address for all Officers and Directors is 2425 Fountainview Drive, Suite 215, Houston, TX 77057.

All Officers and Directors of the Company as a group hold 3,092,541 shares of Common stock, which represents 1.44% of the total outstanding shares of Common stock. As of the date of this report, the Company knows of no arrangement or understanding that will result in a change of control within the Company.

The following table sets forth certain information as of February 28, 2006, with respect to the beneficial ownership of shares of Preferred stock by (i) each person who is known to the Company to beneficially own more than 5% of the outstanding shares of Preferred stock, (ii) each director of the Company, (iii) each officer of the Company and (iv) all officers and directors of the Company as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address* of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class

Preferred Stock	Richard G. Boyce - Director, Chief Operating Officer	922,500	15.15%
Preferred Stock	John A. Brush - Director	102,500	1.68%
Preferred Stock	Charles R. Close - Director	102,500	1.68%
Preferred Stock	Chris A. Dittmar - Director, Chief Executive Officer	890,000	14.61%
Preferred Stock	E. Barger Miller III - Director, Chairman of the Board	45,000	0.74%
Preferred Stock	Ernest B. Miller IV - Vice President of Finance	135,000	2.22%
Preferred Stock	Larry Swift - Chief Financial Officer	487,500	8.00%

* The address for all Officers and Directors is 2425 Fountainview Drive, Suite 215, Houston, TX 77057.

All Officers and Directors of the Company as a group hold 2,685,000 shares of Preferred stock, which represents 44.09% of the total outstanding shares of Preferred stock. As of the date of this report, the Company knows of no arrangement or understanding that will result in a change of control within the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Board of Directors of the Company has adopted a policy that Company affairs will be conducted in all respects by standards applicable to publicly-held corporations and that the Company will not enter into loans between the Company and its officers or directors.

On December 9, 2002 the Company entered into a contract with Mirando Energy Corporation, a related party managed by Campbell Evans, to provide a line of credit. Mirando received 28,536 preferred shares during 2005 for payment of Company obligations. As of December 31, 2005, Mirando Energy Corporation owned 118,126 preferred shares, which is 1.94% of class. See Note 3 to the financial statements at page 37.

On September 25, 2003 the Company entered into a contract with Harvest Production Company, LLC, a related party managed by Campbell Evans, to acquire an option to participate in the acquisition and processing of 101 kilometers of 2D seismic, and a continuing option to participate on a joint venture basis in wells to be drilled after the interpretation of that seismic on the Rio Magdalena Association Contract comprising 58,546 hectares (144,600 acres) situated in the Upper Magdelena River region of Colombia.

On December 28, 2003 the Company entered into a contract with Pine Curtain Production Company, LLC, a related party managed by Campbell Evans to acquire an option to participate in an undivided interest of 50% in Eugene Island Block 294 and Chandeleur Block 14.

On June 7, 2004 ($400,000), August 10, 2004 ($950,000) and November 2, 2005 ($500,000) the Company entered into these Notes Payable and received a total of $1,950,000 from OCE Partners, LLC; OCE Interests, LLC; and OCE Advisors, LLC. See Note 11 to the financial statements at page 43. These entities are related parties managed by Campbell Evans. As of March 10, 2006 Chris A. Dittmar is the sole member of OCE Advisors, LLC.

On January 01, 2006 the Company entered into a farm-in agreement with BT Operating Co., a related party managed by Campbell Evans, wherein the Company will participate in the drilling and completion of four wells in Eugene Island Block 294 and/or Chandeleur Block 14 to earn a 50% working interest in each block.

As of April 11, 2006, Open Choke Energy Partners No. 1, LP and Chris A. Dittmar contributed $3,000,000 in equity to EnDevCo Eureka, LLC in order for EnDevCo Eureka to complete its purchase of the Short Junction Field in Oklahoma. EnDevCo Eureka is owned 55% by EnDevCo, Inc., 30% by Open Choke Energy Partners and 15% by Chris A. Dittmar. Open Choke Energy Partners is a related party managed by Campbell Evans. The purchase of the Short Junction Field was completed April 13, 2006.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

1. Exhibits:
See Index to Exhibits beginning on page 44 of this report.

2. On July 7, 2005, Clyde Bailey P.C., the Company's independent accountant resigned for health and other reasons. On July 8, 2005, the Company appointed Killman, Murrell & Company P.C. as accountants for Fiscal 2004. See registrant's Form 8K filed on July 12, 2005.

3. The following table details the events reported in Fiscal 2005 by the Company on Form 8-K. Each filing is incorporated herein by reference.

Filing Date	Description
02/16/2005	Item 8.01 Other Events - Settlement with John W. Adair, Jalal Alghani, Vivian Quintero
03/02/2005	Item 5.02 Departure of Principal Officers - Chairman and VP Finance resignations
07/11/2005	Item 8.01 Other Events - Jackson & Rhodes and US Stock Transfer settlements
07/12/2005	Item 4.01 Change in Accountants - Killman, Murrell and Co PC Appointed
10/28/2005	Item 5.02 Election of Directors - Charles R. Close and John A. Brush reelected to 3 year terms
10/28/2005	Item 8.01 Other Events - Ratification of Appointment of Independent Accountants
11/03/2005	Item 8.01 Other Events - EnDevCo Buys Oil and Gas Production
11/28/2005	Item 8.01 Other Events - EnDevCo Acquires Interest in Offshore Production Potential

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information relating to principal accountant fees and services is set forth under the caption "Directors' Proposal to ratify selection of Independent Public Account" on page 11 of the Company's 2005 proxy Statement. Such information is incorporated into this report by reference.

SIGNATURES

In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2006.

EnDevCo, Inc.

CHRIS A. DITTMAR

CHRIS A. DITTMAR
CHIEF EXECUTIVE OFFICER AND DIRECTOR

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated:

RICHARD G. BOYCE	JOHN A. BRUSH	CHARLES R. CLOSE
RICHARD G. BOYCE	JOHN A. BRUSH	CHARLES R. CLOSE
CHIEF OPERATING OFFICER AND DIRECTOR	DIRECTOR	DIRECTOR
March 31, 2006	March 31, 2006	March 31, 2006

CHRIS A. DITTMAR	LARRY SWIFT
CHRIS A. DITTMAR	LARRY SWIFT
CHIEF EXECUTIVE OFFICER AND DIRECTOR	CHIEF FINANCIAL OFFICER
March 31, 2006	March 31, 2006

FINANCIAL STATEMENTS
(RE: PART II. ITEM 7)

EnDevCo, Inc. and Subsidiaries
Table of Contents
DECEMBER 31, 2005

Description	Page
Report of Independent Registered Public Accounting Firm	29
Consolidated Balance Sheet	30
Consolidated Statements of Operations	31
Consolidated Statements of Changes in Shareholders' Deficit	32
Consolidated Statements of Cash Flows	33
Notes to Financial Statements	34

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
EnDevCo, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheet of EnDevCo, Inc. and Subsidiaries (the "Company") as of December 31, 2005, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the years ended December 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of EnDevCo, Inc. and Subsidiaries as of December 31, 2005, and the consolidated results of their operations and their cash flows for the years ended December 31, 2005 and 2004, in conformity with United States generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the consolidated financial statements, the Company has suffered recurring losses from operations, has limited capital resources and the need to raise substantial amounts of money to develop the oil and gas leases currently owned raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 9. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Killman, Murrell & Company, P.C.
KILLMAN, MURRELL & COMPANY, P.C.
Odessa, Texas
March 31, 2006

EnDevCo, Inc. and Subsidiaries
Consolidated Balance Sheet
As of December 31, 2005

ASSETS

Current Assets
Cash	$ 11,709
Prepaid expense	609

Total Current Assets		$ 12,318

Property and Equipment
Oil and gas properties and equipment under
full cost method		2,867,101

Total Assets		$ 2,879,419
		=========

LIABILITIES

Current Liabilities
Accounts payable	$ 2,554,335
Accrued interest	96,154
Taxes payable	225,908
Accrued expenses	93,435

Total Current Liabilities		$ 2,969,832

Non-current Liabilities
Notes payable - related party		1,863,224

Total Liabilities		$ 4,833,056

STOCKHOLDERS' DEFICIT

"Series A" Convertible Preferred Stock
10,000,000 shares authorized, $0.01 par value,
6,090,020 shares outstanding	60,901
Common Stock
500,000,000 shares authorized, without par value,
214,059,750 shares outstanding	36,625,552

Additional Paid in Capital	6,029,120
Retained Deficit	(44,669,210)

Total Stockholders' Deficit		(1,953,637)

Total Liabilities and Stockholders' Deficit		$ 2,879,419
		=========

The accompanying notes are integral part of the consolidated financial statements.

EnDevCo, Inc. and Subsidiaries
Consolidated Statements of Operations

	Years Ended December 31,

	2005	2004

	____________________	____________________
Revenues
Consulting fees	$ --	$ --
Other revenue	713	--
	___________________	___________________
Total Revenues	713	--

Cost of Revenues
Subcontractors	--	120,227
	___________________	___________________
Gross Profit	--	(120,227)

Costs and Expenses
General and administrative	179,317	3,710,945
Salaries and wages	827,000	951,000
Shareholder services	15,429	29,942
Loss on abandonment of assets	--	1,350,000
	___________________	___________________
Total Expenses	1,021,746	6,041,887
	___________________	___________________
Net loss from operations	$ (1,021,033)	$ (6,162,114)

Other Income and Expenses
Interest and other income	--	1007
Lawsuit settlement, net of $412,321 in expenses	452,679	--
Interest expense	(133,029)	(99,243)
	____________	____________
Total Other Income (Expenses)	319,650	(98,236)
	___________________	___________________
Net Loss	$ (701,383)	$ (6,260,350)
	===========	===========

Basic and Diluted Loss Per Common Share	$ (0.00)	$ (0.04)
	___________________	___________________
Weighted Average Number of Common Shares
Used in Basic and Diluted Loss Per Share Calculations	202,444,365	172,538,462
	===========	===========

The accompanying notes are integral part of the consolidated financial statements.

EnDevCo, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Deficit
For the Years Ended December 31, 2005 and 2004

	Preferred Stock		Common Stock		Additional	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Paid-In-Capital	Earnings	Equity

Balance, December 31, 2003	4,150,495	$ 41,505	150,000,000	$ 33,228,461	$ 4,108,990	$ (37,707,477)	$ (328,521)

Issuances of Preferred Shares:
For Salaries and Directors' Fees	951,000	9,510			941,490		951,000
For Company Obligations	137,489	1,375			136,114		137,489
Issuance of Common Shares:
For Company Obligations			47,000,000	3,077,500			3,077,500
Net (Loss)						(6,260,350)	(6,260,350)
	__________	__________	_______________	_______________	_______________	_______________	_______________
Balance, December 31, 2004	5,238,984	$ 52,390	197,000,000	$ 36,305,961	$ 5,186,594	$ (43,967,827)	$ (2,422,882)

Issuances of preferred shares:
For Salaries and Directors Fees	822,500	8,225			814,275		822,500
For Company Obligations	28,536	286			28,251		28,537
Issuance of Common Shares:
For Investment			15,000,000	285,000			285,000
For Company Obligations			2,059,750	34,591			34,591
Net (Loss)						(701,383)	(701,383)
	_______________	_______________	_______________	_______________	_______________	_______________	_______________
Balance, December 31, 2005	6,090,020	$ 60,901	214,059,750	$ 36,625,552	$ 6,029,120	$ (44,669,210)	$ (1,953,637)
	=========	=========	=========	=========	========	========	========

The accompanying notes are integral part of the consolidated financial statements.

EnDevCo, Inc. and Subsidiaries
Consolidated Statements of Cash flows

	Years Ended December 31,

	2005	2004

	____________________________	____________________________
Cash flows from operating activities:
Net loss	$ (701,383)	$ (6,260,350)

Adjustments to reconcile net loss to net cash
provided by operating activities:
Issuance of stock for expenses	854,628	3,214,989
Issuance of stock for consulting	31,000	951,000
Changes in assets and liabilities
Accounts receivable	--	527,080
Investment account	--	705,812
Prepaid expenses	(609)	2,364
Unearned revenue	--	(527,080)
Accounts payable	(27,498)	514,231
Taxes payable	23,387	39,788
Accrued interest	46,325	49,829
Accrued expenses	(145,638)	213,741
	___________________	___________________
Net cash provided (used) in operating activities	$ 80,212	$ (568,596)

Cash flows from investing activities:

Purchase of oil and gas property	(532,101)	--
Pledged investment account	--	--
	___________________	___________________
Net cash used by investing activities	$ (532,101)	$ --

Cash flows from financing activities:

Reduction in notes payable	(36,776)	(781,458)
Increase in notes payable	500,000	1,350,000
	___________________	___________________
Net cash provided by financing activities	$ 463,224	$ 568,542
	___________________	___________________
Net increase (decrease) in cash	11,335	(54)

Cash and cash equivalents
Cash Balance, Begin Period	374	428
	___________________	___________________
Cash Balance, End Period	$ 11,709	$ 374
	===========	===========
Supplemental Cash Flow information
Cash paid for interest	63,318	--
Cash paid for income taxes	--	--
Stock issued for oil and gas leases	$ 285,000
Stock issued for services	$ 885,628
Note payable	$ 50,000	$ 4,165,989

The accompanying notes are integral part of the consolidated financial statements.

EnDevCo, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
December 31, 2005

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

Principles of Consolidation -- The consolidated financial statements include the accounts of EnDevCo, Inc. and its wholly owned subsidiaries, EnDevCo Minerals, Inc., EnDevCo Refining Corporation, Superior Stock Transfer, Inc., EnDevCo Eureka, LLC, Africa Energy Group, Inc. and Adair Colombia Oil and Gas, S.A. (the "Company") All material inter-Company balances and transactions have been eliminated in consolidation. All subsidiaries except Superior Stock Transfer, Inc. (the Company's transfer agent) were inactive at December 31, 2005 and 2004.

Cash and cash equivalents -- The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Fair value of financial instruments - Management estimates that the carrying value of financial instruments reported in the financial statements approximates their fair values.

Reclassifications - Certain reclassifications were made to the 2005 financial statement presentation in order to conform to the 2004 financial statement presentation.

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

No depreciation and amortization was expensed for the years ending December 31, 2005 and 2004.

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

EnDevCo, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
December 31, 2005

NOTE 1 - Summary of Significant Accounting Policies (cont)

Loss Per Share -- Basic loss per share is computed by dividing the loss by the weighted average number of common shares outstanding.

Diluted loss per share is computed using the weighted average number of common shares and the dilutive securities outstanding. Dilutive securities having an anti-dilutive effect on diluted loss per share are excluded from the calculation.

Use of Estimates -- Management uses estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates.

Long-Lived Assets - The Company routinely evaluates the carrying value of its long-lived assets. The company records impairment losses when events or circumstances indicate that a long-lived asset's carrying value may not be recovered. The Company recognized impairment loss of $1,350,000 during the year ended December 31, 2004 in connection with leases it had acquired and was unable to fund or develop.

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
December 31, 2005

NOTE 1 - Summary of Significant Accounting Policies (cont)

The effective date of SFAS No. 123R is the first reporting period beginning after June 15, 2005, and the Company expects to adopt SFAS No. 123R effective July 1, 2005. SFAS No. 123R permits companies to adopt its requirements using either a "modified prospective" method, or a "modified retrospective" method. Under the "modified prospective" method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments granted after that date and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the "modified retrospective" method, the requirements are the same as under the "modified prospective" method, but also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS No 123. The Company is currently evaluating the appropriate transition method. Through December 31, 2005, the Company had not had any stock-based compensation awards.

NOTE 2 - Oil & Gas Operations

Gulf of Mexico - The Company has entered into a farm-in agreement with BT Operating Co. wherein the Company will participate in the drilling and completion of four wells in Eugene Island Block 294 and/or Chandeleur Block 14 to earn a 50% working interest in each block prior to December 31, 2007.

The Company has also entered into a farm-in agreement with Noble Energy, Inc., Mariner Energy, Inc., and Entech Enterprises, Inc. which grants the Company an assignment of their operating rights down to a depth of 12,600 feet upon the initial commercial completion of the "OC" pay sand. Open Choke Energy, LLC has a 67% interest in the farm-in agreement and EnDevCo has the remaining 33% interest.

The Company has designated Open Choke as the project Operator who will re-enter the existing East Cameron 71-7 well and attempt to complete the "OC" pay sand. In the event that this re-entry is not successful, EnDevCo has the right to drill a replacement well to test the "OC" pay sand within a reasonable time frame.

Pursuant to a joint participation agreement between EnDevCo and Open Choke, the Company will have access to the production platforms on East Cameron Block 71/72 Field which are equipped with all necessary production facilities and pipelines to support increased oil and gas production resulting from drilling and completing new wells.

Upper Magdalena River Region, Colombia - On September 25, 2003, the Company purchased from Harvest Production Company, LLC an option to participate in the acquisition and processing of 101 kilometers of 2D seismic, and a continuing option to participate on a joint venture basis in wells to be drilled after the interpretation of that seismic on their Rio Magdelena Association Contract comprising 58,546 hectares (144,600 acres) situated in the Upper Magdelena River region of Colombia. On June 25, 2005 the Company acquired an option from Harvest Production Company, LLC to purchase 50% of seller's interest in the assets covered by the September 25, 2003 option, proven undeveloped reserves in the the block and seller's proprietary data previously acquired over the lease acreage described above, in consideration of the Company securing financing for development. This option expires June 30, 2007.

Cleveland County, Oklahoma - On April 13, 2006, the Company has acquired a 98.712% working interest with a 76.9954% net revenue interest in the West Short Junction Unit and a 100% working interest with a 78% net revenue interest in the Central Short Junction Unit hereinafter referred to as the ("Short Junction Field and/or the Field") located in Oklahoma City, Oklahoma through its subsidiary EnDevCo Eureka, LLC for a purchase price of $11.5 million. EnDevCo Eureka is owned 55% by its parent EnDevCo, Inc. and 45% by private investors who are related parties. These investors contributed $3.0 million in equity to enable EnDevCo to consummate the transaction. EnDevCo Eureka, LLC, managed by EnDevCo personnel, will be the Operator for the project with an acquisition date of January 01, 2006.

The 12,000 acre leasehold is fully unitized and is comprised of 19 active wells that are currently producing 100 barrels of oil per day from the Hunton limestone reservoir and 300 mcf of gas per day from the Red Fork sand reservoir. The purchase includes a total of 270 well bores of which approximately 40 will ultimately be reactivated and includes full ownership rights to a field wide gas pipeline and gathering system that offers two independent taps to the interstate gas transmission system.

Short Junction Field was originally developed by Conoco using vertical wells drilled on a 40 acre well spacing, resulting in oil and gas production from 270 active wells within the 12,000 acre leasehold. The Field currently contains 31 unplugged well bores of which 19 are currently active. EnDevCo plans an aggressive workover and recompletion program prior to December 31, 2006 which should significantly increase the daily production.

Historically the primary zone of interest has remained the Hunton formation for oil production. However, above the Hunton, the Bartlesville, Prue, Red Fork and Skinner Sandstones along with the Pink Lime zones are present and most are indicated as productive based on well log analysis.

Current bottom hole pressures recently measured in the Hunton indicate that formation pressure today is essentially the same as when the Field was originally placed on production. This unique characteristic occurs as a result of the fact that Conoco instituted a water flood pressure maintenance program in the early stages of developing the field. As a result of this pressure maintenance, the original gas cap in the Hunton reservoir has never been produced.

EnDevCo plans to implement a 3D seismic program over the leasehold later this year in order to pursue an aggressive horizontal drilling program in the Hunton formation to increase oil and gas production from that reservoir and to develop identified shallow gas sand reservoirs indicated on the subsurface well control.

EnDevCo, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
December 31, 2005

NOTE 3 - Non-monetary Stock Transactions

Included in the Company's consolidated statement of operations for the periods ended December 31, 2005 and December 31, 2004 were expenses that were paid with Company stock. The Company issued stock in lieu of cash in transactions summarized as follows for the year ended December 31, 2005 and 2004. The preferred shares issued for other obligations during 2005 and 2004 were issued to Mirando Energy Corporation, a related party managed by Campbell Evans. See Item 12 Certain Relationships and Related Transactions at page 25 and Note 11 to these financial statements at page 43.

	December 31, 2005			December 31, 2004
	Common	Preferred	Value	Common	Preferred	Value
For Salaries	--	822,500	$ 822,500	--	951,000	$ 951,000
Other Obligations	2,059,750	28,536	$ 63,128	47,000,000	137,489	$ 3,214,989
Investment	15,000,000	--	$ 285,000	--	--	--
	___________	__________	__________	__________	__________	__________
Total	17,059,750	851,036	$ 1,170,628	47,000,000	1,088,489	$ 4,165,989
	==========	=========	=========	========	========	========

EnDevCo, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
December 31, 2005

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

NOTE 4 - Revenues

The Company recognized $713 of revenue for a farmout agreement payment.

NOTE 5 - Preferred Stock

The Board of Directors passed a Corporate Resolution that reads, "Pursuant to and in accordance with Article 2.13 of the Texas Business Corporation Act of the State of Texas the Company does hereby certify that, pursuant to the authority conferred on the Board of Directors by the Articles of Incorporation of the Corporation, and pursuant and in accordance with Article 2.13 of the Texas Business Corporation Act of the State of Texas, said Board of Directors, pursuant to unanimous written consent dated December 9, 2002, duly adopted a resolution providing for the authorization and issuance of 5,000,000 shares of "Series A" Convertible Preferred Stock, $0.01 par value per share (the "Series A" Preferred Stock). At the annual shareholders meeting held on October 15, 2004, the shareholders approved an increase in the total number of authorized "Series A" convertible preferred shares with a $0.01 par value to 10,000,000. As of December 31, 2005 and 2004 there were 6,090,020 and 5,238,984 shares outstanding respectively.

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

During the year ended December 31, 2005 a total of 851,036 shares of preferred stock was issued and recorded at the rate of $1.00 per share as approved by the Board of Directors. The shares were issued for salaries and directors' fees and other Company obligations.

EnDevCo, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
December 31, 2005

NOTE 6 - Commitments and Contingencies

Legal Proceedings for the Year Ended December 31, 2005:

As of December 31, 2005, the law firm of Ware, Jackson, Lee & Chambers, L.L.P. ("WJLC"), along with the law firm of G. Wesley Urquhart, P.C., were and remain the attorneys of record for the Company in a case styled: Cause No: 2001-63909; Adair International Oil & Gas, Inc., et al. v. Chase Mellon Shareholder Services, Inc., et al.

The Company's original claims in this lawsuit against John W. Adair ("Adair"), Jalal Alghani ("Alghani") and Vivian Quintero ("Quintero") involved allegations of fraud, conspiracy, and breach of fiduciary duties owed to the Company by Adair and Alghani while they were officers and directors of the Company. The Company's claims against Quintero involved allegations of fraud, conspiracy, and breach of fiduciary duties while she was employed by the Company as office manager and personal assistant to Adair during the time he served as Chairman of the AIGI Board of Directors. The Company has settled each of the above-mentioned claims against Adair, Alghani, and Quintero.

In June 2003, the Company sued, and thus, added certain stock transfer agents, brokerage firms, and auditing firms to the lawsuit. These transfer agents, brokerage firms and auditing firms are currently the only remaining defendants in this lawsuit of which the Company's claims include negligence, gross negligence, fraud, conspiracy, and breach of fiduciary duty. The Company settled its claims in mediation against (1) auditor, Jackson & Rhodes, and (1) transfer agent, U.S. Stock Transfer Corp.

The Company settled its claims against the remaining Defendants, which were (3) auditors, Malone & Bailey, Jack Sisk & Company, Braden Bennick, Goldstein, Gazaway & Company; (2) transfer agents, Chase & Mellon Shareholder Services, Inc. and Mellon Investor Services, LLC and (2) stockbroker firms, Union Securities Ltd. and Merrill Lynch after mediation, but before trial.

The Company has settled with all defendants and will receive any additional settlement proceeds prior to May 31, 2006. No further litigation with any party regarding this case is anticipated at this time.

The Company is a party to various claims, but is not a party to any other litigation at this time. Although no assurances can be given, the Company believes based on its experience to date, that the ultimate resolution of such items, individually or in the aggregate, would not have a material adverse impact on the Company's financial position or results of operations.

EnDevCo, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
December 31, 2005

NOTE 6 - Commitments and Contingencies (cont)

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

EnDevCo, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
December 31, 2005

NOTE 7 - Supplemental Oil and Gas Information (Unaudited)

Costs Incurred and Capitalized Costs in Oil and Gas Producing Activities are as follows:

Description	Harvest	Pine Curtain	Sicily	Short Junction	Total

Total, December 31, 2003	$ 1,000,000	$ 1,000,000	$ --	$ --	$ 2,000,000

Oil and Gas Properties	$ 1,000,000	$ 1,000,000	$ 1,350,000	--	$ 3,350,000
Less Accumulated Depr/Depl	--	--	--	--	--
Loss on Abandonment	__________	__________	(1,350,000)	--	(1,350,000)

Total, December 31, 2004	$ 1,000,000	$ 1,000,000	$ --	$ --	$ 2,000,000

Oil and Gas Properties	$ 1,000,000	$ 1,000,000	$ --	$ 867,101	$ 2,867,101
Less Accumulated Depr/Depl	--	--	--	--	--

Total, December 31, 2005	$ 1,000,000	$ 1,000,000	$ --	$ 867,101	$ 2,867,101
	=========	=========	=========	=========	=========

Gulf of Mexico - The Company has entered into a farm-in agreement with BT Operating Co. wherein the Company will participate in the drilling and completion of four wells in Eugene Island Block 294 and/or Chandeleur Block 14 to earn a 50% working interest in each block prior to December 31, 2007.

The Company has also entered into a farm-in agreement with Noble Energy, Inc., Mariner Energy, Inc., and Entech Enterprises, Inc. which grants the Company an assignment of their operating rights down to a depth of 12,600 feet upon the initial commercial completion of the "OC" pay sand. Open Choke Energy, LLC has a 67% interest in the farm-in agreement and EnDevCo has the remaining 33% interest.

The Company has designated Open Choke as the project Operator who will re-enter the existing East Cameron 71-7 well and attempt to complete the "OC" pay sand. In the event that this re-entry is not successful, EnDevCo has the right to drill a replacement well to test the "OC" pay sand within a reasonable time frame.

Pursuant to a joint participation agreement between EnDevCo and Open Choke, the Company will have access to the production platforms on East Cameron Block 71/72 Field which are equipped with all necessary production facilities and pipelines to support increased oil and gas production resulting from drilling and completing new wells.

Upper Magdalena River Region, Colombia - On September 25, 2003, the Company purchased from Harvest Production Company, LLC an option to participate in the acquisition and processing of 101 kilometers of 2D seismic, and a continuing option to participate on a joint venture basis in wells to be drilled after the interpretation of that seismic on their Rio Magdelena Association Contract comprising 58,546 hectares (144,600 acres) situated in the Upper Magdelena River region of Colombia. On June 25, 2005 the Company acquired an option from Harvest Production Company, LLC to purchase 50% of seller's interest in the assets covered by the September 25, 2003 option, proven undeveloped reserves in the the block and seller's proprietary data previously acquired over the lease acreage described above, in consideration of the Company securing financing for development. This option expires June 30, 2007.

Cleveland County, Oklahoma - On April 13, 2006, the Company has acquired a 98.712% working interest with a 76.9954% net revenue interest in the West Short Junction Unit and a 100% working interest with a 78% net revenue interest in the Central Short Junction Unit hereinafter referred to as the ("Short Junction Field and/or the Field") located in Oklahoma City, Oklahoma through its subsidiary EnDevCo Eureka, LLC for a purchase price of $11.5 million. EnDevCo Eureka is owned 55% by its parent EnDevCo, Inc. and 45% by private investors who are related parties. These investors contributed $3.0 million in equity to enable EnDevCo to consummate the transaction. EnDevCo Eureka, LLC, managed by EnDevCo personnel, will be the Operator for the project with an acquisition date of January 01, 2006.

The 12,000 acre leasehold is fully unitized and is comprised of 19 active wells that are currently producing 100 barrels of oil per day from the Hunton limestone reservoir and 300 mcf of gas per day from the Red Fork sand reservoir. The purchase includes a total of 270 well bores of which approximately 40 will ultimately be reactivated and includes full ownership rights to a field wide gas pipeline and gathering system that offers two independent taps to the interstate gas transmission system.

Short Junction Field was originally developed by Conoco using vertical wells drilled on a 40 acre well spacing, resulting in oil and gas production from 270 active wells within the 12,000 acre leasehold. The Field currently contains 31 unplugged well bores of which 19 are currently active. EnDevCo plans an aggressive workover and recompletion program prior to December 31, 2006 which should significantly increase the daily production.

Historically the primary zone of interest has remained the Hunton formation for oil production. However, above the Hunton, the Bartlesville, Prue, Red Fork and Skinner Sandstones along with the Pink Lime zones are present and most are indicated as productive based on well log analysis.

Current bottom hole pressures recently measured in the Hunton indicate that formation pressure today is essentially the same as when the Field was originally placed on production. This unique characteristic occurs as a result of the fact that Conoco instituted a water flood pressure maintenance program in the early stages of developing the field. As a result of this pressure maintenance, the original gas cap in the Hunton reservoir has never been produced.

EnDevCo plans to implement a 3D seismic program over the leasehold later this year in order to pursue an aggressive horizontal drilling program in the Hunton formation to increase oil and gas production from that reservoir and to develop identified shallow gas sand reservoirs indicated on the subsurface well control.

EnDevCo, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
December 31, 2005

NOTE 8 - Earnings Per Share

The following reconciles the components of the earnings per share (EPS) computation:

	2005			2004

	(Loss)	Common Shares	Loss Per Share	(Loss)	Common Shares	Loss Per Share
Net Income	($701,838)	202,444,365	($.00)	($6,260,350)	172,538,462	($.04)

Effect of Dilutive Securities:
"Series A" Preferred Stock
	($701,838)	202,444,365	($.00)	($6,260,350)	172,538,462	($.04)

As of December 31, 2005 a total of 6,090,020 shares of preferred stock have been issued and recorded at the rate of $1.00 per share as approved by the Board of Directors. Each share of "Series A" Preferred Stock which is then outstanding shall at the sole election of the holder be converted into fully paid and non-assessable shares of Common Stock of the Corporation at a conversion rate of 1,000 shares of Common Stock for each share of "Series A" Preferred Stock. These shares are not included in the calculation of diluted EPS as they would be considered anti-dilutive.

NOTE 9 - Going Concern

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. In 2004, the Company borrowed $1,350,000 and used the funds to purchase an oil and gas lease in Sicily and subsequently lost the lease due to the Company's inability to raise an additional $38,150,000 in drilling and development funds. The Company must raise a minimum of $5,000,000 to drill and develop the three leases currently owned. The Company is currently in the process of raising the required funds, but there can be no assurance, that funds can be secured. The Company is currently in default on numerous contracts, leases and judgments all dated prior to August 05, 2002. The matters described above raise substantial doubt about the Company's ability to continue as a going concern.

EnDevCo, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
December 31, 2005

NOTE 10 - Income Taxes

The provision for income taxes has been calculated based on federal statutory rates of 34%. Net operating losses expire twenty years from the time they are incurred for federal tax purposes.

	Years ended December 31,
	2005	2004

Income tax benefit calculated
using the statutory rates	$ 238,470	$ 2,128,519
Nondeductible expenses	(279,649)	(323,340)
Changes in valuation allowance	41,179	(1,805,179)
	$ --	$ --
	==========	==========
Temporary differences, which give rise to deferred tax assets and liabilities are as follows:
	Years ended December 31,
	2005	2004

Deferred Tax Asset
Net operating losses	$ 12,232,688	$ 12,273,867
Valuation allowance	(12,232,688)	(12,273,867)
	___________	___________
	$ --	$ --
	==========	==========

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

NOTE 11 - Notes Payable - Related Party

The Company has four notes payable totaling $1,863,224. All four notes accrue interest at the LIBOR monthly average interest coupon rate (4.39% at December 31, 2005. The first two notes are in the amounts of $363,224 and $950,000 and are due and payable December 31, 2007. The last two are in the amounts of $500,000 and $50,000 and are due and payable June 30, 2009. The maker of each note consists of the following related parties who are managed by Campbell Evans: OCE Partners, LLC; OCE Interests, LLC; and OCE Advisors, LLC. All notes are unsecured.

EnDevCo, Inc. and Subsidiaries
December 31, 2005

INDEX TO EXHIBITS
-
3(i)	Restatement of the Articles of Incorporation, as restated September 19, 2003 incorporated by reference to the registrant's Form 8K filed on June 2, 2004.

3(ii)	Bylaws, as revised to May 1, 2004, incorporated by reference to registrant's Form 10KSB filed on September 9, 2005

16	Letter on Change in Certifying Accountant incorporated by reference to the registrant's Form 8K filed on July 12 2005.

21	Subsidiaries of the Registrant, see page 46 of this report.

31.1	Certification per Rule 13a-14(a) by Chief Executive Officer, see page 47 of this report.

31.2	Certification per Rule 13a-14(a) by Chief Financial Officer, see page 49 of this report.

32.1	Certification per Section 1350 by Chief Executive Officer, see page 51 of this report.

32.2	Certification per Section 1350 by Chief Financial Officer, see page 52 of this report.

Exhibit 21 - Subsidiaries of the Registrant

	Name	Jurisdiction	DBA
of Incorporation

1.	Superior Stock Transfer, Inc.	Texas	Same
(FKA) Superior Geophysical, Inc.

2.	EnDevCo Minerals, Inc.	Texas	Same
(FKA) Adair Exploration, Inc.

3.	EnDevCo Refining Corporation	Bahamas	Same
(FKA) Adair Yemen Exploration Ltd.

4.	Adair Colombia Oil & Gas, S.A.	Panama	Same

5.	Africa Energy Group, Inc.	Bahamas	Same

EXHIBIT 31.1
CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO RULE 13A-14(A) OR 15D-14(A) UNDER THE SECURITIES EXCHANGE ACT OF 1934

I, Chris A. Dittmar, certify that:

1. I have reviewed this Annual Report on Form 10KSB of EnDevCo, Inc. (the "Company");

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

March 31, 2006

CHRIS A DITTMAR

CHRIS A DITTMAR
CHIEF EXECUTIVE OFFICER

EXHIBIT 31.2
CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO RULE 13A-14(A) OR 15D-14(A) UNDER THE SECURITIES EXCHANGE ACT OF 1934

I, Larry Swift, certify that:

1. I have reviewed this Annual Report on Form 10KSB of EnDevCo, Inc. (the "Company");

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

March 31, 2006

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

I, Chris A. Dittmar, Chief Executive Officer of EnDevCo, Inc. (the "Company"), certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The report on Form 10KSB for the period ended December 31, 2005 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the date and for the periods reported therein.

March 31, 2006

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

I, Larry Swift, Chief Financial Officer of EnDevCo, Inc. (the "Company"), certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The report on Form 10KSB for the period ended December 31, 2005 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the date and for the periods reported therein.

March 31, 2006

LARRY SWIFT

LARRY SWIFT
CHIEF FINANCIAL OFFICER