Form 10QSB
period 2006-03-31
ENDEVCO INC
filed 2006-05-15
CIK 355300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 2006

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

The number of shares outstanding of the registrant's common stock as of March 31, 2006 was 216,409,750.

Transitional Small Business Disclosure Format: [ ] Yes [X] No

ENDEVCO, INC. AND SUBSIDIARIES
TABLE OF CONTENTS
MARCH 31, 2006

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements
Consolidated Balance Sheets - March 31, 2006 (Unaudited) and December 31, 2005	2
Consolidated Statements of Operations (Unaudited) - Three Months Ended March 31, 2006 and 2005	3
Consolidated Statement of Cash Flows (Unaudited) - Three Months Ended March 31, 2006 and 2005	4
Notes to Consolidated Financial Statements (Unaudited)	5-7

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	8-11

ITEM 3. Controls and Procedures	11

PART II - OTHER INFORMATION

ITEM 1 through ITEM 6	12-13

SIGNATURES AND CERTIFICATIONS	14-18

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EnDevCo, Inc. and Subsidiaries
Consolidated Balance Sheets
March 31, 2006 Compared to December 31, 2005

	03/31/2006	12/31/2005
	(Unaudited)
ASSETS (Unaudited)
Current Assets
Cash	$ 7,322	$ 11,709
Accounts receivable	457,810	--
Prepaid expense	--	609

Total Current Assets	465,132	12,318

Property and Equipment
Oil and gas properties and equipment under full cost method	5,110,417	2,867,101
Less accumulated depreciation depletion and amortization	(30,000)	--

Net Property and Equipment	5,080,417	--

Total Assets	$ 5,575,549	$ 2,879,419
	==========	==========

LIABILITIES
Current Liabilities
Accounts payable	$ 2,804,629	$ 2,554,335
Accrued interest	46,684	96,154
Accrued expenses	98,466	93,435
Accrued salary	198,000
Taxes payable	229,918	225,908

Total Current Liabilities	3,377,697	2,969,832

Long-Term Liabilities
Notes payable - related party	1,863,224	1,863,224

Total Long-Term Liabilities	1,863,224	1,863,224

Total Liabilities	$ 5,240,921	$ 4,833,056

Minority Interest	$ 2,157,833	$ --

STOCKHOLDERS' DEFICIT
Preferred Stock
10,000,000 shares authorized, $0.01 par value,
6,090,020 shares outstanding December 31, 2005 and
6,090,020 shares outstanding March 31, 2006	60,901	60,901
Common Stock
500,000,000 shares authorized, without par value
214,059,750 shares outstanding December 31, 2005 and
215,409,750 shares outstanding March 31, 2006	36,674,052	36,625,552
Additional Paid in Capital	6,029,429	6,029,120
Retained Deficit	(44,617,587)	(44,669,210)

Total Stockholders' Deficit	(1,853,205)	(1,953,637)

Total Liabilities, Minority Interest and Stockholders' Deficit	$ 5,575,549	$ 2,879,419
	==========	===========

The accompanying notes are integral part of the consolidated financial statements.

EnDevCo, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Three Months Ended March 31, 2006 and 2005
(Unaudited)

	For the Three Months Ended
	March 31
	2006	2005
Revenues
Oil Sales	$ 368,622	$ --
Gas Sales	98,099
Pipeline Sales	24,684	--

Total Revenues	491,405	--

Cost of Revenues
Lease Operating Costs	77,069	--
Production Taxes	33,595

Total Cost of Revenues	110,664

Gross Profit	380,741	--

Costs and Expenses
General and administrative	297,966	15,088
Depreciation depletion and amortization	30,000	--
Salaries and wages paid in stock	--	233,000

Total Costs and Expenses	327,966	248,088

Net Profit (Loss) from Operations	$ 52,775	$ (248,088)

Other Income and Expenses
Other income	191,545	--
Interest expense	(34,865)	(8,635)

Total Other Income(Expenses)	$ 156,683	$ (8,635)

Minority Interest in Earnings	(157,833)	--

Net Loss	$ (1,150)	$ (256,723)
	==========	==========

Basic and Diluted Loss Per Common Share	$ (0.00)	$ (0.00)

Weighted average number of common
shares used in basic and diluted
loss per share calculations	214,647,250	197,000,000
	==========	==========

The accompanying notes are integral part of the consolidated financial statements.

EnDevCo, Inc. and Subsidiaries
Consolidated Statement of Cash Flows

	Three Months Ended
	March 31,
	(Unaudited)
	2006	2005
Cash Flows from Operating Activities

Net Loss	$ (1,150)	$ (256,723)
Minority Interest	157,833
Adjustments to Reconcile Net Loss to Net Cash
Provided by operating activities:
Issuance of stock for expenses	--	241,498
Issuance of stock for consulting	48,500	--
Changes in assets and liabilities:
Prepaid expenses	609	--
Accounts receivable	(457,810)
Accrued interest	(49,470)	--
Accounts payable	250,296	8,219
Accrued expenses	203,030	7,006
Taxes payable	4,010	--
Net Cash Provided by Operating Activities	$ 155,848	$ --

Cash Flows from Investing Activities:
Purchase oil and gas property	$(2,160,235)	$ --

Cash Flows from Financing Activities:
Capital contributions	$ 2,000,000	--
Net Increase(Decrease) in Cash	(4,387)	--

Cash Balance, Begin Period	11,709	374
Cash Balance, End Period	$ 7,322	$ 374
	=========	=========
Supplemental Disclosures:
Cash paid for interest	$ --	$ --
Cash paid for income taxes	$ --	$ --
Stock issued for oil and gas property	$ --	$ --
Stock issued for services	$ 48,500	$ 241,498
Stock issued for accounts payable	$ --	$ 4,930

The accompanying notes are integral part of the consolidated financial statements.

EnDevCo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2006

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

No depreciation and amortization was expensed for the three months ending March 31, 2006 and 2005.

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
March 31, 2006

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

NOTE 2 - Non-monetary Stock Transactions

Included in the Company's consolidated statement of operations for the period ended March 31, 2006 were expenses that were paid with Company stock.  The Company issued stock in lieu of cash in transactions summarized as follows for the three months ended March 31, 2006:

	March 31, 2006
Description	Common Shares	Value
Other Company Obligations	350,000	$ 48,500

Total	350,000	$ 48,500
	=========	=========

The fair value of the Company's common stock issued for services was deemed to be the closing trading price of the Company's common stock on the date of issuance.

EnDevCo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2006

NOTE 3 - Preferred Stock

The Board of Directors passed a Corporate Resolution that reads, "Pursuant to and in accordance with Article 2.13 of the Texas Business Corporation Act of the State of Texas the Company does hereby certify that, pursuant to the authority conferred on the Board of Directors by the Articles of Incorporation of the Corporation, and pursuant and in accordance with Article 2.13 of the Texas Business Corporation Act of the State of Texas, said Board of Directors, pursuant to unanimous written consent dated December 9, 2002, duly adopted a resolution providing for the authorization and issuance of 5,000,000 shares of "Series A" Convertible Preferred Stock, $0.01 par value per share (the "Series A" Preferred Stock). ). At the annual shareholders meeting held on October 15, 2004, the shareholders approved an increase in the total number of authorized "Series A" convertible preferred shares with a $0.01 par value to 10,000,000. As of March 31, 2006, there were 6,090,020 shares outstanding.

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

During the quarter ended March 31, 2006 no shares of Preferred Stock were issued.

NOTE 4 - Notes Payable - Related Party

The Company has four notes payable totaling $1,863,224. All four notes accrue interest at the LIBOR monthly average interest coupon rate (4.826% at March 31, 2006). The first two notes are in the amounts of $363,224 and $950,000 and are due and payable December 31, 2007. The last two are in the amounts of $500,000 and $50,000 and are due and payable June 30, 2009. The maker of each note consists of the following related parties who are managed by Campbell Evans: OCE Partners, LLC; OCE Interests, LLC; and OCE Advisors, LLC. All notes are unsecured.

EnDevCo, Inc. and Subsidiaries
March 31, 2006

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
March 31, 2006

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

THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2005

Line	Description	Three Months Ended March 31,		Differences	Percent
		2006	2005		Change

1	Revenues	$ 491,405	--	$ 491,405	100.0%
2	Cost of Revenues	$ 110,664	--	$ 110,664	100.0%
3	Costs and Expenses	$ 327,966	$ 248,088	$ 79,878	32.2%
4	General and Administrative Expense	$ 297,966	$ 15,088	$ 282,878	1,874.9%
5	Deprection Depletion and Amort.	$ 30,000	--	$ 30,000	100.0%
6	Salaries and Wages Paid in Stock	--	$ 233,000	$ (233,000)	(100.0)%
7	Other Income and Expenses	$ 156,683	$ (8,635)	$ 165,318	1,914.5%
8	Lawsuit Settlement	$ 191,545	--	$ 191,545	100.0%
9	Interest Expense	$ 34,865	8,635	$ 26,230	303.8%
10	Minority Interest	$ 157,833	--	$ 157,833	100.0%

Analysis of Three Months Comparison

Line 1 - Revenue increased overall $491,405 during 2006 due to Short Junction production.

Line 2 - Costs of revenues increased overall $110,664 during 2006 due to Short Junction production.

Line 3 - Total costs and expenses increased overall $79,878 during 2006.  The detail explaining this increase is shown on lines 4 and 5 below.

Line 4 - This increase is due to Company management no longer taking preferred stock for salary but are instead accruing salary.

Line 5 - This increase is due to Short Junction production.

Line 6 - This decrease is due to Company management no longer taking preferred stock for salary but are instead accruing salary.

Line 7 - Total other income and expenses increased overall by $165,318 during 2006.  The detail explaining this decrease is shown on lines 7 and 8 below.

Line 8 - The Company negotiated a settlement with Briar Patch Partners which resulted in other income.

Line 9 - This increase is due to the accrual of judgment interest.

Line 10 - This increase is due to the Minority Interest holders in Short Junction.

EnDevCo, Inc. and Subsidiaries
March 31, 2006

RESULTS OF OPERATIONS (cont)

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash	Three Months Ended March 31,
	2006	2005

Net cash provided by/(used in)
Operating activities	$ 155,848	$ --
Investing activities	(2,160,235)	--
Financing activities	2,000,000	--
Increase/(decrease) in cash and cash equivalents	$ (4,387)	$ --
	=========	=========
	At March 31,
Cash and cash equivalents	$ 7,322	$ 374
	=========	=========

EnDevCo, Inc. and Subsidiaries
March 31, 2006

Cash Flow from Operating Activities

2006
Cash provided by operating activities totaled $155,848 during 2006, cash provided by operating activities during 2005 was zero. Contributing to this increase was $48,500 in issuance of stock for consulting, a $609 decrease in prepaid expenses, a $457,810 increase in accounts receivable, a $49,470 decrease in accrued expenses, a $250,296 increase in accounts payable, a $203,030 increase in accrued expenses and a $4,010 increase in taxes payable.

2005
Cash provided by operating activities was zero during 2005, a decrease of $1,006.  Contributing to this decrease was $241,498 in issuance of stock for expenses, accounts payable increase of $8,218 and an increase of $7,006 in accrued expenses.

Cash Flow from Investing Activities

2006
The Company purchased oil and gas property during 2006 in the amount of $2,160,235 for the Short Junction project.

2005
There were no cash flows from investing activities during 2005.

Cash Flow from Financing Activities

2005
The Company received capital contributions of $2,000,000 from private parties to purchase the Short Junction project.

2004
There were no cash flows from financing activities during 2005.

Directors and Officers Compensation

The Company currently has nominal cash reserves and no cash flow from operations. Until such time as the financial condition of the Company improves, the Company's Directors and Officers have agreed to have their salaries accrued with the exception that Larry Swift, Chief Financial Officer, received $5,000 in cash consideration during the 1st quarter of 2006.

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

EnDevCo, Inc. and Subsidiaries
March 31, 2006

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Legal Proceedings for the Quarter Ended March 31, 2006:

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
March 31, 2006

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8 -K

(a) Exhibits

31.1 Certification by CEO and CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.2 Certification by CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

The following table details the events reported in the three months ending March 31, 2006 by the Company on Form 8-K.  Each filing is incorporated herein by reference.

Filing Date	Description
04/19/2006	Other Events - EnDevCo Purchases Short Junction Field

EnDevCo, Inc. and Subsidiaries
March 31, 2006

SIGNATURES

In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 12, 2006.

ENDEVCO, INC.

CHRIS A. DITTMAR
CHRIS A. DITTMAR
CHIEF EXECUTIVE OFFICER AND DIRECTOR

RICHARD G. BOYCE
RICHARD G. BOYCE
CHIEF OPERATING OFFICER AND DIRECTOR

LARRY SWIFT
LARRY SWIFT
CHIEF FINANCIAL OFFICER

JOHN A. BRUSH
JOHN A. BRUSH
NON-EXECUTIVE DIRECTOR

CHARLES R. CLOSE
CHARLES R. CLOSE
NON-EXECUTIVE DIRECTOR

EnDevCo, Inc. and Subsidiaries
March 31, 2006

EXHIBIT 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO RULE 13A-14(A) OR 15D-14(A) UNDER THE SECURITIES EXCHANGE ACT OF 1934

In connection with the Quarterly Report of EnDevCo, Inc. (the "Company") on Form 10QSB (the "Report") for the quarter ended March 31, 2006 (the "Reporting Period"), as filed with the Securities Exchange Commission on the date hereof under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the undersigned, Chris A. Dittmar, Chief Executive Officer of the Company, certifies pursuant to Rule 13a-14(a) or 15d-14(a) under the Exchange Act that:

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
May 12, 2006

EnDevCo, Inc. and Subsidiaries
March 31, 2006

EXHIBIT 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO RULE 13A-14(A) OR 15D-14(A) UNDER THE SECURITIES EXCHANGE ACT OF 1934

In connection with the Quarterly Report of EnDevCo, Inc. (the "Company") on Form 10QSB (the "Report") for the quarter ended March 31, 2006 (the "Reporting Period"), as filed with the Securities Exchange Commission on the date hereof under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the undersigned, Larry Swift, Chief Financial Officer of the Company, certifies pursuant to Rule 13a-14(a) or 15d-14(a) under the Exchange Act that:

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
May 12, 2006

EnDevCo, Inc. and Subsidiaries
March 31, 2006

EXHIBIT 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO RULE 13A-14(B) OR 15D-14(A) UNDER THE SECURITIES EXCHANGE ACT OF 1934 AND SECTION 1350 OF CHAPTER 63 OF TITLE 18 OF THE UNITED STATES CODE

In connection with the Quarterly Report of EnDevCo, Inc. (the "Company") on Form 10QSB (the "Report") for the quarter ended March 31, 2006, as filed with the Securities Exchange Commission on the date hereof under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the undersigned, Chris A. Dittmar, Chief Executive Officer, certifies pursuant to Rule 13a-14(b) or 15d-14(a) under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code, that:

1.   The Report fully complies with the requirements of Section 13(a) or 15(d) of the Exchange Act; and

2.   The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the date and for the periods reported therein.

CHRIS A. DITTMAR
CHRIS A. DITTMAR
CHIEF EXECUTIVE OFFICER
May 12, 2006

EnDevCo, Inc. and Subsidiaries
March 31, 2006

EXHIBIT 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO RULE 13A-14(B) OR 15D-14(A) UNDER THE SECURITIES EXCHANGE ACT OF 1934 AND SECTION 1350 OF CHAPTER 63 OF TITLE 18 OF THE UNITED STATES CODE

In connection with the Quarterly Report of EnDevCo, Inc. (the "Company") on Form 10QSB (the "Report") for the quarter ended March 31, 2006, as filed with the Securities Exchange Commission on the date hereof under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the undersigned, Larry Swift, Chief Financial Officer of the Company, certifies pursuant to Rule 13a-14(b) or 15d-14(a) under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code, that:

1.   The Report fully complies with the requirements of Section 13(a) or 15(d) of the Exchange Act; and

2.   The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the date and for the periods reported therein.

LARRY SWIFT
LARRY SWIFT
CHIEF FINANCIAL OFFICER
May 12, 2006