Form 10QSB/A
period 2006-03-31
ENDEVCO INC
filed 2006-05-16
CIK 355300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB/A

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

The number of shares outstanding of the registrant's common stock as of March 31, 2006 was 215,409,750.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EnDevCo, Inc. and Subsidiaries
Consolidated Balance Sheets
March 31, 2006 Compared to December 31, 2005

	03/31/2006	12/31/2005
	(Unaudited)
ASSETS (Unaudited)
Current Assets
Cash	$ 7,322	$ 11,709
Accounts receivable	457,810	--
Prepaid expense	--	609

Total Current Assets	465,132	12,318

Property and Equipment
Oil and gas properties and equipment under full cost method	5,110,417	2,867,101
Less accumulated depreciation depletion and amortization	(30,000)	--

Net Property and Equipment	5,080,417	--

Total Assets	$ 5,545,549	$ 2,879,419
	==========	==========

LIABILITIES
Current Liabilities
Accounts payable	$ 2,804,629	$ 2,554,335
Accrued interest	96,098	96,154
Accrued expenses	103,366	93,435
Accrued salary	198,000
Taxes payable	229,918	225,908

Total Current Liabilities	3,432,011	2,969,832

Long-Term Liabilities
Notes payable - related party	1,863,224	1,863,224

Total Long-Term Liabilities	1,863,224	1,863,224

Total Liabilities	$ 5,295,235	$ 4,833,056

Minority Interest	$ 2,157,833	$ --

STOCKHOLDERS' DEFICIT
Preferred Stock
10,000,000 shares authorized, $0.01 par value,
6,090,020 shares outstanding December 31, 2005 and
6,090,020 shares outstanding March 31, 2006	60,901	60,901
Common Stock
500,000,000 shares authorized, without par value
214,059,750 shares outstanding December 31, 2005 and
215,409,750 shares outstanding March 31, 2006	36,674,052	36,625,552
Additional Paid in Capital	6,029,120	6,029,120
Retained Deficit	(44,671,592)	(44,669,210)

Total Stockholders' Deficit	(1,907,519)	(1,953,637)

Total Liabilities, Minority Interest and Stockholders' Deficit	$ 5,545,549	$ 2,879,419
	==========	===========

The accompanying notes are integral part of the consolidated financial statements.

EnDevCo, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Three Months Ended March 31, 2006 and 2005
(Unaudited)

	For the Three Months Ended
	March 31
	2006	2005
Revenues
Oil Sales	$ 368,622	$ --
Gas Sales	98,099
Pipeline Sales	24,684	--

Total Revenues	491,405	--

Cost of Revenues
Lease Operating Costs	77,069	--
Production Taxes	33,595

Total Cost of Revenues	110,664

Gross Profit	380,741	--

Costs and Expenses
General and administrative	302,557	15,088
Depreciation depletion and amortization	30,000	--
Salaries and wages paid in stock	--	233,000

Total Costs and Expenses	332,557	248,088

Net Profit (Loss) from Operations	$ 48,184	$ (248,088)

Other Income and Expenses
Other income	142,131	--
Interest expense	(34,865)	(8,635)

Total Other Income(Expenses)	$ 107,266	$ (8,635)

Minority Interest in Earnings	(157,833)	--

Net Loss	$ (2,383)	$ (256,723)
	==========	==========

Basic and Diluted Loss Per Common Share	$ (0.00)	$ (0.00)

Weighted average number of common
shares used in basic and diluted
loss per share calculations	214,647,250	197,000,000
	==========	==========

The accompanying notes are integral part of the consolidated financial statements.

EnDevCo, Inc. and Subsidiaries
Consolidated Statement of Cash Flows

	Three Months Ended
	March 31,
	(Unaudited)
	2006	2005
Cash Flows from Operating Activities

Net Loss	$ (2,383)	$ (256,723)
Minority Interest	157,833
Adjustments to Reconcile Net Loss to Net Cash
Provided by operating activities:
Issuance of stock for expenses	--	241,498
Issuance of stock for consulting	48,500	--
Depletion	30,000	--
Changes in assets and liabilities:
Prepaid expenses	609	--
Accounts receivable	(457,810)
Accrued interest	(56)	--
Accounts payable	250,296	8,219
Accrued expenses	207,930	7,006
Taxes payable	4,010	--
Net Cash Provided by Operating Activities	$ 238,929	$ --

Cash Flows from Investing Activities:
Purchase oil and gas property	$(2,243,316)	$ --

Cash Flows from Financing Activities:
Capital contributions	$ 2,000,000	--
Net Increase(Decrease) in Cash	(4,387)	--

Cash Balance, Begin Period	11,709	374
Cash Balance, End Period	$ 7,322	$ 374
	=========	=========
Supplemental Disclosures:
Cash paid for interest	$ --	$ --
Cash paid for income taxes	$ --	$ --
Stock issued for oil and gas property	$ --	$ --
Stock issued for services	$ 48,500	$ 241,498
Stock issued for accounts payable	$ --	$ 4,930

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

Depreciation expensed for the three months ending March 31, 2006 was $30,000. No depreciation and amortization was expensed for the three months ending March 31, 2005.

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

Loss Per Share -- Basic loss per share was computed by dividing earnings (loss) by the weighted average number of common shares outstanding.

Diluted loss per share was computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.

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

NOTE 2 - Non-monetary Stock Transactions

Included in the Company's consolidated statement of operations for the period ended March 31, 2006 were expenses that were paid with Company stock.  The Company issued stock in lieu of cash in transactions summarized as follows for the three months ended March 31, 2006:

	March 31, 2006
Description	Common Shares	Value
Other Company Obligations	1,350,000	$ 48,500

Total	1,350,000	$ 48,500
	=========	=========

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

THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2005

Line	Description	Three Months Ended March 31,		Differences	Percent
		2006	2005		Change

1	Revenues	$ 491,405	--	$ 491,405	100.0%
2	Cost of Revenues	$ 110,664	--	$ 110,664	100.0%
3	Costs and Expenses	$ 332,557	$ 248,088	$ 84,469	34.0%
4	General and Administrative Expense	$ 302,557	$ 15,088	$ 287,469	1,905.3%
5	Deprection Depletion and Amort.	$ 30,000	--	$ 30,000	100.0%
6	Salaries and Wages Paid in Stock	--	$ 233,000	$ (233,000)	(100.0)%
7	Other Income and Expenses	$ 107,266	$ (8,635)	$ 115,901	1,342.2%
8	Lawsuit Settlement	$ 142,131	--	$ 142,131	100.0%
9	Interest Expense	$ 34,865	8,635	$ 26,230	303.8%
10	Minority Interest	$ 157,833	--	$ 157,833	100.0%

Analysis of Three Months Comparison

Line 1 - Revenue increased overall $491,405 during 2006 due to Short Junction production.

Line 2 - Costs of revenues increased overall $110,664 during 2006 due to Short Junction production.

Line 3 - Total costs and expenses increased overall $84,469 during 2006.  The detail explaining this increase is shown on lines 4 and 5 below.

Line 4 - This increase is due to Company management no longer taking preferred stock for salary but are instead accruing salary.

Line 5 - This increase is due to Short Junction production.

Line 6 - This decrease is due to Company management no longer taking preferred stock for salary but are instead accruing salary.

Line 7 - Total other income and expenses increased overall by $115,901 during 2006.  The detail explaining this decrease is shown on lines 7 and 8 below.

Line 8 - The Company negotiated a settlement with Briar Patch Partners whereby the Company paid Briar Patch Partners $125,000 during 2006 which resulted in other income of $142,131.

Line 9 - This increase is due to the accrual of judgment interest.

Line 10 - This increase is due to the Minority Interest holders in Short Junction.

EnDevCo, Inc. and Subsidiaries
March 31, 2006

RESULTS OF OPERATIONS (cont)

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash	Three Months Ended March 31,
	2006	2005

Net cash provided by/(used in)
Operating activities	$ 238,929	$ --
Investing activities	(2,243,316)	--
Financing activities	2,000,000	--
Increase/(decrease) in cash and cash equivalents	$ (4,387)	$ --
	=========	=========
	At March 31,
Cash and cash equivalents	$ 7,322	$ 374
	=========	=========

EnDevCo, Inc. and Subsidiaries
March 31, 2006

Cash Flow from Operating Activities

2006
Cash provided by operating activities totaled $238,929 during 2006, cash provided by operating activities during 2005 was zero. Contributing to this increase was $48,500 in issuance of stock for consulting, $30,000 in depletion, a $609 decrease in prepaid expenses, a $457,810 increase in accounts receivable, a $56 decrease in accrued interest, a $250,296 increase in accounts payable, a $207,930 increase in accrued expenses and a $4,010 increase in taxes payable.

2005
Cash provided by operating activities was zero during 2005, a decrease of $1,006.  Contributing to this decrease was $241,498 in issuance of stock for expenses, accounts payable increase of $8,218 and an increase of $7,006 in accrued expenses.

Cash Flow from Investing Activities

2006
The Company purchased oil and gas property during 2006 in the amount of $2,243,316 for the Short Junction project.

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