Form 10QSB
period 2006-06-30
ENDEVCO INC
filed 2006-08-21
CIK 355300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 2006

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

The number of shares outstanding of the registrant's common stock as of June 30, 2006 was 226,019,754.

Transitional Small Business Disclosure Format: [ ] Yes [X] No

ENDEVCO, INC. AND SUBSIDIARIES
TABLE OF CONTENTS
JUNE 30, 2006

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements
Consolidated Balance Sheets - June 30, 2006 (Unaudited) and December 31, 2005	2
Consolidated Statements of Operations (Unaudited) - Three and Six Months Ended June 30, 2006 and 2005	3
Consolidated Statement of Cash Flows (Unaudited) - Six Months Ended June 30, 2006 and 2005	4
Notes to Consolidated Financial Statements (Unaudited)	5-7

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	8-11

ITEM 3. Controls and Procedures	11

PART II - OTHER INFORMATION

ITEM 1 through ITEM 6	12-13

SIGNATURES AND CERTIFICATIONS	14-18

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EnDevCo, Inc. and Subsidiaries
Consolidated Balance Sheets
June 30, 2006 Compared to December 31, 2005

	06/30/2006	12/31/2005
	(Unaudited)
ASSETS (Unaudited)
Current Assets
Cash	$ 799,036	$ 11,709
Accounts receivable
Oil and gas sales	294,321	--
Joint interest	23,455	--
Other	254,216	--
Prepaid expense	97,712	609

Total Current Assets	1,468,740	12,318

Property and Equipment
Oil and gas properties and equipment under full cost method	15,181,460	2,867,101
Less accumulated depreciation depletion and amortization	(60,000)	--

Net Property and Equipment	15,121,460	--

Total Assets	$ 16,590,200	$ 2,879,419
	==========	==========

LIABILITIES
Current Liabilities
Accounts payable	$ 2,620,904	$ 2,554,335
Accrued interest	235,980	96,154
Accrued expenses	82,659	93,435
Accrued salary	396,000	--
Revenue payable	168,823	--
Taxes payable	233,972	225,908

Total Current Liabilities	3,738,338	2,969,832

Long-Term Liabilities
Notes payable	9,666,213	--
Notes payable - related party	1,863,224	1,863,224

Total Long-Term Liabilities	11,529,437	1,863,224

Total Liabilities	$ 15,267,775	$ 4,833,056

Minority Interest	$ 3,711,629	$ --

STOCKHOLDERS' DEFICIT
Preferred Stock
10,000,000 shares authorized, $0.01 par value,
6,090,020 shares outstanding December 31, 2005 and
6,115,020 shares outstanding June 30, 2006	61,151	60,901
Common Stock
500,000,000 shares authorized, without par value
214,059,750 shares outstanding December 31, 2005 and
226,019,754 shares outstanding June 30, 2006	37,376,052	36,625,552
Additional Paid in Capital	6,053,870	6,029,120
Retained Deficit	(45,880,277)	(44,669,210)

Total Stockholders' Deficit	(2,389,204)	(1,953,637)

Total Liabilities, Minority Interest and Stockholders' Deficit	$ 16,590,200	$ 2,879,419
	==========	===========

The accompanying notes are integral part of the consolidated financial statements.

EnDevCo, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2006 and 2005
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues
Oil Sales	$ 394,443	$ --	$ 763,065	$ --
Gas Sales	56,024	--	154,123	--
Pipeline Transmission	9,655	--	34,339	--
Other Revenue	--	713	--	713

Total Revenues	460,122	713	951,527	713

Cost of Revenues
Lease Operating Cost	209,899	--	286,968	--
Production Taxes	32,422	--	66,017	--
Depletion	30,000	--	60,000	--

Total Cost of Revenues	272,321	--	412,985	--

Gross Profit	187,801	713	538,542	713

Costs and Expenses
General and administrative	802,623	48,266	902,180	63,354
Salaries and wages	223,000	198,000	426,000	431,000
Shareholder services	13,055	--	13,055	--

Total Costs and Expenses	1,038,678	246,266	1,341,235	494,354

Net Loss from Operations	$ (850,877)	$ (245,553)	$ (802,693)	$ (493,641)

Other Income and Expenses
Other income	49,414	--	191,545	--
Lawsuit settlement	124,828	233,893	124,828	233,893
Interest income	8,506	--	8,506	--
Interest expense	(486,759)	(52,976)	(521,624)	(61,610)

Total Other Income(Expenses)	$ (304,011)	$ 180,917	$ (196,745)	$ 172,283

Net loss before minority interest	(1,154,888)	--	(999,438)	--
Minority Interest	(53,796)	--	(211,629)	--

Net Loss	$ (1,208,684)	$ (64,636)	$ (1,211,067)	$ (321,358)
	==========	==========	==========	==========

Basic and Diluted Loss Per Common Share	$ (0.01)	$ (0.00)	$ (0.01)	$ (0.00)

Weighted average number of common
shares used in basic and diluted
loss per share calculations	219,574,751	197,014,937	217,354,036	197,008,536
	==========	==========	==========	==========

The accompanying notes are integral part of the consolidated financial statements.

EnDevCo, Inc. and Subsidiaries
Consolidated Statement of Cash Flows

	Six Months Ended
	June 30,
	(Unaudited)
	2006	2005
Cash Flows from Operating Activities

Net Loss	$ (1,211,067)	$ (321,358)
Adjustments to Reconcile Net Loss to Net Cash
Provided by operating activities:
Minority interest	211,629	--
Issuance of stock for expenses	25,000	455,756
Issuance of stock for consulting	750,500	--
Depletion	60,000	--
Changes in assets and liabilities:
Accounts receivable	(294,321)	--
Accounts receivable - joint interests	(23,455)	--
Accounts receivable - other	(254,216)	--
Prepaid expenses	(97,103)	--
Accounts payable	66,570	(2,266)
Accrued interest	139,826	46,422
Accrued expenses	(10,777)	(188,133)
Accrued salaries	396,000	--
Revenues payable	168,823	--
Taxes payable	8,064	15,189
Net Cash Provided by Operating Activities	(64,527)	5,610

Cash Flows from Investing Activities:
Purchase oil and gas property	(12,314,359)	--

Cash Flows from Financing Activities:
Notes payable	9,666,213	--
Capital contributions	3,500,000	--
Net Cash Provided by Financing Activities	13,166,213	--
Net Change in Cash	787,327	5,610
Cash Balance, Begin Period	11,709	374
Cash Balance, End Period	$ 799,036	$ 5,984
	=========	=========
Supplemental Disclosures:
Cash paid for Interest	$ 191,000	--
Cash paid for Taxes	--	--
Stock issued for services	$ 775,500	$ 455,756

The accompanying notes are integral part of the consolidated financial statements.

EnDevCo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2006

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

Principles of Consolidation -- The consolidated financial statements include the accounts of EnDevCo, Inc. and its wholly owned subsidiaries, EnDevCo Colombia, S.A., EnDevCo Refining Corporation, Africa Energy Group, Inc., EnDevCo Eureka LLC, EnDevCo Minerals, Inc. and Superior Stock Transfer, Inc. (the "Company"). All material inter-Company balances and transactions have been eliminated in consolidation.

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

Depletion expensed for the six months ending June 30, 2006 was $60,000. No depreciation, depletion or amortization was expensed for the six months ending June 30, 2005.

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

Loss Per Share -- Basic loss per share was computed by dividing loss by the weighted average number of common shares outstanding.

EnDevCo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2006

NOTE 1 - Summary of Significant Accounting Policies (cont)

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

NOTE 2 - Non-monetary Stock Transactions

Included in the Company's consolidated statement of operations for the period ended June 30, 2006 were expenses that were paid with Company stock. The Company issued stock in lieu of cash in transactions summarized as follows for the three months ended June 30, 2006:

	June 30, 2006
Description	Common Shares	Value	Preferred Shares	Value
For Salaries	--	--	25,000	$ 25,000
Other Company Obligations	10,610,004	$ 702,000	--	--

Total	10,610,004	$ 702,000	25,000	$ 25,000

The fair value of the Company's common stock issued for services was deemed to be the closing trading price of the Company's common stock on the date of issuance. The preferred shares were issued on the basis of one share of preferred stock for each dollar of accrued wages.

EnDevCo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2006

NOTE 3 - Preferred Stock

The Board of Directors passed a Corporate Resolution that reads, "Pursuant to and in accordance with Article 2.13 of the Texas Business Corporation Act of the State of Texas the Company does hereby certify that, pursuant to the authority conferred on the Board of Directors by the Articles of Incorporation of the Corporation, and pursuant and in accordance with Article 2.13 of the Texas Business Corporation Act of the State of Texas, said Board of Directors, pursuant to unanimous written consent dated December 9, 2002, duly adopted a resolution providing for the authorization and issuance of 5,000,000 shares of "Series A" Convertible Preferred Stock, $0.01 par value per share (the "Series A" Preferred Stock). ). At the annual shareholders meeting held on October 15, 2004, the shareholders approved an increase in the total number of authorized "Series A" convertible preferred shares with a $0.01 par value to 10,000,000. As of June 30, 2006, there were 6,115,020 shares outstanding.

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

During the quarter ended June 30, 2006, 25,000 shares of Preferred Stock were issued.

NOTE 4 - Notes Payable

The Company has an Advancing Term Credit Agreement with GasRock Capital LLC of up to $30,000,000 for the Short Junction field. The Company currently has a balance of $9,666,213. The interest rate is 12% annually, accrued monthly.

NOTE 5 - Notes Payable - Related Party

The Company has four additional notes payable totaling $1,863,224. All four notes accrue interest at the LIBOR monthly average interest coupon rate (5.3451% at June 30, 2006). The first two notes are in the amounts of $363,224 and $950,000 and are due and payable December 31, 2007. The last two are in the amounts of $500,000 and $50,000 and are due and payable June 30, 2009. The maker of each note consists of the following related parties OCE Partners, LLC; OCE Interests, LLC; and OCE Advisors, LLC. All notes are unsecured.

EnDevCo, Inc. and Subsidiaries
June 30, 2006

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

OIL AND GAS EXPLORATION AND DEVELOPMENT

The Company is pursuing oil and gas exploration and development opportunities in both domestic and international venues. Domestically, the Company has secured certain development rights in Oklahoma and offshore in the Gulf of Mexico that will provide it with the opportunity to participate in the drilling of low risk development wells. As a result of recently acquired 3D seismic data that has been integrated with previously known geological and engineering data, several low risk development drilling opportunities have been identified. Participation in these types of relatively low risk and low cost wells will provide near term cash flow to support the activities of the Company.

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

Cleveland County, Oklahoma - On April 13, 2006, the Company acquired a 98.712% working interest with a 76.9954% net revenue interest in the West Short Junction Unit and a 100% working interest with a 78% net revenue interest in the Central Short Junction Unit hereinafter referred to as the ("Short Junction Field and/or the Field") located in Oklahoma City, Oklahoma through its subsidiary EnDevCo Eureka, LLC for a purchase price of $11.5 million. EnDevCo Eureka is owned 55% by its parent EnDevCo, Inc. and 45% by private investors who are related parties. These investors contributed $3.0 million in equity to enable EnDevCo to consummate the transaction. EnDevCo Eureka, LLC, managed by EnDevCo personnel, will be the Operator for the project which has an acquisition date of January 01, 2006.

Project financing was provided by GasRock Capital, LLC of Houston, Texas and takes the form of a $30.0 million credit facility. GasRock Capital provides project based mezzanine debt financing to the oil and gas industry by backing proven management teams that identify high quality exploitation projects like the Short Junction Field.

The 12,000 acre fully unitized Field currently consists of 20 oil wells and 1 gas well, 4 central collection and metering stages and 4 salt water disposal wells. The Field is currently producing a sustained 165 barrels of oil equivalent (BOE) per day comprised of 125 barrels of oil and 242 Mcf of gas which represents a solid 40% production increase from April 13 to July 31, 2006.

Since acquiring the Field, the Company has methodically performed maintenance activities on all oil wells to include improved chemical and hot oil treatments; pump jack re-alignment, bearing and rod replacement, beam compressor installation and pipeline integrity testing and cleanout. EnDevCo has also installed new pumps, a new water knockout and two new heater treaters for improved oil separation at the central collection and metering stages and terminated the re-injection of water into the Hunton reservoir by re-piping and installing a new salt water disposal well.

The Field purchase included full ownership rights to a field wide gas pipeline and gathering system that offers two independent taps to the interstate gas transmission system.

Short Junction Field was originally developed by Conoco using vertical wells drilled on a 40 acre well spacing, resulting in oil and gas production from 270 active wells within the 12,000 acre leasehold. The Field currently contains 31 unplugged well bores of which 21 are currently active. EnDevCo plans an aggressive workover and recompletion program prior to December 31, 2006 which should significantly increase the current daily production.

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
June 30, 2006

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

SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2005

Line	Description	Six Months Ended June 30,		Differences	Percent
		2006	2005		Change

1	Revenues	$ 951,527	$ 713	$ 950,814	133,354.0%
2	Cost of Revenues	$ 412,985	--	$ 412,985	100.0%
3	Costs and Expenses	$ 1,341,235	$ 494,354	$ 846,881	171.0%
4	General and Administrative Expense	$ 902,180	$ 63,354	$ 838,826	1,324.0%
5	Shareholder Services	$ 13,055	--	$ 13,055	100.0%
6	Salaries and Wages	$ 426,000	$ 431,000	$ (5,000)	(1.0)%
7	Other Income and (Expenses)	$ (196,745)	$ 172,283	$ (369,028)	(214.0)%
8	Other Income	$ 191,545	--	$ 191,545	100.0%
9	Lawsuit Settlement	$ 124,828	233,893	$ (109,065)	(47.0)%
10	Interest Income	$ 8,506	--	$ 8,506	100.0%
11	Interest Expense	$ (521,624)	(61,610)	$ (460,014)	747.0%
12	Minority Interest	$ 211,629	--	$ 211,629	100.0%

Analysis of Six Months Comparison

Line 1 - Revenue increased overall $950,814 during 2006 due to Short Junction production.

Line 2 - Costs of revenues increased overall $412,985 during 2006 due to Short Junction production.

Line 3 - Total costs and expenses increased overall $846,881 during 2006.  The detail explaining this increase is shown on lines 4 through 8 below.

Line 4 - This increase is due to consulting fees.

Line 5 - This increase is due to certain transfer agent and election fees.

Line 6 - This decrease is due to Larry Swift receiving $5,000 csh compensation during the 1st qtr 2006.

Line 7 - Total other income and expenses increased overall by $369,028 in expenses during 2006.  The detail explaining this decrease is shown on lines 8 through 11 below.

Line 8 - The Company negotiated a settlement with Briar Patch Partners whereby the Company paid Briar Patch Partners $125,000 during 2006 which resulted in other income of $191,545.

Line 9 - This amount represents the final payments the Company received in the AIGI v Chase Mellon et al lawsuit.

Line 10 - This increase is due to interest earnings on funds borrowed for Short Junctin.

Line 11 - This increase is due to initial credit facility fees and interest paid on funds borrowed for Short Junction.

Line 12 - This increase is due to the Minority Interest holders in Short Junction.

EnDevCo, Inc. and Subsidiaries
June 30, 2006

RESULTS OF OPERATIONS (cont)

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash	Six Months Ended June 30,
	2006	2005

Net cash provided by/(used in)
Operating activities	$ (64,527)	$ 5,610
Investing activities	(12,314,359)	--
Financing activities	13,166,213	--
Increase/(decrease) in cash and cash equivalents	$ 787,327	$ 5,610
	==========	=========
	At June 30,
Cash and cash equivalents	$ 799,036	$ 5,984
	==========	=========

Cash Flow from Operating Activities

2006
Cash used by operating activities totaled $64,527 during 2006, cash provided by operating activities during 2005 was 5,610. Contributing to this increase was $25,000 in issuance of stock for salary, $750,500 in issuance of stock for consulting, $60,000 in depletion, a $97,103 decrease in prepaid expenses, a $294,321 increase in accounts receivable, a $23,455 increase in accounts receivable - joint interest, a $254,216 increase in accounts receivable - other, a $139,826 decrease in accrued interest, a $66,568 decrease in accounts payable, a $10,777 increase in accrued expenses, a $396,000 increase in accrued salaries and a $8,064 increase in taxes payable.

2005
Cash provided by operating activities was 5,610 during 2005. Contributing to this decrease was $455,756 in issuance of stock for expenses, accrued interest of $46,422, accounts payable decrease of $2,266 and an decrease of $188,133 in accrued expenses and an increase of $15,189 in taxes payable.

Cash Flow from Investing Activities

2006
The Company purchased oil and gas property during 2006 in the amount of $12,314,359 for the Short Junction project.

2005
There were no cash flows from investing activities during 2005.

EnDevCo, Inc. and Subsidiaries
June 30, 2006

Cash Flow from Financing Activities

2006
The Company received capital contributions of $3,500,000 from private parties and has a note payable of $9,666,213 for purchase of the Short Junction project.

2005
There were no cash flows from financing activities during 2005.

Directors and Officers Compensation

The Company currently has nominal cash reserves and no cash flow from operations. Until such time as the financial condition of the Company improves, the Company's Directors and Officers have agreed to have their salaries accrued with the sole exception that James C. Row, Chief Financial Officer, received preferred stock consideration during the 2nd quarter of 2006.

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

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15(b), Company's executive management, including the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report. As required by Rule 13a-15(d), the Company's executive management, including the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, also conducted an evaluation of the Company's internal control over financial reporting to determine whether any changes occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there has been no such change during the period covered by this report

EnDevCo, Inc. and Subsidiaries
June 30, 2006

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Legal Proceedings for the Quarter Ended June 30, 2006:

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

The Company has settled with all defendants. No further litigation with any party regarding this case is anticipated at this time.

As of June 1, 2006, the law firm of Phillips & Akers, P.C. ("A&P"), are the attorneys of record for the Company in a case styled: Cause No: 2006-34662; Farzad Askari v. EnDevCo, Inc.

Mr. Farzad has filed a breach of contract case claiming the Company (the defendant) has not paid Mr. Farzad (the plaintiff) promised stock shares and $33,000 in wages for work he did as a consultant in 2002 for John W. Adair and Adair International Oil & Gas, Inc. The Company believes that Mr. Farzad was never a valid consultant for the Company and never did any work for the Company and therefore is not entitled to receive any compensation.

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
June 30, 2006

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
ITEM 6. EXHIBITS AND REPORTS ON FORM 8 -K

(a) Exhibits

31.1 Certification by CEO and CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.2 Certification by CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

The following table details the events reported in the three months ending June 30, 2006 by the Company on Form 8-K.  Each filing is incorporated herein by reference.

Filing Date	Description
08/08/2006	EnDevCo Announces 40% Increase in Short Junction Field
06/20/2006	EnDevCo Announces New Chief Financial Officer
05/04/2006	EnDevCo Adds New Pay Zone in Short Junction Field
04/19/2006	EnDevCo Purchases Short Junction Field

EnDevCo, Inc. and Subsidiaries
June 30, 2006

SIGNATURES

In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 2006.

ENDEVCO, INC.

CHRIS A. DITTMAR
CHRIS A. DITTMAR
CHIEF EXECUTIVE OFFICER AND DIRECTOR

RICHARD G. BOYCE
RICHARD G. BOYCE
CHIEF OPERATING OFFICER AND DIRECTOR

JAMES C. ROW
JAMES C. ROW
CHIEF FINANCIAL OFFICER

JOHN A. BRUSH
JOHN A. BRUSH
NON-EXECUTIVE DIRECTOR

CHARLES R. CLOSE
CHARLES R. CLOSE
NON-EXECUTIVE DIRECTOR

EnDevCo, Inc. and Subsidiaries
June 30, 2006

EXHIBIT 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO RULE 13A-14(A) OR 15D-14(A) UNDER THE SECURITIES EXCHANGE ACT OF 1934

In connection with the Quarterly Report of EnDevCo, Inc. (the "Company") on Form 10QSB (the "Report") for the quarter ended June 30, 2006 (the "Reporting Period"), as filed with the Securities Exchange Commission on the date hereof under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the undersigned, Chris A. Dittmar, Chief Executive Officer of the Company, certifies pursuant to Rule 13a-14(a) or 15d-14(a) under the Exchange Act that:

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
August 14, 2006

EnDevCo, Inc. and Subsidiaries
June 30, 2006

EXHIBIT 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO RULE 13A-14(A) OR 15D-14(A) UNDER THE SECURITIES EXCHANGE ACT OF 1934

In connection with the Quarterly Report of EnDevCo, Inc. (the "Company") on Form 10QSB (the "Report") for the quarter ended June 30, 2006 (the "Reporting Period"), as filed with the Securities Exchange Commission on the date hereof under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the undersigned, James C. Row, Chief Financial Officer of the Company, certifies pursuant to Rule 13a-14(a) or 15d-14(a) under the Exchange Act that:

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

JAMES C. ROW
JAMES C. ROW
CHIEF FINANCIAL OFFICER
August 14, 2006

EnDevCo, Inc. and Subsidiaries
June 30, 2006

EXHIBIT 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO RULE 13A-14(B) OR 15D-14(A) UNDER THE SECURITIES EXCHANGE ACT OF 1934 AND SECTION 1350 OF CHAPTER 63 OF TITLE 18 OF THE UNITED STATES CODE

In connection with the Quarterly Report of EnDevCo, Inc. (the "Company") on Form 10QSB (the "Report") for the quarter ended June 30, 2006, as filed with the Securities Exchange Commission on the date hereof under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the undersigned, Chris A. Dittmar, Chief Executive Officer, certifies pursuant to Rule 13a-14(b) or 15d-14(a) under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code, that:

1.   The Report fully complies with the requirements of Section 13(a) or 15(d) of the Exchange Act; and

2.   The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the date and for the periods reported therein.

CHRIS A. DITTMAR
CHRIS A. DITTMAR
CHIEF EXECUTIVE OFFICER
August 14, 2006

EnDevCo, Inc. and Subsidiaries
June 30, 2006

EXHIBIT 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO RULE 13A-14(B) OR 15D-14(A) UNDER THE SECURITIES EXCHANGE ACT OF 1934 AND SECTION 1350 OF CHAPTER 63 OF TITLE 18 OF THE UNITED STATES CODE

In connection with the Quarterly Report of EnDevCo, Inc. (the "Company") on Form 10QSB (the "Report") for the quarter ended June 30, 2006, as filed with the Securities Exchange Commission on the date hereof under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the undersigned, James C. Row, Chief Financial Officer of the Company, certifies pursuant to Rule 13a-14(b) or 15d-14(a) under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code, that:

1.   The Report fully complies with the requirements of Section 13(a) or 15(d) of the Exchange Act; and

2.   The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the date and for the periods reported therein.

JAMES C. ROW
JAMES C. ROW
CHIEF FINANCIAL OFFICER
August 14, 2006