Form 10QSB
period 2006-09-30
ENDEVCO INC
filed 2006-11-20
CIK 355300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 2006

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

The number of shares outstanding of the registrant's common stock as of September 30, 2006 was 235,019,754.

Transitional Small Business Disclosure Format: [ ] Yes [X] No

ENDEVCO, INC. AND SUBSIDIARIES
TABLE OF CONTENTS
SEPTEMBER 30, 2006

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements
Consolidated Balance Sheets - September 30, 2006 (Unaudited) and December 31, 2005	2
Consolidated Statements of Operations (Unaudited) - Three and Nine Months Ended September 30, 2006 and 2005	3
Consolidated Statements of Cash Flows (Unaudited) - Nine Months Ended September 30, 2006 and 2005	4
Notes to Consolidated Financial Statements (Unaudited)	5-7

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	8-11

ITEM 3. Controls and Procedures	11

PART II - OTHER INFORMATION

ITEM 1 through ITEM 6	12-13

SIGNATURES AND CERTIFICATIONS	14-18

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EnDevCo, Inc. and Subsidiaries
Consolidated Balance Sheets
September 30, 2006 Compared to December 31, 2005

	09/30/2006	12/31/2005
	(Unaudited)
ASSETS (Unaudited)
Current Assets
Cash	$ 2,055,452	$ 11,709
Accounts receivable
Oil and gas sales	167,831	--
Joint interest	57,538	--
Other	14,177	--
Prepaid expense	790,632	609

Total Current Assets	3,085,630	12,318

Property and Equipment
Oil and gas properties and equipment under full cost method	15,611,578	2,867,101
Less accumulated depreciation depletion and amortization	(90,000)	--

Net Property and Equipment	15,521,578	2,867,101

Total Assets	$ 18,607,208	$ 2,879,419
	==========	==========

LIABILITIES
Current Liabilities
Accounts payable	$ 3,308,547	$ 2,554,335
Accrued interest	163,542	96,154
Accrued expenses	104,996	93,435
Accrued salary	594,000	--
Revenue payable	22,255	--
Taxes payable	238,071	225,908

Total Current Liabilities	4,431,411	2,969,832

Long-Term Liabilities
Notes payable	11,936,770	--
Notes payable - related party	1,813,224	1,863,224

Total Long-Term Liabilities	13,749,994	1,863,224

Total Liabilities	18,181,405	4,833,056

Minority Interest	3,000,000	--

STOCKHOLDERS' DEFICIT
Preferred Stock
10,000,000 shares authorized, $0.01 par value,
6,090,020 shares outstanding December 31, 2005 and
6,152,520 shares outstanding September 30, 2006	61,526	60,901
Common Stock
500,000,000 shares authorized, without par value
214,059,750 shares outstanding December 31, 2005 and
235,019,754 shares outstanding September 30, 2006	37,796,052	36,625,552
Additional Paid in Capital	6,090,995	6,029,120
Retained Deficit	(46,522,770)	(44,669,210)

Total Stockholders' Deficit	(2,574,197)	(1,953,637)

Total Liabilities, Minority Interest and Stockholders' Deficit	$ 18,607,208	$ 2,879,419
	==========	===========

The accompanying notes are integral part of the consolidated financial statements.

EnDevCo, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2006 and 2005
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues
Oil Sales	$ 547,532	$ --	$ 1,310,597	$ --
Gas Sales	86,232	--	240,355	--
Pipeline Transmission	6,808	--	41,147	--
Other Revenue	--	--	--	713

Total Revenues	640,572	--	1,592,099	713

Cost of Revenues
Lease Operating Cost	487,048	--	774,016	--
Production Taxes	47,068	--	113,085	--
Depletion	30,000	--	90,000	--

Total Cost of Revenues	564,116	--	977,101	--

Gross Profit	76,456	--	614,998	713

Costs and Expenses
General and administrative	518,495	101,036	1,420,675	164,390
Salaries and wages	240,500	193,500	666,500	624,500
Shareholder services	3,600	--	16,655	--

Total Costs and Expenses	762,595	294,536	2,103,830	788,890

Net Loss from Operations	$ (686,139)	$ (294,536)	$ (1,488,832)	$ (788,177)

Other Income and (Expenses)
Other income	(24,413)	--	167,132	--
Lawsuit settlement	--	--	124,828	233,893
Interest income	8,995	--	17,501	--
Interest expense	(152,565)	(34,169)	(674,189)	(95,780)

Total Other Income(Expenses)	$ (167,983)	$ (34,169)	$ (364,728)	$ 138,113

Net Loss	$ (854,122)	$ (328,705)	$ (1,853,560)	$ (650,064)
	==========	==========	==========	==========

Basic and Diluted Loss Per Common Share	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.00)

Weighted average number of common
shares used in basic and diluted
loss per share calculations	231,019,754	201,809,750	221,953,752	198,959,750
	==========	==========	==========	==========

The accompanying notes are integral part of the consolidated financial statements.

EnDevCo, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,
	(Unaudited)
	2006	2005
Cash Flows from Operating Activities

Net Loss	$ (1,853,560)	$ (650,064)
Adjustments to Reconcile Net Loss to Net Cash
Provided by operating activities:
Issuance of stock for expenses	62,500	656,627
Issuance of stock for consulting	1,170,500	31,000
Depletion	90,000	--
Changes in assets and liabilities:
Accounts receivable	(167,831)	--
Accounts receivable - joint interests	(57,538)	--
Accounts receivable - other	(14,177)	--
Prepaid expenses	(790,023)	--
Accounts payable	754,213	35,084
Accrued interest	67,388	76,492
Accrued expenses	11,560	(167,708)
Accrued salaries	594,000	--
Revenues payable	22,255	--
Taxes payable	12,163	19,288
Net Cash Provided by Operating Activities	(98,550)	719

Cash Flows from Investing Activities:
Purchase oil and gas property	(12,744,477)	--

Cash Flows from Financing Activities:
Notes payable	11,886,770	--
Capital contributions	3,000,000	--
Net Cash Provided by Financing Activities	14,886,770	--
Net Change in Cash	2,043,743	719
Cash Balance, Begin Period	11,709	374
Cash Balance, End Period	$ 2,055,452	$ 1,093
	=========	=========
Supplemental Disclosures:
Cash paid for Interest	$ 191,000	--
Cash paid for Taxes	--	--
Stock issued for services	$ 1,233,000	$ 687,627

The accompanying notes are integral part of the consolidated financial statements.

EnDevCo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2006

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

Depletion expensed for the nine months ending September 30, 2006 was $90,000. No depreciation, depletion or amortization was expensed for the nine months ending September 30, 2005.

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
September 30, 2006

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

NOTE 2 - Non-monetary Stock Transactions

Included in the Company's consolidated statement of operations for the period ended September 30, 2006 were expenses that were paid with Company stock. The Company issued stock in lieu of cash in transactions summarized as follows for the nine months ended September 30, 2006:

	September 30, 2006
Description	Common Shares	Value	Preferred Shares	Value
For Salaries	--	--	62,500	$ 62,500
Other Company Obligations	20,960,004	$ 1,170,500	--	--

Total	20,960,004	$ 1,170,500	62,500	$ 62,500

The fair value of the Company's common stock issued for services was deemed to be the closing trading price of the Company's common stock on the date of issuance. The preferred shares were issued on the basis of one share of preferred stock for each dollar of accrued wages.

EnDevCo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2006

NOTE 3 - Preferred Stock

The Board of Directors passed a Corporate Resolution that reads, "Pursuant to and in accordance with Article 2.13 of the Texas Business Corporation Act of the State of Texas the Company does hereby certify that, pursuant to the authority conferred on the Board of Directors by the Articles of Incorporation of the Corporation, and pursuant and in accordance with Article 2.13 of the Texas Business Corporation Act of the State of Texas, said Board of Directors, pursuant to unanimous written consent dated December 9, 2002, duly adopted a resolution providing for the authorization and issuance of 5,000,000 shares of "Series A" Convertible Preferred Stock, $0.01 par value per share (the "Series A" Preferred Stock). ). At the annual shareholders meeting held on October 15, 2004, the shareholders approved an increase in the total number of authorized "Series A" convertible preferred shares with a $0.01 par value to 10,000,000. As of September 30, 2006, there were 6,152,520 shares outstanding.

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

During the quarter ended September 30, 2006, 37,500 shares of Preferred Stock were issued.

NOTE 4 - Notes Payable

The Company has an Advancing Term Credit Agreement with GasRock Capital LLC of up to $30,000,000 for the Short Junction field. The Company currently has a balance of $11,936,770. The interest rate is 12% annually, accrued monthly.

NOTE 5 - Notes Payable - Related Party

The Company has four additional notes payable totaling $1,813,224. All four notes accrue interest at the LIBOR monthly average interest coupon rate (5.3229% at September 30, 2006). The first two notes are in the amounts of $363,224 and $950,000 and are due and payable December 31, 2007. The last note is in the amount of $500,000 and is due and payable June 30, 2009. The maker of each note consists of the following related parties OCE Partners, LLC; OCE Interests, LLC; and OCE Advisors, LLC. All notes are unsecured.

EnDevCo, Inc. and Subsidiaries
September 30, 2006

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

The 12,000 acre fully unitized Field currently consists of 25 oil wells and 1 gas well, 4 central collection and metering stages and 4 salt water disposal wells. The Field is currently producing a sustained 165 barrels of oil equivalent (BOE) per day comprised of 125 barrels of oil and 242 Mcf of gas which represents a solid 40% production increase from April 13 to July 31, 2006.

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

Short Junction Field was originally developed by Conoco using vertical wells drilled on a 40 acre well spacing, resulting in oil and gas production from 270 active wells within the 12,000 acre leasehold. The Field currently contains 31 unplugged well bores of which 25 are currently active. EnDevCo plans an aggressive workover and recompletion program prior to December 31, 2006 which should significantly increase the current daily production.

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
September 30, 2006

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

NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2005

Line	Description	Nine Months Ended September 30,		Differences	Percent
		2006	2005		Change

1	Revenues	$ 1,592,099	$ 713	$ 1,591,386	223,195.79%
2	Cost of Revenues	$ 977,101	--	$ 977,101	100.00%
3	Costs and Expenses	$ 2,103,830	$ 788,890	$ 1,314,940	166.68%
4	General and Administrative Expense	$ 1,420,675	$ 164,390	$ 1,256,285	764.21%
5	Shareholder Services	$ 16,655	--	$ 16,655	100.0%
6	Salaries and Wages	$ 666,500	$ 624,500	$ 42,000	6.73%
7	Other Income and (Expenses)	$ (364,727)	$ 138,113	$ (502,840)	(364.08)%
8	Other Income	$ 167,132	--	$ 167,132	100.00%
9	Lawsuit Settlement	$ 124,828	233,893	$ (109,065)	(46.63)%
10	Interest Income	$ 17,501	--	$ 17,501	100.0%
11	Interest Expense	$ (674,189)	(95,780)	$ (578,409)	603.89%

Analysis of Nine Months Comparison

Line 1 - Revenue increased overall $1,591,386 during 2006 due to Short Junction production.

Line 2 - Costs of revenues increased overall $977,101 during 2006 due to Short Junction production.

Line 3 - Total costs and expenses increased overall $1,314,940 during 2006.  The detail explaining this increase is shown on lines 4 through 8 below.

Line 4 - This increase of $1,256,285 is due to consulting fees.

Line 5 - This increase of $16,655 is due to certain transfer agent and election fees.

Line 6 - This increase of $42,000 is due to the changes in officers during 2006 and 2005.

Line 7 - Total other income and expenses increased overall by $(502,840) in expenses during 2006.  The detail explaining this decrease is shown on lines 8 through 11 below.

Line 8 - The Company negotiated a settlement with Briar Patch Partners whereby the Company paid Briar Patch Partners $125,000 during 2006 which resulted in other income of $167,132.

Line 9 - This decrease of $109,065 represents the final payment the Company received in the AIGI v Chase Mellon et al lawsuit.

Line 10 - This increase of $17,501 is due to interest earnings on funds borrowed for Short Junctin.

Line 11 - This increase of $578,409 is due to initial credit facility fees and interest paid on funds borrowed for Short Junction.

EnDevCo, Inc. and Subsidiaries
September 30, 2006

RESULTS OF OPERATIONS (cont)

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash	Nine Months Ended September 30,
	2006	2005

Net cash provided by/(used in)
Operating activities	$ (98,550)	$ 719
Investing activities	(12,744,476)	--
Financing activities	14,886,770	--
Increase/(decrease) in cash and cash equivalents	$ 2,043,743	$ 719
	==========	=========
	At September 30,
Cash and cash equivalents	$ 2,055,452	$ 1,093
	==========	=========

Cash Flow from Operating Activities

2006
Cash used by operating activities totaled $98,550 during 2006, cash provided by operating activities during 2005 was $719. Contributing to this increase was $62,500 in issuance of stock for salary, $1,170,500 in issuance of stock for consulting, $90,000 in depletion, a $790,023 increase in prepaid expenses, a $167,831 increase in accounts receivable, a $57,538 increase in accounts receivable - joint interest, a $14,177 increase in accounts receivable - other, a $67,388 increase in accrued interest, a $754,213 increase in accounts payable, a $11,560 increase in accrued expenses, a $594,000 increase in accrued salaries and a $12,163 increase in taxes payable.

2005
Cash provided by operating activities was $719 during 2005. Contributing to this decrease was $31,000 in issuance of stock for consulting, $656,627 in issuance of stock for expenses, accrued interest of $76,492, accounts payable increase of $35,084, a decrease of $167,708 in accrued expenses and an increase of $19,288 in taxes payable.

Cash Flow from Investing Activities

2006
The Company purchased oil and gas property during 2006 in the amount of $12,744,476 for the Short Junction project.

2005
There were no cash flows from investing activities during 2005.

EnDevCo, Inc. and Subsidiaries
September 30, 2006

Cash Flow from Financing Activities

2006
The Company received capital contributions of $3,000,000 from private parties and has a note payable of $11,936,770 for purchase of the Short Junction project.

2005
There were no cash flows from financing activities during 2005.

Directors and Officers Compensation

The Company currently has nominal cash reserves and no cash flow from operations. Until such time as the financial condition of the Company improves, the Company's Directors and Officers have agreed to have their salaries accrued with the sole exception that the previous Chief Financial Officer, James C. Row, received preferred stock consideration during the 3rd quarter of 2006.

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

EnDevCo, Inc. and Subsidiaries
September 30, 2006

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Legal Proceedings for the Quarter Ended September 30, 2006:

As of June 1, 2006, the law firm of Phillips & Akers, P.C. ("A&P"), are the attorneys of record for the Company in a case styled: Cause No: 2006-34662; Farzad Askari v. EnDevCo, Inc.

Mr. Askari has filed a breach of contract case claiming the Company (the defendant) has not paid Mr. Askari (the plaintiff) promised stock shares and $33,000 in wages for work he did as a consultant in 2002 for John W. Adair and Adair International Oil & Gas, Inc. The Company believes that Mr. Askari was never a valid consultant for the Company and never did any work for the Company and therefore is not entitled to receive any compensation.

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
September 30, 2006

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
ITEM 6. EXHIBITS AND REPORTS ON FORM 8 -K

(a) Exhibits

31.1 Certification by CEO and CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.2 Certification by CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

The following table details the events reported in the nine months ending September 30, 2006 by the Company on Form 8-K.  Each filing is incorporated herein by reference.

Filing Date	Description
04/19/2006	EnDevCo Purchases Short Junction Field

EnDevCo, Inc. and Subsidiaries
September 30, 2006

SIGNATURES

In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 20, 2006.

ENDEVCO, INC.

CHRIS A. DITTMAR
CHRIS A. DITTMAR
CHIEF EXECUTIVE OFFICER AND DIRECTOR

RICHARD G. BOYCE
RICHARD G. BOYCE
CHIEF OPERATING OFFICER AND DIRECTOR

LARRY SWIFT
LARRY SWIFT
CHIEF FINANCIAL OFFICER

JOHN A. BRUSH
JOHN A. BRUSH
NON-EXECUTIVE DIRECTOR

CHARLES R. CLOSE
CHARLES R. CLOSE
NON-EXECUTIVE DIRECTOR

EnDevCo, Inc. and Subsidiaries
September 30, 2006

EXHIBIT 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO RULE 13A-14(A) OR 15D-14(A) UNDER THE SECURITIES EXCHANGE ACT OF 1934

In connection with the Quarterly Report of EnDevCo, Inc. (the "Company") on Form 10QSB (the "Report") for the quarter ended September 30, 2006 (the "Reporting Period"), as filed with the Securities Exchange Commission on the date hereof under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the undersigned, Chris A. Dittmar, Chief Executive Officer of the Company, certifies pursuant to Rule 13a-14(a) or 15d-14(a) under the Exchange Act that:

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
November 20, 2006

EnDevCo, Inc. and Subsidiaries
June 30, 2006

EXHIBIT 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO RULE 13A-14(A) OR 15D-14(A) UNDER THE SECURITIES EXCHANGE ACT OF 1934

In connection with the Quarterly Report of EnDevCo, Inc. (the "Company") on Form 10QSB (the "Report") for the quarter ended September 30, 2006 (the "Reporting Period"), as filed with the Securities Exchange Commission on the date hereof under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the undersigned, Larry Swift, Chief Financial Officer of the Company, certifies pursuant to Rule 13a-14(a) or 15d-14(a) under the Exchange Act that:

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
November 20, 2006

EnDevCo, Inc. and Subsidiaries
September 30, 2006

EXHIBIT 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO RULE 13A-14(B) OR 15D-14(A) UNDER THE SECURITIES EXCHANGE ACT OF 1934 AND SECTION 1350 OF CHAPTER 63 OF TITLE 18 OF THE UNITED STATES CODE

In connection with the Quarterly Report of EnDevCo, Inc. (the "Company") on Form 10QSB (the "Report") for the quarter ended September 30, 2006, as filed with the Securities Exchange Commission on the date hereof under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the undersigned, Chris A. Dittmar, Chief Executive Officer, certifies pursuant to Rule 13a-14(b) or 15d-14(a) under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code, that:

1.   The Report fully complies with the requirements of Section 13(a) or 15(d) of the Exchange Act; and

2.   The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the date and for the periods reported therein.

CHRIS A. DITTMAR
CHRIS A. DITTMAR
CHIEF EXECUTIVE OFFICER
November 20, 2006

EnDevCo, Inc. and Subsidiaries
September 30, 2006

EXHIBIT 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO RULE 13A-14(B) OR 15D-14(A) UNDER THE SECURITIES EXCHANGE ACT OF 1934 AND SECTION 1350 OF CHAPTER 63 OF TITLE 18 OF THE UNITED STATES CODE

In connection with the Quarterly Report of EnDevCo, Inc. (the "Company") on Form 10QSB (the "Report") for the quarter ended September 30, 2006, as filed with the Securities Exchange Commission on the date hereof under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the undersigned, Larry Swift, Chief Financial Officer of the Company, certifies pursuant to Rule 13a-14(b) or 15d-14(a) under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code, that:

1.   The Report fully complies with the requirements of Section 13(a) or 15(d) of the Exchange Act; and

2.   The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the date and for the periods reported therein.

LARRY SWIFT
LARRY SWIFT
CHIEF FINANCIAL OFFICER
November 20, 2006