Form 10QSB/A
period 2006-06-30
ENDEVCO INC
filed 2006-12-12
CIK 355300

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EnDevCo, Inc. and Subsidiaries
Consolidated Balance Sheets
June 30, 2006 Compared to December 31, 2005

	06/30/2006	12/31/2005
	(Unaudited)
ASSETS (Unaudited)
Current Assets
Cash	$ 799,036	$ 11,709
Accounts receivable
Oil and gas sales	294,321	--
Joint interest	23,455	--
Other	254,216	--
Prepaid expense	97,712	609

Total Current Assets	1,468,740	12,318

Property and Equipment
Oil and gas properties and equipment under full cost method	14,681,460	2,867,101
Less accumulated depreciation depletion and amortization	(60,000)	--

Net Property and Equipment	14,621,460	--

Total Assets	$ 16,090,200	$ 2,879,419
	==========	==========

LIABILITIES
Current Liabilities
Accounts payable	$ 2,620,904	$ 2,554,335
Accrued interest	235,980	96,154
Accrued expenses	82,659	93,435
Accrued salary	396,000	--
Revenue payable	168,823	--
Taxes payable	233,972	225,908

Total Current Liabilities	3,738,338	2,969,832

Long-Term Liabilities
Notes payable	9,666,213	--
Notes payable - related party	1,863,224	1,863,224

Total Long-Term Liabilities	11,529,437	1,863,224

Total Liabilities	$ 15,267,775	$ 4,833,056

Minority Interest	$ 3,000,000	$ --

STOCKHOLDERS' DEFICIT
Preferred Stock
10,000,000 shares authorized, $0.01 par value,
6,090,020 shares outstanding December 31, 2005 and
6,115,020 shares outstanding June 30, 2006	61,151	60,901
Common Stock
500,000,000 shares authorized, without par value
214,059,750 shares outstanding December 31, 2005 and
226,019,754 shares outstanding June 30, 2006	37,376,052	36,625,552
Additional Paid in Capital	6,053,870	6,029,120
Retained Deficit	(45,668,648)	(44,669,210)

Total Stockholders' Deficit	(2,177,575)	(1,953,637)

Total Liabilities, Minority Interest and Stockholders' Deficit	$ 16,090,200	$ 2,879,419
	==========	===========

The accompanying notes are integral part of the consolidated financial statements.

EnDevCo, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2006 and 2005
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues
Oil Sales	$ 394,443	$ --	$ 763,065	$ --
Gas Sales	56,024	--	154,123	--
Pipeline Transmission	9,655	--	34,339	--
Other Revenue	--	713	--	713

Total Revenues	460,122	713	951,527	713

Cost of Revenues
Lease Operating Cost	209,899	--	286,968	--
Production Taxes	32,422	--	66,017	--
Depletion	30,000	--	60,000	--

Total Cost of Revenues	272,321	--	412,985	--

Gross Profit	187,801	713	538,542	713

Costs and Expenses
General and administrative	802,623	48,266	902,180	63,354
Salaries and wages	223,000	198,000	426,000	431,000
Shareholder services	13,055	--	13,055	--

Total Costs and Expenses	1,038,678	246,266	1,341,235	494,354

Net Loss from Operations	$ (850,877)	$ (245,553)	$ (802,693)	$ (493,641)

Other Income and Expenses
Other income	49,414	--	191,545	--
Lawsuit settlement	124,828	233,893	124,828	233,893
Interest income	8,506	--	8,506	--
Interest expense	(486,759)	(52,976)	(521,624)	(61,610)

Total Other Income(Expenses)	$ (304,011)	$ 180,917	$ (196,745)	$ 172,283

Net Loss	$ (1,154,888)	$ (64,636)	$ (999,438)	$ (321,358)
	==========	==========	==========	==========

Basic and Diluted Loss Per Common Share	$ (0.01)	$ (0.00)	$ (0.01)	$ (0.00)

Weighted average number of common
shares used in basic and diluted
loss per share calculations	219,574,751	197,014,937	217,354,036	197,008,536
	==========	==========	==========	==========

The accompanying notes are integral part of the consolidated financial statements.

EnDevCo, Inc. and Subsidiaries
Consolidated Statement of Cash Flows

	Six Months Ended
	June 30,
	(Unaudited)
	2006	2005
Cash Flows from Operating Activities

Net Loss	$ (999,438)	$ (321,358)
Adjustments to Reconcile Net Loss to Net Cash
Provided by operating activities:
Issuance of stock for expenses	25,000	455,756
Issuance of stock for consulting	750,500	--
Depletion	60,000	--
Changes in assets and liabilities:
Accounts receivable	(294,321)	--
Accounts receivable - joint interests	(23,455)	--
Accounts receivable - other	(254,216)	--
Prepaid expenses	(97,103)	--
Accounts payable	66,570	(2,266)
Accrued interest	139,826	46,422
Accrued expenses	(10,777)	(188,133)
Accrued salaries	396,000	--
Revenues payable	168,823	--
Taxes payable	8,064	15,189
Net Cash Provided by Operating Activities	(64,527)	5,610

Cash Flows from Investing Activities:
Purchase oil and gas property	(11,814,359)	--

Cash Flows from Financing Activities:
Notes payable	9,666,213	--
Capital contributions	3,000,000	--
Net Cash Provided by Financing Activities	12,666,213	--
Net Change in Cash	787,327	5,610
Cash Balance, Begin Period	11,709	374
Cash Balance, End Period	$ 799,036	$ 5,984
	=========	=========
Supplemental Disclosures:
Cash paid for Interest	$ 191,000	--
Cash paid for Taxes	--	--
Stock issued for services	$ 775,500	$ 455,756

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

NOTE 5 - Notes Payable - Related Party

The Company has three additional notes payable totaling $1,813,224. All notes accrue interest at the LIBOR monthly average interest coupon rate (5.3451% at June 30, 2006). The first two notes are in the amounts of $363,224 and $950,000 and are due and payable December 31, 2007. The last is in the amount of $500,000 is due and payable June 30, 2009. The maker of each note consists of the following related parties OCE Partners, LLC; OCE Interests, LLC; and OCE Advisors, LLC. All notes are unsecured.

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

Internationally, the Company has identified several other exploration projects that carry significant upside potential (although at higher risk). The Company currently holds an agreement for certain exploration rights in the Rio Magdalena Valley of Colombia. Our exploration teams are also evaluating other opportunities located in Canada, South America, North Africa and the Middle East.

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

Line 6 - This decrease is due to Larry Swift receiving $5,000 cash compensation during the 1st qtr 2006.

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

Line 10 - This increase is due to interest earnings on funds borrowed for Short Junction.

Line 11 - This increase is due to initial credit facility fees and interest paid on funds borrowed for Short Junction.

EnDevCo, Inc. and Subsidiaries
June 30, 2006

RESULTS OF OPERATIONS (cont)

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash	Six Months Ended June 30,
	2006	2005

Net cash provided by/(used in)
Operating activities	$ (64,527)	$ 5,610
Investing activities	(11,814,359)	--
Financing activities	12,666,213	--
Increase/(decrease) in cash and cash equivalents	$ 787,327	$ 5,610
	==========	=========
	At June 30,
Cash and cash equivalents	$ 799,036	$ 5,984
	==========	=========

Cash Flow from Operating Activities

2006
Cash used by operating activities totaled $64,527 during 2006, cash provided by operating activities during 2005 was 5,610. Contributing to this increase was $25,000 in issuance of stock for salary, $750,500 in issuance of stock for consulting, $60,000 in depletion, a $97,103 decrease in prepaid expenses, a $294,321 increase in accounts receivable, a $23,455 increase in accounts receivable - joint interest, a $254,216 increase in accounts receivable - other, a $139,826 decrease in accrued interest, a $66,570 decrease in accounts payable, a $168,823 increase in revenues payable, a $10,777 increase in accrued expenses, a $396,000 increase in accrued salaries and a $8,064 increase in taxes payable.

2005
Cash provided by operating activities was 5,610 during 2005. Contributing to this decrease was $455,756 in issuance of stock for expenses, accrued interest of $46,422, accounts payable decrease of $2,266 and an decrease of $188,133 in accrued expenses and an increase of $15,189 in taxes payable.

Cash Flow from Investing Activities

2006
The Company purchased oil and gas property during 2006 in the amount of $11,814,359 for the Short Junction project.

2005
There were no cash flows from investing activities during 2005.

EnDevCo, Inc. and Subsidiaries
June 30, 2006

Cash Flow from Financing Activities

2006
The Company received capital contributions of $3,000,000 from private parties and has a note payable of $9,666,213 for purchase of the Short Junction project.

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
ITEM 6. EXHIBITS AND REPORTS ON FORM 8 -K

(a) Exhibits

31.1 Certification by CEO and CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.2 Certification by CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

The following table details the events reported in the six months ending June 30, 2006 by the Company on Form 8-K.  Each filing is incorporated herein by reference.

Filing Date	Description
04/19/2006	EnDevCo Purchases Short Junction Field

EnDevCo, Inc. and Subsidiaries
June 30, 2006

SIGNATURES

In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 1, 2006.

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

EnDevCo, Inc. and Subsidiaries
June 30, 2006

EXHIBIT 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO RULE 13A-14(A) OR 15D-14(A) UNDER THE SECURITIES EXCHANGE ACT OF 1934

In connection with the Quarterly Report of EnDevCo, Inc. (the "Company") on Form 10QSB/A (the "Report") for the quarter ended June 30, 2006 (the "Reporting Period"), as filed with the Securities Exchange Commission on the date hereof under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the undersigned, Chris A. Dittmar, Chief Executive Officer of the Company, certifies pursuant to Rule 13a-14(a) or 15d-14(a) under the Exchange Act that:

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
December 1, 2006

EnDevCo, Inc. and Subsidiaries
June 30, 2006

EXHIBIT 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO RULE 13A-14(A) OR 15D-14(A) UNDER THE SECURITIES EXCHANGE ACT OF 1934

In connection with the Quarterly Report of EnDevCo, Inc. (the "Company") on Form 10QSB/A (the "Report") for the quarter ended June 30, 2006 (the "Reporting Period"), as filed with the Securities Exchange Commission on the date hereof under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the undersigned, Larry Swift, Chief Financial Officer of the Company, certifies pursuant to Rule 13a-14(a) or 15d-14(a) under the Exchange Act that:

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
December 1, 2006

EnDevCo, Inc. and Subsidiaries
June 30, 2006

EXHIBIT 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO RULE 13A-14(B) OR 15D-14(A) UNDER THE SECURITIES EXCHANGE ACT OF 1934 AND SECTION 1350 OF CHAPTER 63 OF TITLE 18 OF THE UNITED STATES CODE

In connection with the Quarterly Report of EnDevCo, Inc. (the "Company") on Form 10QSB/A (the "Report") for the quarter ended June 30, 2006, as filed with the Securities Exchange Commission on the date hereof under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the undersigned, Chris A. Dittmar, Chief Executive Officer, certifies pursuant to Rule 13a-14(b) or 15d-14(a) under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code, that:

1.   The Report fully complies with the requirements of Section 13(a) or 15(d) of the Exchange Act; and

2.   The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the date and for the periods reported therein.

CHRIS A. DITTMAR
CHRIS A. DITTMAR
CHIEF EXECUTIVE OFFICER
December 1, 2006

EnDevCo, Inc. and Subsidiaries
June 30, 2006

EXHIBIT 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO RULE 13A-14(B) OR 15D-14(A) UNDER THE SECURITIES EXCHANGE ACT OF 1934 AND SECTION 1350 OF CHAPTER 63 OF TITLE 18 OF THE UNITED STATES CODE

In connection with the Quarterly Report of EnDevCo, Inc. (the "Company") on Form 10QSB/A (the "Report") for the quarter ended June 30, 2006, as filed with the Securities Exchange Commission on the date hereof under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the undersigned, Larry Swift, Chief Financial Officer of the Company, certifies pursuant to Rule 13a-14(b) or 15d-14(a) under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code, that:

1.   The Report fully complies with the requirements of Section 13(a) or 15(d) of the Exchange Act; and

2.   The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the date and for the periods reported therein.

LARRY SWIFT
LARRY SWIFT
CHIEF FINANCIAL OFFICER
December 1, 2006