Form 10KSB
period 2006-12-31
ENDEVCO INC
filed 2007-04-02
CIK 355300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 2006.

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

[X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The aggregate market value of common stock held by non-affiliates of the registrant at December 31, 2006, based upon the last closing price on the OTCBB on December 29, 2006, was $7,361,993.  As of December 31, 2006, there were 245,399,754 shares of Common Stock and 6,315,020 shares of Preferred Stock outstanding. The total number of Common shares authorized is 500,000,000 and the total number of Preferred shares authorized is 10,000,000 for the Corporation.

Transitional Small Business Disclosure Format: [ ] Yes [X] No

ENDEVCO, INC.
AND SUBSIDIARIES

TABLE OF CONTENTS
DECEMBER 31, 2006

PART I

ITEM 1. DESCRIPTION OF BUSINESS

INTRODUCTION AND BUSINESS PLAN

EnDevCo, Inc. (the "Company") was originally incorporated in the state of Texas on November 7, 1980, as Roberts Oil and Gas, Inc. Roberts Oil and Gas, Inc. registered its shares of common stock with the Securities and Exchange Commission ("SEC") and began filing periodic reports pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"). In July 1997, Roberts Oil and Gas, Inc. changed its name to Adair International Oil and Gas, Inc., which was traded on the Over the Counter Bulletin Board ("OTCBB") under the stock symbol AIGI. In September 2003, the Company changed its name to EnDevCo, Inc. and its stock symbol to ENDE. EnDevCo, Inc., a shortened version of the "Energy Development Company", establishes an identity that is consistent with the business development activities currently underway to revitalize the Company. The Company is actively negotiating to participate in several oil and gas projects both domestically and internationally within the traditional industry scope of oil and gas exploration and production. These activities include production of oil and gas from interests held by the Company in the United States and Colombia. The Company is also investigating investment in the development of new technologies for the enhancement of oil and gas production and the utilization of that technology to further acquire oil and gas production.

ITEM 2. DESCRIPTION OF PROPERTIES

OIL & GAS EXPLORATION

Gulf of Mexico - The Company has entered into a farm-in agreement with BT Operating Co. wherein the Company will participate in the drilling and completion of four wells in Eugene Island Block 294 and/or Chandeleur Block 14 to earn a 50% working interest in each block prior to December 31, 2007.

The Company has also entered into a farm-in agreement with Noble Energy, Inc., Mariner Energy, Inc., and Entech Enterprises, Inc. which grants the Company an assignment of their operating rights down to a depth of 12,800 feet upon the initial commercial completion of the "OC" sand in East Cameron Block 71. Open Choke Exploration, LLC has a 67% interest in the farm-in agreement and EnDevCo has the remaining 33% interest.

The Company has designated Open Choke as the project Operator who will drill the existing East Cameron 71-9 well and attempt to complete the "OC" sand. In the event that this well is not successful, EnDevCo has the right to drill a replacement well to test the "OC" sand within a reasonable time frame.

Pursuant to a joint participation agreement between EnDevCo and Open Choke, the Company will have access to the production platforms on East Cameron Block 71/72 Field which are equipped with all necessary production facilities and pipelines to support increased oil and gas production resulting from drilling and completing new wells.

Upper Magdelena River Region, Colombia - On September 25, 2003, the Company purchased from Harvest Production Company, LLC an option to participate in the acquisition and processing of 101 kilometers of 2D seismic, and a continuing option to participate on a joint venture basis in wells to be drilled after the interpretation of that seismic on their Rio Magdalena Association Contract comprising 58,546 hectares (144,600 acres) situated in the Upper Magdalena River region of Colombia. On June 25, 2005 the Company acquired an option from Harvest Production Company, LLC to purchase 50% of Seller's interest in the assets covered by the September 25, 2003 option, proven undeveloped reserves in the block and Seller's proprietary data previously acquired over the lease acreage described above, in consideration of the Company securing financing for development. This option expires June 30, 2007.

Cleveland County, Oklahoma - On April 13, 2006, the Company acquired a 98.712% working interest with a 71% net revenue interest in the West Short Junction Unit and a 100% working interest with a 71% net revenue interest in the Central Short Junction Unit hereinafter referred to as the ("Short Junction Field and/or the Field") located in Oklahoma City, Oklahoma through its subsidiary EnDevCo Eureka, LLC for a purchase price of $11.5 million. EnDevCo Eureka, LLC is owned 55% by its parent EnDevCo, Inc. and 45% by private investors who are related parties. These investors contributed $3.0 million in equity to enable EnDevCo to consummate the transaction. EnDevCo Eureka, LLC, managed by EnDevCo personnel, is the Operator for the field which has an acquisition date of January 01, 2006.

Project financing was provided by GasRock Capital, LLC of Houston, Texas and takes the form of a $30.0 million credit facility. GasRock Capital provides project based mezzanine debt financing to the oil and gas industry by backing proven management teams that identify high quality exploitation projects like the Short Junction Field.

The 12,000 acre fully unitized Field currently consists of 24 oil wells and 2 gas wells, 4 central collection and metering stages and 4 salt water disposal wells. The Field is currently producing 205 barrels of oil equivalent (BOE) per day comprised of 115 barrels of oil and 542 Mcf of gas which represents a solid 70% production increase from April 13, 2006 to March 31, 2007.

Since acquiring the Field, the Company has methodically performed maintenance activities on all oil wells to include improved chemical and hot oil treatments; new pump jacks, existing pump jack re-alignment, bearing and rod replacement, beam compressor installation and pipeline integrity testing and cleanout. EnDevCo has also installed new pumps, a new water knockout and two new heater treaters for improved oil separation at the central collection and metering stages and terminated the re-injection of water into the Hunton reservoir by re-piping and installing a new salt water disposal well.

The Field purchase included full ownership rights to a field wide gas pipeline and gathering system that offers two independent taps to the interstate gas transmission system.

Short Junction Field was originally developed by Conoco using vertical wells drilled on a 40 acre well spacing, resulting in oil and gas production from 270 active wells within the 12,000 acre leasehold. The Field currently contains 34 unplugged production well bores of which 26 are currently active. EnDevCo plans to continue a workover and recompletion program to further increase the current daily production.

Historically the primary zone of interest has remained the Hunton formation for oil production. However, above the Hunton, the Bartlesville, Prue, Red Fork and Skinner Sandstones along with the Pink Lime zones are present and most are indicated as productive based on well log analysis.

The Degolyer & MacNaughton proved reserves evaluation for the Short Junction Field as of December 31, 2006 is 27,281,645 barrels of oil equivalent as follows:

Reserves Classification	Gross Oil (Bbl)	Gross Gas (Mcf)
Proved Developed Producing	1,147,226	965,803
Proved Developed Non-producing	142,115	6,777,181
Proved Undeveloped	17,186,612	45,091,168
Total:	18,475,953	52,834,152

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

Liquidity and Capital Resources

The Company has incurred net operating losses since the fiscal year ended May 31, 1997. However, the Company currently has operations that provide working capital. The Company is also seeking further project based financing to develop its existing projects. There is no assurance that the Company will be able to secure adequate financing to fund those operations.

Insufficiency of Working Capital

As noted above, the Company has a historical working capital deficit which current operations are now reversing.  In addition, a Securites Registration Statement will be prepared this year to allow for the sale of Common stock to raise additional working capital for the Company.  No assurance can be given that funds will be available from any source when needed by the Company or, if available, upon terms and conditions reasonably acceptable to the Company.

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

ITEM 3. LEGAL PROCEEDINGS

Legal Proceedings for the Year Ended December 31, 2006:

As of December 31, 2006, the law firm of Ware, Jackson, Lee & Chambers, L.L.P. ("WJLC"), along with the law firm of G. Wesley Urquhart, P.C., were and remain the attorneys of record for the Company in a case styled: Cause No: 2001-63909; Adair International Oil & Gas, Inc., et al. v. Chase Mellon Shareholder Services, Inc., et al.

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

The Company settled its claims against the remaining Defendants, which were (3) auditors, Malone & Bailey, Jack Sisk & Company, and Braden Bennick, Goldstein, Gazaway & Company; (2) transfer agents, Chase & Mellon Shareholder Services, Inc. and Mellon Investor Services, LLC and (2) stockbroker firms, Union Securities Ltd. and Merrill Lynch after mediation, but before trial.

The Company has settled with all defendants. No further litigation with any party regarding this case is anticipated at this time.

As of December 31, 2006, the law firm of Phillips & Akers, P.C. ("A&P"), are the attorneys of record for the Company in a case styled: Cause No: 2006-34662; Farzad Askari v. EnDevCo, Inc.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company filed Definitive Proxy Materials with the Securities and Exchange Commission on September 8, 2006.  The Notice Date of this Proxy Statement is September 15, 2006.  Proxy materials including the Proxy Statement, Proxy Ballot Card and the 2005 Form 10-K were mailed to all shareholders of record on or about September 15, 2006.

The Board of Directors of the Company fixed the close of business on September 11, 2006 as the record date for the determination of shareholders entitled to notice and to vote at the Annual Meeting. As of September 11, 2006, the Corporation had 235,019,754 outstanding shares of Common stock entitled to vote and 6,140,020 shares of "Series A" Preferred stock entitled to vote. In order for shares to be voted, they must have been held as of the record date.

The Board of Directors fixed Monday, October 30, 2006 as the date for the Annual Meeting of Shareholders, which was convened at 3000 Richmond Avenue, Suite 370, Houston, Texas 77098 at 9:30 A.M. local time.

The Items of Business brought before the shareholders for consideration that were approved are as follows:

  Elect one (2) directors to the Board of Directors for a term of three (3) years.
  Proposal to ratify of the appointment of Killman, Murrell & Company PC as the Corporation's independent accountants for fiscal 2006.

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

COMMON STOCK PRICE RANGE
Year	Quarter Ended	High Bid	Low Bid
2006	Dec 31	$ 0.05	$ 0.02
	Sep 30	$ 0.05	$ 0.03
	Jun 30	$ 0.10	$ 0.04
	Mar 31	$ 0.06	$ 0.03

2005	Dec 31	$ 0.06	$ 0.02
	Sep 30	$ 0.03	$ 0.01
	Jun 30	$ 0.02	$ 0.01
	Mar 31	$ 0.04	$ 0.02

2004	Dec 31	$ 0.07	$ 0.03
	Sep 30	$ 0.10	$ 0.04
	Jun 30	$ 0.13	$ 0.03
	Mar 31	$ 0.03	$ 0.01

On December 29, 2006, the last trading day of the year, the closing price for the Common Stock of the Company on the OTCBB was  $0.03.  Also on December 29, 2006, there were approximately 6,600 stockholders of record of the Common Stock, including broker/dealers holding shares beneficially owned by their customers.

NOTICE OF FURTHER DILUTION

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

SALES OF UNREGISTERED SECURITIES DURING 2006

During the years ended December 31, 2006 and December 31, 2005, the Company issued unregistered securities in reliance upon exemptions from registration under the Securities Act of 1933 as amended (the "Act") as provided in Section 4(2) thereof. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in nor did the Company pay any commissions or fees to any underwriter in connection with any of these transactions. None of the transactions involved a public offering.

The Company issued stock in lieu of cash in transactions summarized as follows for the years ended December 31, 2006 and December 31, 2005. The Summary Compensation Table included as Item 10, "Executive Compensation", details the number of shares issued for compensation to each Company officer during the respective time period that they have been employed by the Company.

	December 31, 2006				December 31, 2005

Nature of Transaction	Common Stock	Preferred Stock	Amount		Common Stock	Preferred Stock	Amount
Officer's & Director's Compensation	--	195,000	$ 195,000		--	822,500	$ 822,500
Employee's Salaries	--	--	--		--	--	--
Other Costs & Expenses	31,340,004	30,000	1,512,300	-	17,059,750	28,537	348,128
Total Issued for Services	31,340,004	225,000	$ 1,707,300	-	17,059,750	851,037	$ 1,170,628

Issued for Investment	--	--	--	-	--	--	--

Totals	31,340,004	225,000	$ 1,707,300		17,059,750	851,037	$ 1,170,628
	=========	=========	=========		=========	=========	=========

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

GENERAL COMMENTS ON BUSINESS PLAN

EnDevCo, Inc., a shortened version of the "Energy Development Company", establishes an identity that is consistent with the business development activities currently underway in the Corporation. The Company is actively negotiating to participate in several oil and gas projects both domestically and internationally within the traditional industry scope of oil and gas exploration and production. These activities include production of oil and gas from interests held by the Company in the United States and Colombia. The Company is also investigating investment in the development of new technologies for the enhancement of oil and gas production and the utilization of that technology to further acquire oil and gas production.

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

Gulf of Mexico Option - The Company has entered into a farm-in agreement with BT Operating Co. wherein the Company will participate in the drilling and completion of four wells in Eugene Island Block 294 and/or Chandeleur Block 14 to earn a 50% working interest in each block prior to December 31, 2007.

The Company has also entered into a farm-in agreement with Noble Energy, Inc., Mariner Energy, Inc., and Entech Enterprises, Inc. which grants the Company an assignment of their operating rights down to a depth of 12,800 feet upon the initial commercial completion of the "OC" sand in East Cameron Block 71. Open Choke Exploration, LLC has a 67% interest in the farm-in agreement and EnDevCo has the remaining 33% interest.

The Company has designated Open Choke as the project Operator who will drill East Cameron 71-9 well and attempt to complete the "OC" sand. In the event that this well is not successful, EnDevCo has the right to drill a replacement well to test the "OC" sand within a reasonable time frame.

Pursuant to a joint participation agreement between EnDevCo and Open Choke, the Company will have access to the production platforms on East Cameron Block 71/72 Field which are equipped with all necessary production facilities and pipelines to support increased oil and gas production resulting from drilling and completing new wells.

Upper Magdalena River Region, Colombia - On September 25, 2003, the Company purchased from Harvest Production Company, LLC an option to participate in the acquisition and processing of 101 kilometers of 2D seismic, and a continuing option to participate on a joint venture basis in wells to be drilled after the interpretation of that seismic on their Rio Magdalena Association Contract comprising 58,546 hectares (144,600 acres) situated in the Upper Magdalena River region of Colombia. On June 25, 2005 the Company acquired an option from Harvest Production Company, LLC to purchase 50% of Seller's interest in the assets covered by the September 25, 2003 option, proven undeveloped reserves in the block and Seller's proprietary data previously acquired over the lease acreage described above, in consideration of the Company securing financing for development. This option expires June 30, 2007.

Cleveland County, Oklahoma - On April 13, 2006, the Company acquired a 98.712% working interest with a 71% net revenue interest in the West Short Junction Unit and a 100% working interest with a 71% net revenue interest in the Central Short Junction Unit hereinafter referred to as the ("Short Junction Field and/or the Field") located in Oklahoma City, Oklahoma through its subsidiary EnDevCo Eureka, LLC for a purchase price of $11.5 million. EnDevCo Eureka, LLC is owned 55% by its parent EnDevCo, Inc. and 45% by private investors who are related parties. These investors contributed $3.0 million in equity to enable EnDevCo to consummate the transaction. EnDevCo Eureka, LLC, managed by EnDevCo personnel, is the Operator for the field which has an acquisition date of January 01, 2006.

Project financing was provided by GasRock Capital, LLC of Houston, Texas and takes the form of a $30.0 million credit facility. GasRock Capital provides project based mezzanine debt financing to the oil and gas industry by backing proven management teams that identify high quality exploitation projects like the Short Junction Field.

The 12,000 acre fully unitized Field currently consists of 24 oil wells and 2 gas well, 4 central collection and metering stages and 4 salt water disposal wells. The Field is currently producing 205 barrels of oil equivalent (BOE) per day comprised of 115 barrels of oil and 542 Mcf of gas which represents a solid 70% production increase from April 13, 2006 to March 31, 2007.

Since acquiring the Field, the Company has methodically performed maintenance activities on all oil wells to include improved chemical and hot oil treatments; new pump jacks, existing pump jack re-alignment, bearing and rod replacement, beam compressor installation and pipeline integrity testing and cleanout. EnDevCo has also installed new pumps, a new water knockout and two new heater treaters for improved oil separation at the central collection and metering stages and terminated the re-injection of water into the Hunton reservoir by re-piping and installing a new salt water disposal well.

The Field purchase included full ownership rights to a field wide gas pipeline and gathering system that offers two independent taps to the interstate gas transmission system.

Short Junction Field was originally developed by Conoco using vertical wells drilled on a 40 acre well spacing, resulting in oil and gas production from 270 active wells within the 12,000 acre leasehold. The Field currently contains 34 unplugged production well bores of which 26 are currently active. EnDevCo plans to continue a workover and recompletion program to further increase the current daily production.

Historically the primary zone of interest has remained the Hunton formation for oil production. However, above the Hunton, the Bartlesville, Prue, Red Fork and Skinner Sandstones along with the Pink Lime zones are present and most are indicated as productive based on well log analysis.

The Degolyer & MacNaughton proved reserves evaluation for the Short Junction Field as of December 31, 2006 is 27,281,645 barrels of oil equivalent as follows:

Reserves Classification	Gross Oil (Bbl)	Gross Gas (Mcf)
Proved Developed Producing	1,147,226	965,803
Proved Developed Non-producing	142,115	6,777,181
Proved Undeveloped	17,186,612	45,091,168
Total:	18,475,953	52,834,152

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

YEAR ENDED DECEMBER 31, 2006 COMPARED TO YEAR ENDED DECEMBER 31, 2005

Line	Description	Year		Differences	Percent
-		2006	2005	-	Change
-
1	Revenues	$ 2,071,111	$ 713	$ 2,070,398	290378.4%
2	Cost of Revenues	$ 1,776,857	--	$ 1,776,857	100.0%
3	Costs and Expenses	$ 2,762,677	$ 1,021,746	$ 1,740,931	170.4%
4	General and Administrative Expense	$ 1,842,494	$ 179,317	$ 1,663,177	927.5.0%
5	Salaries and Wages Paid in Stock	$ 877,000	$ 827,000	$ 50,000	6.0%
6	Shareholder Services	$ 43,184	$ 15,429	$ 27,755	179.9%
7	Other Income and (Expenses)	$ 1,266,951	$ 319,650	$ 947,301	296.4%
8	Interest and Other Income	$ 1,320,372	--	$ 1,320,372	100.0%
9	Lawsuit Settlement	$ 124,828	$ 452,679	($ 327,851)	(72.4)%
10	Interest Expense	($ 178,248)	($ 133,029)	($ 45,219)	34.0%

Analysis of Comparison

Line 1 - During 2006 the Company generated from the Short Junction property $1,712,213 in oil sales, $306,816 in gas sales and $46,288 from pipeline transmission. $5,793 was earned from various small working interests other than Short Junction.

Line 2 - Cost of Revenues during 2006 was due entirely to the costs of running the Short Junction property. Production taxes were $147,570, depletion was $552,410 and lease operating expenses were $1,076,877.

Line 3 - Costs and Expenses overall increased $1,740,931 during 2006. The detail explaining this increase is shown on lines 4 through 6 below.

Line 4 - General and Administrative Expense increased $1,663,177 primarily because $1,482,300 in consulting fees was paid in 2006 while $31,000 were paid in 2005.

Line 5 - Salaries and Wages increased by $50,000 because of James C. Row's salary during 2006 and the resignations of E. Barger Miller III and Ernest B. Miller IV during 2005.

Line 6 - Shareholder Services increased by $27,755 because of a timing difference in recording the cost of the annual general meeting.

Line 7 - Income in Other Income and Expenses increased overall $947,301 during 2006. The detail explaining this decrease is shown on lines 8 through 10 below.

Line 8 - Interest Income during 2006 was $38,841 which was earned from the Company's money market account. Other Income of $1,320,132 came from $167,132 in settlement of the judgment with Briar Patch Partners Ltd and $1,115,479 from the write off of old accounts payable.

Line 9 - The Company has settled with all defendants in the lawsuit styled: Cause No: 2001-63909, Adair International Oil & Gas, Inc., et al. v. Chase Mellon Shareholder Services, Inc., et al. and has received all settlement proceeds. No further litigation with any party regarding this case is anticipated at this time. During 2006, the Company received lawsuit proceeds of $124,828. The entire amount was paid out for expense reimbursements.

Line 10 - During 2006 the Company incurred Interest Expense on the Short Junction property of $29,785 and $148,463 on various outstanding obligations.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash
	2006	2005
		-
Net cash provided by/(used in)		-
Operating activities	$ 2,102,020	$ 80,212
Investing activities	(15,745,814)	(532,101)
Financing activities	14,696,079	463,224
Increase/(decrease) in cash and cash equivalents	$ 1,052,285	$ 11,335
	=========	=========

	At December 31
Cash and cash equivalents	$ 1,063,994	$ 11,709
	=========	=========

Cash Flow from Operating Activities

2006
Cash provided by operating activities total $2,102,020 in 2006, an increase of $2,021,808 over 2005. This increase resulted from stock issued for consulting and accruing management salaries.

2005
Cash provided by operating activities total $80,212 in 2005, an increase of $648,808 over 2004. This increase resulted from a reduction in stock issued for expenses.

Cash Flow from Investing Activities

2006
Cash used by investing activities total $15,745,814 in 2006, an increase of $15,213,713 over 2005. This increase resulted from investment in the Short Junction Field project.

2005
Cash used by investing activities total $532,101 in 2005, an increase of $532,101 over 2004. This increase resulted from investment in the Short Junction Field project.

Cash Flow from Financing Activities

2006
Cash provided by financing activities total $14,696,079 in 2006, an increase of $14,232,855. This increase resulted from borrowing for the Short Junction Field project.

2005
Cash provided by financing activities total $463,224 in 2005, a decrease of $105,318. This decrease resulted from the repayment of $36,776 of principal on the $400,000 note payable and from borrowing $550,000 for the Short Junction Field project.

Directors and Officers Compensation

The Company currently has cash reserves and cash flow from operations. Until December 31, 2005 the Company's Directors and Officers received payment in "Series A" Preferred stock in lieu of cash consideration for managing the Company. Beginning January 1, 2006, Officer salaries have been accrued.

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

The Company intends to raise working capital through the sale of its Common stock. No assurance can be given that funds will be available from any source when needed by the Company or, if available upon terms and conditions reasonably acceptable to the Company.

The Company is exploring debt and equity financing.

ITEM 7. FINANCIAL STATEMENTS

The information required hereunder is included in this report as set forth on pages 25 - 41.

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The following table sets forth the directors and executive officers of the Company.

Name	Age	Title
Richard G. Boyce	51	Director - Chief Operating Officer
John A. Brush	50	Director
Charles R. Close	47	Director
Chris A. Dittmar	59	Director - Chief Executive Officer, Corporate Secretary
James C. Row	43	Chief Financial Officer - Resumed his previous investment banking endeavor full time as of 10/31/06
Larry Swift	52	Chief Financial Officer, Assistant Corporate Secretary
At the Annual Shareholder Meeting held on September 12, 2003 the shareholders approved a proposal to establish staggered terms of service for Board of Director members and to increase the number of members of the Board of Directors to five (5). The shareholders approved the following: two (2) members to serve three (3) years; Richard G. Boyce and Chris A. Dittmar, two (2) members to serve two (2) years; John A. Brush and Charles R. Close and one (1) member to serve one (1) year; E. Barger Miller III. At the Annual Shareholder Meeting held on October 15, 2004 the shareholders re-elected E. Barger Miller III to serve a three (3) year term. At the Annual Shareholder Meeting held on October 24, 2005 the shareholders re-elected Charles R. Close and John A. Brush to each serve a three (3) year term. At the Annual shareholder Meeting held on October 30, 2006 the shareholders re-elected Richard G. Boyce and Chris A. Dittmar to each serve a three (3) year term. Once elected, Directors hold office until their term of service expires or until successors are elected and qualified. Officers serve at the discretion of the Board of Directors.

See 8-K filed November 28, 2006 Item 5.02. Departure of Directors or Principal Officers noticing the resignation of James C. Row Chief Financial Officer.

BIOGRAPHIES

Richard G. Boyce - Director and Chief Operating Officer:  Mr. Richard G. Boyce is currently serving a three year term as a Director and additionally serves as the Chief Operating Officer for the Corporation.

Mr. Boyce maintained an active geological/geophysical consulting practice in Dallas, Texas serving both major and independent oil and gas companies world wide from 1996 - 2006. He is an internationally recognized leader in the application of computer technological advances to the field of geo-science.

In 1996, Mr. Boyce started Partners In Exploration, LLC ("PIE"), an exploration consulting company that provided seismic and geological interpretation services. Mr. Boyce negotiated a memorandum of understanding with the Republic of Yemen in 1998 for exploration on Blocks 20 and 42. In 1999, Mr. Boyce signed a 50/50 joint venture agreement with the predecessor company to EnDevCo to pursue Yemen Block 20 and successfully negotiated a production sharing agreement with the Yemen government. Mr. Boyce merged PIE with what has now become EnDevCo and through that merger became a substantial shareholder in the Corporation.

Mr. Boyce began his career in 1979 as a geophysicist for The Superior Oil Company ("Superior") with early training at the Geoscience Laboratory in Houston, Texas. In l980, Mr. Boyce transferred to Midland, Texas subsequently leaving Superior to work for both Conquest Exploration Inc. and Hunt Oil Company ("Hunt Oil") during his ten-year stay in the Permian Basin. In 1991, Mr. Boyce served as the Chief Geophysicist for Hunt Oil Company based in

Dallas, Texas and in 1992 was appointed the Exploration Manager for the Yemen Hunt Oil Company ("Yemen Hunt"), the Operator of the Marib Area in Yemen which daily produces 140,000 barrels of oil. In addition to managing the daily Yemen Hunt exploration drilling operations and prospect generation activities, his responsibilities included the negotiation of international contracts, partner relationships, and representation of industry operating groups with foreign governments in the area. Under Mr. Boyce's leadership of the Yemen-Jannah exploration program, several new fields were discovered, resulting in the addition of booked reserves of over 200 million barrels of oil. At Yemen Hunt, Mr. Boyce was responsible for the introduction of the first 3-D seismic program in the Marib Area resulting in production increases of 50,000 barrels of oil per day. In 1996, Mr. Boyce left Hunt Oil and started Partners In Exploration, LLC.

Mr. Boyce graduated from the Colorado School of Mines with a Bachelor of Science degree in Geophysical Engineering and currently maintains active membership in the American Association of Petroleum Geologists, the Society of Exploration Geophysicists and the Association of International Petroleum Negotiators professional organizations. Mr. Boyce is a registered geophysicist (No. 2179) licensed by the State of Texas Board of Professional Geoscientists.

John A. Brush - Independent Director: Mr. John A. Brush is currently serving a two year term as a non-executive independent Director of the Corporation. Mr. Brush brings the experience of a distinguished twenty-two year career in oil and gas law to the Board of Directors.

Mr. Brush is currently in private practice as an attorney and consultant in the energy business whose clients include CDX Gas International, LLC and Express Drilling Systems, LLC and other large and small oil and gas exploration and production companies, entrepreneurs and foreign government agencies. Earlier, Mr. Brush served as Vice President and General Counsel for Forcenergy, Inc. While serving in this capacity, Mr. Brush managed day to day corporate legal issues, designed and implemented land acquisition and marketing strategies, coordinated an initial public offering, and evaluated government marketing, transportation and royalty regulations.

Mr. Brush has extensive experience in business development activities having worked over nineteen years with several premier independent oil and gas companies including Apache Corporation, Hamilton Brothers Oil Co., The Superior Oil Company and Michigan Wisconsin Pipe Line Company. Areas of experience in this environment include dealing with multinational corporations, various U.S. and foreign government agencies and ministries, opposing counsels, co-venturers, insurers and financial institutions. Mr. Brush's legal experience during this time include joint operating agreements, oil and gas exploration concessions, natural gas, oil, sulfur and liquids sales royalties, processing plant agreements, joint bidding agreements, farm-out agreements, settlement agreements, public offerings and private financing, risk management including hedging strategies, acquisitions, divestitures and mergers. Mr. Brush also has extensive experience marketing oil, natural gas, liquids and sulfur in the United States, Asia, Canada and Europe.

Mr. Brush's international experience includes review and negotiation of deals in Albania, Aruba, Australia, Bangladesh, Belize, Brazil, Canada, Cameroon, Chile, Croatia, Dagastan, Ecuador, Egypt, England, Equatorial Guinea, Eritrea, Gabon, Ghana, India, Indonesia, Malaysia, Netherlands, Norway, Peru, Scotland, Suriname, Thailand, Turkey and Venezuela.

John A. Brush graduated from the South Texas College of Law, Houston, Texas with a Juris Doctorate Degree. Mr. Brush completed his undergraduate studies at the University of Michigan, receiving a Bachelor of Arts degree in Political Science. Mr. Brush has been admitted to the State Bar of Texas and is a member of the American Bar Association and the Houston Bar Association. He is also a member of the American Corporate Counsel Association, the American Association of Professional Landmen, the Association of International Petroleum Negotiators, the Natural Gas Association of Houston and New Orleans and the Houston Producers Forum.

Charles R. Close - Independent Director: Mr. Charles R. Close is currently serving a two year term as a non-executive independent director of the Corporation. Mr. Close brings the experience of a distinguished career in accounting and taxation expertise specific to the energy business to the Board of Directors.

Mr. Close is the owner of C. R. Close & Associates, PC ("Close & Associates"), a certified public accounting practice located in Houston, Texas specializing in the energy industry. Mr. Close has been continuously employed in that practice for thirteen years. The business activities of Close & Associates focus on tax financial reporting issues, federal and state tax planning and compliance, transaction analysis and support, and federal and state audit support. The client base includes large public independent oil and gas companies, a public multi-national pipeline company and energy related service companies.

Close & Associates also provides full financial support for a privately owned domestic oil and gas company and an energy service company. Duties for the domestic oil and gas company include oversight and preparation of the monthly financials and joint interest billings, cash management, tax planning and compliance and coordination of banking relationships. Duties for the private energy service company include the oversight of daily accounting operations, preparation of the monthly financial package for investors, oversight and coordination of the annual operating budget, interaction and coordination of banking relationships, and management of working capital. Other management duties include business development, compensation planning to include structuring of employee non-qualified compensation plans, contract negotiations, international tax structuring, coordination and management of legal issues, and long term strategic planning.

Prior to starting Close & Associates in 1993, Mr. Close enjoyed a successful twelve year tenure with Price Waterhouse in Texas. During his time at Price Waterhouse, Mr. Close advanced to the position of Senior Tax Manager in the Petroleum Industry Services Group. Responsibilities included tax planning, transactional analysis, consultation and compliance for both multi-national and domestic oil and gas exploration and production companies and for several oil field service companies.

Mr. Close's international experience includes negotiation and financial structuring to include financial reporting and tax compliance of deals in Argentina, Canada, Kazakhstan, Mexico, and Peru.

Mr. Close graduated from the University of Texas in 1980 with a Bachelor's Degree of Business Administration (Accounting) and is a Certified Public Accountant. He is a member of the American Institute of Certified Public Accountants and the Texas Society of Certified Public Accountants.

Chris A. Dittmar - Director, Chief Executive Officer: Mr. Chris A. Dittmar is currently serving a three year term as a Director and additionally is serving as Chief Executive Officer and Corporate Secretary of the Corporation.

Prior to his involvement with the Corporation, Mr. Dittmar served as CEO of Alliance Energy Corporation ("Alliance"), a privately held family corporation organized to acquire and develop vertically integrated energy assets. Alliance currently holds interests onshore Texas and Oklahoma and off shore Louisiana.

In 2006, Mr. Dittmar in his capacity as limited partner and financial advisor to East Cameron Partners, LP. completed the first ever Sharia-compliant securitized market financing of assets ("Sukuk") based in the United States. The $165.7 million dollar Sukuk securitized Gulf of Mexico leasehold interests and reserves in a producing natural gas and condensate field 20 miles offshore the State of Louisiana. The offering was led by Merrill Lynch as sole book runner, structured by BSEC, a Lebanese based investment bank and rated by Standard & Poor's. The Sukuk was structured so that Islamic investors effectively received a fixed rate of return while being considered owners of the underlying assets. The transaction attracted Islamic as well as several conventional investors in the United States and Europe.

Mr. Dittmar was the Chairman, President and CEO of Xavier Corporation from 1993-1997. Xavier was an independent exploration and production corporation principally engaged in the acquisition and development of natural resources in the Former Soviet Union. It entered into joint ventures and technical service agreements with Russian entities for the exclusive exploration, development, production, processing and marketing of oil and gas reserves in excess of two billion barrels. While with Xavier, Mr. Dittmar developed the corporate business plan and raised $100 million dollars of equity and debt financing for the Corporation. Mr. Dittmar also has extensive experience recruiting and managing senior management teams required to implement large-scale international operations.

Prior to 1993, Mr. Dittmar managed family oil and gas investments and has held previous positions as Assistant Controller for Occidental Chemical Company and Audit Manager for Occidental Petroleum Corporation as well as Senior Accountant at Aluminum Company of America.

Mr. Dittmar graduated from Cleveland State University, Cleveland, Ohio with a Juris Doctor. Mr. Dittmar completed his undergraduate studies at Iowa State University graduating with a Bachelor of Science in Economics and Finance. He is an active member in the Association of International Petroleum Negotiators and the World Affairs Council of Houston.

Larry Swift - Chief Financial Officer and Assistant Corporate Secretary - Mr. Swift came to work at EnDevCo, Inc. in October 2000 as Assistant Controller and became Controller in August 2002. Mr. Swift became Chief Financial Officer in September 2003.

Mr. Swift has responsibility for all financial reporting, oil and gas accounting, audit and tax matters as well as transfer agent activities for the Company. He has over 20 years of individual and corporate accounting, audit and tax experience.

Prior to working at the Company, Mr. Swift worked in public accounting for 9 years primarily doing tax work. Mr. Swift has also held positions as Internal Auditor for Harris County Texas, Field Tax Auditor for the State of Hawaii and Agent for the Nevada Gaming Control Board in Las Vegas, Nevada.

Pursuant to the disclosure requirements under Item 401 of Regulation S-K of the Securities Act of 1933, the Securities Exchange Act of 1934 and Energy Policy and Conservation Act of 1975, during the previous five years, Mr. Swift has not made a personal or corporate petition for protection under either Federal or State bankruptcy laws. Mr. Swift has not been convicted in any criminal proceedings either past or pending. Mr. Swift has never been the subject of any order, judgment or decree relating to his engaging in any business, including, but not limited to any activities regarding the sale or purchase of any security or commodity regulated by either Federal or State authorities.

SECTION 16(A) BENEFICIAL OWNERSHP REPORTING COMPLIANCE

Richard G. Boyce, John A. Brush, Charles R. Close, Chris A. Dittmar and Larry Swift all filed FORM 5 reports during 2006 concerning receipt of Preferred stock as compensation from the Company during 2005.

ITEM 10. EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

Beginning in August 2002, Director's annual compensation has been set at $30,000, such compensation to be payable with Preferred stock.

EXECUTIVE COMPENSATION

Executives have no 401(k) or retirement plan through the Company.

The following table reflects executive officer compensation for services to the Company for the year ended December 31, 2006.

SUMMARY COMPENSATION TABLE
ANNUAL COMPENSATION					LONG TERM COMPENSATION
NAME/POSITION	YEAR	SALARY	BONUS	TOTAL	RESTRICTED STOCK	SECURITIES	LTIP	OTHER
	-	-	-	CMPSN	AWARDS	OPTIONS/SARS	PAYOUTS	-

Richard G. Boyce / COO	2006	$ 240,000 (1)	-----	$ 240,000
	2005	$ 240,000 (1)	-----	$ 240,000	-----	-----	-----	-----
	2004	$ 240,000 (1)	-----	$ 240,000	-----	-----	-----	-----
Chris A. Diittmar / CEO	2006	$ 240,000 (1)		$ 240,000
	2005	$ 240,000 (1)	-----	$ 240,000	-----	-----	-----	-----
	2004	$ 240,000 (1)	-----	$ 240,000	-----	-----	-----	-----
James C. Row / CFO	2006	$ 75,000 (2)	-----	$ 75,000	-----	-----	-----	-----
	2005	----	-----	----	-----	-----	-----	-----
	2004	-----	-----	-----	-----	-----	-----	-----
Larry Swift / CFO	2006	$ 144,000 (3)	-----	$ 144,000	-----	-----	-----	-----
	2005	$ 144,000 (4)	-----	$ 144,000	-----	-----	-----	-----
	2004	$ 144,000 (5)	-----	$ 144,000	-----	-----	-----	-----

(1) 2006, 2005 and 2004 Salary paid in-kind with 240,000 shares of Preferred stock for Mr. Boyce and Mr. Dittmar.

(2) 2006 Salary paid in-kind with 75,000 shares of Preferred stock for Mr. Row, which represents amount for employment during the period May through October of the year.

(3) 2006 Salary paid in-kind with 144,000 shares of Preferred stock for Mr. Swift.

(4) 2005 Salary paid in-kind with 139,500 shares of Preferred stock and $4,500 in cash for Mr. Swift.

(5) 2004 Salary paid in-kind with 144,000 shares of Preferred stock for Mr. Swift.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of January 25, 2007, with respect to the beneficial ownership of shares of Common stock by (i) each person who is known to the Company to beneficially own more than 5% of the outstanding shares of Common stock, (ii) each director of the Company, (iii) each officer of the Company and (iv) all officers and directors of the Company as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address* of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class

Common Stock	Richard G. Boyce - Director, Chief Operating Officer	3,067,541	1.30%
Common Stock	John A. Brush - Director	None	0.0%
Common Stock	Charles R. Close - Director	None	0.0%
Common Stock	Chris A. Dittmar - Director, Chief Executive Officer	None	0.0%
Common Stock	James C. Row - Chief Financial Officer	None	0.0%
Common Stock	Larry Swift - Chief Financial Officer	None	0.0%

* The address for all Officers and Directors is 2425 Fountainview Drive, Suite 215, Houston, TX 77057.

All Officers and Directors of the Company as a group hold 3,067,541 shares of Common stock, which represents 1.30% of the total outstanding shares of Common stock. As of the date of this report, the Company knows of no arrangement or understanding that will result in a change of control within the Company.

The following table sets forth certain information as of January 25, 2007, with respect to the beneficial ownership of shares of Preferred stock by (i) each person who is known to the Company to beneficially own more than 5% of the outstanding shares of Preferred stock, (ii) each director of the Company, (iii) each officer of the Company and (iv) all officers and directors of the Company as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address* of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class

Preferred Stock	Richard G. Boyce - Director, Chief Operating Officer	952,500	15.08%
Preferred Stock	John A. Brush - Director	142,500	2.26%
Preferred Stock	Charles R. Close - Director	144,500	2.29%
Preferred Stock	Chris A. Dittmar - Director, Chief Executive Officer	920,000	14.57%
Preferred Stock	James C. Row - Vice President of Finance, Chief Financial Officer	75,000	1.19%
Preferred Stock	Larry Swift - Chief Financial Officer	487,500	7.72%

* The address for all Officers and Directors is 2425 Fountainview Drive, Suite 215, Houston, TX 77057.

All Officers and Directors of the Company as a group hold 2,722,000 shares of Preferred stock, which represents 43.10% of the total outstanding shares of Preferred stock. As of the date of this report, the Company knows of no arrangement or understanding that will result in a change of control within the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Board of Directors of the Company has adopted a policy that Company affairs will be conducted in all respects by standards applicable to publicly-held corporations and that the Company will not enter into loans between the Company and its officers or directors.

On December 9, 2002 the Company entered into a contract with Mirando Energy Corporation, a related party managed by Campbell Evans, to provide a line of credit. As of December 31, 2006, Mirando Energy Corporation owned 118,126 preferred shares, which is 1.87% of class. See Note 2 to the financial statements at page 33.

On September 25, 2003 the Company entered into a contract with Harvest Production Company, LLC, a related party managed by Campbell Evans, to acquire an option to participate in the acquisition and processing of 101 kilometers of 2D seismic, and a continuing option to participate on a joint venture basis in wells to be drilled after the interpretation of that seismic on the Rio Magdalena Association Contract comprising 58,546 hectares (144,600 acres) situated in the Upper Magdalena River region of Colombia.

On December 28, 2003 the Company entered into a contract with Pine Curtain Production Company, LLC, a related party managed by Campbell Evans to acquire an option to participate in an undivided interest of 50% in Eugene Island Block 294 and Chandeleur Block 14.

On June 7, 2004 ($400,000), August 10, 2004 ($950,000) and November 2, 2005 ($500,000) the Company entered into these Notes Payable and received a total of $1,850,000 from OCE Partners, LLC; OCE Interests, LLC; and OCE Advisors, LLC. See Notes 8 and 9 to the financial statements at pages 36 and 37. These entities are all related parties initially managed by Campbell Evans. As of March 10, 2006 Chris A. Dittmar is the sole member and manager of OCE Advisors, LLC.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

1. Exhibits:
See Index to Exhibits beginning on page 42 of this report.

2. The following table details the events reported in Fiscal 2006 by the Company on Form 8-K. Each filing is incorporated herein by reference.

Filing Date	Description
04/19/2006	Item 8.01 Other Events - EnDevCo, Inc. Purchases Short Junction Field
11/28/2006	Item 5.02 Departure of Principal Officers - James C. Row resumed his previous investment banking endeavor full time

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information relating to principal accountant fees and services is set forth under the caption "Directors' Proposal to ratify selection of Independent Public Account" on page 9 of the Company's 2006 proxy Statement. Such information is incorporated into this report by reference.

SIGNATURES

In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2007.

EnDevCo, Inc.

CHRIS A. DITTMAR

CHRIS A. DITTMAR
CHIEF EXECUTIVE OFFICER AND DIRECTOR

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated:

RICHARD G. BOYCE	JOHN A. BRUSH	CHARLES R. CLOSE
RICHARD G. BOYCE	JOHN A. BRUSH	CHARLES R. CLOSE
CHIEF OPERATING OFFICER AND DIRECTOR	DIRECTOR	DIRECTOR
March 30, 2007	March 30, 2007	March 30, 2007

CHRIS A. DITTMAR	LARRY SWIFT
CHRIS A. DITTMAR	LARRY SWIFT
CHIEF EXECUTIVE OFFICER AND DIRECTOR	CHIEF FINANCIAL OFFICER
March 30, 2007	March 30, 2007

FINANCIAL STATEMENTS
(RE: PART II. ITEM 7)
EnDevCo, Inc. and Subsidiaries
Table of Contents
DECEMBER 31, 2006

Description	Page
Report of Independent Registered Public Accounting Firm	26
Consolidated Balance Sheets	27
Consolidated Statements of Operations	28
Consolidated Statements of Changes in Shareholders' Deficit	29
Consolidated Statements of Cash Flows	30
Notes to Financial Statements	31

Killman, Murrell & Company, P.C.
Certified Public Accountants

1931 E. 37th Street, Suite 7	3300 N. A Street, Bldg. 4, Suite 200	2626 Royal Circle
Odessa, Texas 79762	Midland, Texas 79705	Kingwood, Texas 77339
(432) 363-0067	(432) 686-9381	(281) 359-7224
Fax (432) 363-0376	Fax (432) 684-6722	Fax (281) 359-7112

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
EnDevCo, Inc.
2425 Fountain View, Suite 215
Houston, Texas 77057

We have audited the accompanying balance sheets of EnDevCo, Inc. as of December 31, 2006 and 2005 and the related statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EnDevCo, Inc. as of December 31, 2006 and 2005 and the results of its operations and its cash flows for the years then ended, in conformity with United States generally accepted accounting principles.

/s/ Killman, Murrell & Company, P.C.
KILLMAN, MURRELL & COMPANY, P.C.
March 30, 2007
Odessa, Texas

EnDevCo, Inc. and Subsidiaries
Consolidated Balance Sheets
As of December 31,
	2006	2005
ASSETS
Current Assets
Cash	$ 1,063,994	$ 11,709
Accounts Receivable	181,529	--
Prepaid Expense	148,925	609
Total Current Assets	1,394,448	12,318

Property and equipment
Oil and Gas Properties and Equipment under Full Cost Method	18,612,915	2,867,101
Less Depletion	(552,410)	--
Net Property and Equipment	18,060,505	2,867,101
Total Assets	$ 19,454,953	$ 2,879,419
	==========	=========
LIABILITIES
Current Liabilities
Accounts Payable	$ 3,100,874	$ 2,554,335
Revenue Payable	17,086	--
Accrued Interest	205,400	96,154
Taxes Payable	242,170	225,908
Accrued Salary	672,000	--
Accrued Expenses	106,238	93,435
Notes Payable - Related Party	1,313,224	--
Total Current Liabilities	5,656,992	2,969,832

Non-current Liabilities
Notes Payable	11,745,770	--
Notes Payable - Related Party	500,000	1,863,224
Total Long Term Liabilities	12,245,770	1,863,224
Total Liabilities	17,902,762	4,833,056

Minority Interest	3,000,000	--
STOCKHOLDERS' DEFICIT
"Series A" Convertible Preferred Stock
10,000,000 shares authorized, $0.01 par value,	63,151	60,901
6,315,020 Shares Outstanding December 31, 2006
6,090,020 Shares Outstanding December 31, 2005
Common Stock
500,000,000 shares authorized, without par value,	38,107,852	36,625,552
245,399,754 Shares Outstanding December 31, 2006
214,059,750 Shares Outstanding December 31, 2005
Additional Paid in Capital	6,251,870	6,029,120
Retained Deficit	(45,870,682)	(44,669,210)
Total Stockholders' Deficit	(1,447,809)	(1,953,637)
Total Liabilities and Stockholders' Deficit	$ 19,454,953	$ 2,879,419
	==========	=========

The accompanying notes are integral part of the consolidated financial statements.

EnDevCo, Inc. and Subsidiaries
Consolidated Statements of Operations
	Years Ended December 31,
	2006	2005
	____________________	____________________
Revenues
Oil Sales	$ 1,718,006	$ --
Gas Sales	306,816	--
Pipeline Transmission	46,289	--
Other Revenue	--	713
Total Revenues	2,071,111	713

Cost of Revenues
Lease Operating Cost	1,076,877	--
Production Taxes	147,570	--
Depletion	552,410	--
Total Cost of Revenues	1,776,857	--
Gross Profit	294,254	713

Costs and Expenses
General and Administrative	1,842,494	179,317
Salaries and Wages	877,000	827,000
Shareholder Services	43,184	15,429
Total Costs and Expenses	2,762,678	1,021,746
Net Loss from Operations	$ (2,468,424)	$ (1,021,033)

Other Income and Expenses
Interest and other income	1,320,372	--
Lawsuit settlement, net of $412,321 in expenses in 2005	124,828	452,679
Interest Expense, net of $933,416 of capitalized interest in 2006	(178,248)	(133,029)
Total Other Income(Expenses)	1,266,952	319,650
Net Loss	$ (1,201,472)	$ (701,383)
	===========	===========

Basic and Diluted Loss Per Common Share	$ (0.01)	$ (0.00)
Weighted Average Number of Common Shares
Used in Basic Loss Per Share Calculations	225,796,675	202,444,365
	===========	===========

The accompanying notes are integral part of the consolidated financial statements.

EnDevCo, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Deficit
For the Years Ended December 31, 2006 and 2005

	Preferred Stock		Common Stock		Additional	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Paid-In-Capital	Earnings	Equity

Balance, December 31, 2004	5,238,984	$ 52,390	197,000,000	$ 36,305,961	$ 5,186,594	$ (43,967,827)	$ (2,422,882)

Issuances of preferred shares:
For Salaries & Directors' Fees	822,500	8,225			814,275		822,500
For Company Obligations	28,536	286			28,251		28,537
Issuance of common shares:
For Investment			15,000,000	285,000			285,000
For Company Obligations			2,059,750	34,591			34,591
Net Loss	__________	__________	__________	__________	__________	(701,383)	(701,383)
Balance, December 31, 2005	6,090,020	$ 60,901	214,0059,750	$ 36,625,552	$ 6,029,120	$ (44,669,210)	$ (1,953,637)

Issuances of preferred shares:
For Salaries & Directors Fees	195,000	1,950			193,050		195,000
For Company Obligations	30,000	300			29,700		30,000
Issuance of common shares:
For Investment
For Company Obligations			31,340,004	1,482,300			1,482,300
Net Loss	__________	__________	__________	__________	__________	(1,201,472)	(1,201,472)
Balance, December 31, 2006	6,315,020	$ 63,151	245,399,754	$ 38,107,852	$ 6,251,870	$ (45,870,682)	$ (1,447,809)
	=========	=========	=========	=========	========	========	========

The accompanying notes are integral part of the consolidated financial statements.

EnDevCo, Inc.and Subsidiaries
Consolidated Statements of Cash flows

	Years Ended December 31,
	2006	2005
	____________________________	____________________________
Cash flows from operating activities:
Net loss	$ (1,201,472)	$ (701,383)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Issuance of stock for expenses	225,000	854,628
Issuance of stock for consulting	1,482,300	31,000
Depletion	552,410	--
Changes in assets and liabilities
Accounts receivable	(181,838)	--
Prepaid expenses	(148,316)	(609)
Revenue payable	17,085	--
Accounts payable	546,540	(27,498)
Taxes payable	16,262	23,387
Accrued interest	109,247	46,325
Accrued salary	672,000	--
Accrued expenses	12,802	(145,638)
Net cash provided in operating activities	$ 2,102,020	$ 80,212

Cash flows from investing activities:
Purchase of oil and gas property	(15,745,814)	(532,101)
Net cash Used by investing activities	$ (15,745,814)	$ (532,101)

Cash flows from financing activities:
Reduction in notes payable	(50,000)	(36,776)
Increase in notes payable	11,745,770	500,000
Capital contributions	3,000,309	--
Net cash provided by financing activities	$ 14,696,079	$ 463,224
Net increase (decrease) in Cash	1,052,285	11,335

Cash and cash equivalents
Cash Balance, Begin Period	11,709	374
Cash Balance, End Period	$ 1,063,994	$ 11,709
	===========	===========
Supplemental Cash Flow information
Cash paid for interest	$ 191,000	--
Cash paid for income taxes	--	--
Stock issued for oil & gas leases	--	$ 285,000
Stock issued for services	$ 1,707,300	$ 885,628

The accompanying notes are integral part of the consolidated financial statements.

EnDevCo, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
December 31, 2006

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

Principles of Consolidation -- The consolidated financial statements include the accounts of EnDevCo, Inc. and its subsidiaries, EnDevCo Eureka LLC, Superior Stock Transfer, Inc., EnDevCo Minerals, Inc., EnDevCo Refining Corporation, Africa Energy Group, Inc. and EnDevCo Colombia S.A. (the "Company") All material inter-Company balances and transactions have been eliminated in consolidation. All subsidiaries except EnDevCo Eureka LLC and Superior Stock Transfer, Inc. (the Company's transfer agent) were inactive at December 31, 2006. All subsidiaries except Superior Stock Transfer, Inc. and were inactive at December 31, 2005.

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

Depletion expense for the year ending December 31, 2006 was $552,410. No depletion, depreciation, or amortization was expensed for the year ending December 31, 2005.

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

Loss Per Share -- Basic loss per share are computed by dividing the loss by the weighted average number of common shares outstanding.

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
December 31, 2006

NOTE 1 - Summary of Significant Accounting Policies (cont)

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
December 31, 2006

NOTE 2 - Non-monetary Stock Transactions

Included in the Company's consolidated statement of operations for the periods ended December 31, 2006 and December 31, 2005 were expenses that were paid with Company stock. The Company issued stock in lieu of cash in transactions summarized as follows for the year ended December 31, 2006 and 2005. The preferred shares issued for other obligations during 2005 were issued to Mirando Energy Corporation, a related party managed by Campbell Evans. See Item 12 Certain Relationships and Related Transactions at page 22 and Notes 8 and 9 to these financial statements at pages 36 and 37..

	December 31, 2006			December 31, 2005
	Common	Preferred	Value	Common	Preferred	Value
For Salaries	--	195,000	$ 195,000	--	822,500	$ 822,500
Other Obligations	31,340,004	--	$ 1,482,300	2,059,750	28,536	$ 63,128
Investment	--	--	--	15,000,000	--	285,000
	___________	__________	__________	__________	__________	__________
Total	31,340,004	195,000	$ 1,677,300	17,059,750	851,036	$ 1,170,628
	==========	=========	=========	========	========	========

NOTE 3 - Preferred Stock

The Board of Directors passed a Corporate Resolution that reads, "Pursuant to and in accordance with Article 2.13 of the Texas Business Corporation Act of the State of Texas the Company does hereby certify that, pursuant to the authority conferred on the Board of Directors by the Articles of Incorporation of the Corporation, and pursuant and in accordance with Article 2.13 of the Texas Business Corporation Act of the State of Texas, said Board of Directors, pursuant to unanimous written consent dated December 9, 2002, duly adopted a resolution providing for the authorization and issuance of 5,000,000 shares of "Series A" Convertible Preferred Stock, $0.01 par value per share (the "Series A" Preferred Stock). At the annual shareholders meeting held on October 15, 2004, the shareholders approved an increase in the total number of authorized "Series A" convertible preferred shares with a $0.01 par value to 10,000,000. As of December 31, 2006 and 2005 there were 6,315,020 and 6,090,020 shares outstanding respectively.

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

During the year ended December 31, 2006 a total of 195,000 shares of preferred stock was issued for salaries and recorded at the rate of $1.00 per share as approved by the Board of Directors.

EnDevCo, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
December 31, 2006

NOTE 4 - Commitments and Contingencies

Legal Proceedings for the Year Ended December 31, 2006:

As of December 31, 2006, the law firm of Ware, Jackson, Lee & Chambers, L.L.P. ("WJLC"), along with the law firm of G. Wesley Urquhart, P.C., were and remain the attorneys of record for the Company in a case styled: Cause No: 2001-63909; Adair International Oil & Gas, Inc., et al. v. Chase Mellon Shareholder Services, Inc., et al.

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

As of December 31, 2006, the law firm of Phillips & Akers, P.C. ("A&P"), are the attorneys of record for the Company in a case styled: Cause No: 2006-34662; Farzad Askari v. EnDevCo, Inc.

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
December 31, 2006

NOTE 4 - Commitments and Contingencies (cont)

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

NOTE 5 - Earnings Per Share

The following reconciles the components of the earnings per share (EPS) computation:

	2006			2005
	(Loss)	Common Shares	Loss Per Share	(Loss)	Common Shares	Loss Per Share
Net Income	($1,201,472)	225,796,675	($.01)	($701,383)	202,444,365	($.00)

Effect of Dilutive Securities:
"Series A" Preferred Stock
	($1,201,472)	225,796,675	($.01)	($701,383)	202,444,365	($.00)

As of December 31, 2006 a total of 6,315,020 shares of preferred stock have been issued and recorded at the rate of $1.00 per share as approved by the Board of Directors. Each share of "Series A" Preferred Stock which is then outstanding shall at the sole election of the holder be converted into fully paid and non-assessable shares of Common Stock of the Corporation at a conversion rate of 1,000 shares of Common Stock for each share of "Series A" Preferred Stock. These shares are not included in the calculation of diluted EPS as they would be considered anti-dilutive.

EnDevCo, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
December 31, 2006

NOTE 6 - Income Taxes

The provision for income taxes has been calculated based on federal statutory rates of 34%.

	Years ended December 31,
	2006	2005
Income tax benefit calculated
using the statutory rates	$ 408,501	$ 238,470
Non-deductible expenses	(300,900)	(279,649)
Changes in valuation allowance	(107,601)	41,179
	$ --	$ --
	==========	==========
Temporary differences, which give rise to deferred tax assets and liabilities are as follows:
	Years ended December 31,
	2006	2005
Deferred Tax Asset
Net operating losses	$ 12,340,289	$ 12,232,688
Valuation allowance	(12,340,289)	(12,232,688)
	___________	___________
	$ --	$ --
	==========	==========

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

NOTE 7 - Note Payable - GASROCK CAPITAL LLC

The Company entered into an advancing term credit agreement for $30,000,000 on April 13, 2006 through its subsidiary EnDevCo Eureka, LLC with GasRock Capital, LLC to fund the purchase of the Short Junction Field in Cleveland County Oklahoma. The interest rate is 12% and the loan terminates on April 13, 2010. The balance at December 31, 2006 was $11,745,770 and the Company paid interest of $951,286 during 2006. The Company has $18,254,230 left to draw on this agreement. The Company's ability to draw down money under this agreement terminates on April 30, 2009. The note is secured by all of the Company's assets.

NOTE 8 - Note Payable - Current - Related Party

The Company has two current notes payable totaling $1,313,224. Both notes accrue interest at the LIBOR monthly average interest coupon rate (5.33%) at December 31, 2006. The first is in the amount of $363,224 and the second is in the amount of $950,000. Both are due and payable December 31, 2007. The maker of each note consists of the following related parties managed by Campbell Evans: OCE Partners, LLC and OCE Interests, LLC; and OCE Advisors, LLC, managed by Chris Dittmar. All notes are unsecured.

EnDevCo, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
December 31, 2006

NOTE 9 - Note Payable - Long Term - Related Party

The Company has one long term note payable in the amount of $500,000 which accrues interest at the LIBOR monthly average interest coupon rate (5.33%) at December 31, 2006. It is due and payable June 30, 2009. The maker of this note consists of the following related parties managed by Campbell Evans: OCE Partners, LLC and OCE Interests, LLC; and OCE Advisors, LLC, managed by Chris A. Dittmar. All notes are unsecured.

NOTE 10 - Interest and Other Income

Interest Income during 2006 was $38,841 which was earned from the Company's money market account. Other Income of $1,320,372 came from $167,132 in settlement of the judgment with Briar Patch Partners Ltd and $1,115,479 from the reversal of old accounts payable on which the statute of limitations had passed. These accounts payable were accrued during operations under previous management prior to the successful proxy fight waged by current management. They were from known vendors and various accruals. The Company has determined it is no longer responsible for them due to the passage of time and they have been reversed.

EnDevCo, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
December 31, 2006

NOTE 11 - Supplemental Oil and Gas Information (Unaudited)

Costs Incurred and Capitalized Costs in Oil and Gas Producing Activities are as follows:

Description	Harvest	Pine Curtain	Sicily	Short Junction	Total
Total, December 31, 2003	$ 1,000,000	$ 1,000,000	$ --	$ --	$ 2,000,000

Oil and Gas Properties	$ 1,000,000	$ 1,000,000	$ 1,350,000	--	$ 3,350,000
Loss on Abandonment	--	--	$ (1,350,000)	--	$ (1,350,000)

Total, December 31, 2004	$ 1,000,000	$ 1,000,000	$ --	$ --	$ 2,000,000

Oil and Gas Properties	$ 1,000,000	$ 1,000,000	$_--	$ 867,101	$ 2,867,101

Total, December 31, 2005	$ 1,000,000	$ 1,000,000	$ --	$ 867,101	$ 2,867,101

Oil and Gas Properties	$ 1,000,000	$ 1,000,000	$ --	$ 16,612,915	$ 18,612,915
Less Accumulated Depr/Depl	--	--	$ --	$ 552,410	$ 552,410

Total, December 31, 2006	$ 1,000,000	$ 1,000,000	$ --	$ 16,060,505	$ 18,060,505
	=========	=========	=========	=========	=========

Gulf of Mexico - The Company has entered into a farm-in agreement with BT Operating Co. wherein the Company will participate in the drilling and completion of four wells in Eugene Island Block 294 and/or Chandeleur Block 14 to earn a 50% working interest in each block prior to December 31, 2007.

The Company has also entered into a farm-in agreement with Noble Energy, Inc., Mariner Energy, Inc., and Entech Enterprises, Inc. which grants the Company an assignment of their operating rights down to a depth of 12,800 feet upon the initial commercial completion of the "OC" pay sand. Open Choke Exploration, LLC has a 67% interest in the farm-in agreement and EnDevCo has the remaining 33% interest.

The Company has designated Open Choke as the project Operator who will drill the existing East Cameron 71-9 well and attempt to complete the "OC" pay sand. In the event that this well is not successful, EnDevCo has the right to drill a replacement well to test the "OC" pay sand within a reasonable time frame.

Pursuant to a joint participation agreement between EnDevCo and Open Choke, the Company will have access to the production platforms on East Cameron Block 71/72 Field which are equipped with all necessary production facilities and pipelines to support increased oil and gas production resulting from drilling and completing new wells.

Upper Magdalena River Region, Colombia - On September 25, 2003, the Company purchased from Harvest Production Company, LLC an option to participate in the acquisition and processing of 101 kilometers of 2D.

EnDevCo, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
December 31, 2006

NOTE 11 - Supplemental Oil and Gas Information (Unaudited) (cont)

seismic, and a continuing option to participate on a joint venture basis in wells to be drilled after the interpretation of that seismic on their Rio Magdalena Association Contract comprising 58,546 hectares (144,600 acres) situated in the Upper Magdalena River region of Colombia. On June 25, 2005 the Company acquired an option from Harvest Production Company, LLC to purchase 50% of seller's interest in the assets covered by the September 25, 2003 option, proven undeveloped reserves in the block and seller's proprietary data previously acquired over the lease acreage described above, in consideration of the Company securing financing for development. This option expires June 30, 2007
.
Cleveland County, Oklahoma - On April 13, 2006, the Company completed its acquisition of a 98.712% working interest with a 71% net revenue interest in the West Short Junction Unit and a 100% working interest with a 71% net revenue interest in the Central Short Junction Unit hereinafter referred to as the ("Short Junction Field and/or the Field") located in Oklahoma City, Oklahoma through its subsidiary EnDevCo Eureka, LLC for a purchase price of $11.5 million. EnDevCo Eureka is owned 55% by its parent EnDevCo, Inc. and 45% by private investors who are related parties. These investors contributed $3.0 million in equity to enable EnDevCo to consummate the transaction. EnDevCo Eureka, LLC, managed by EnDevCo personnel, is the Operator for the field with an acquisition date of January 01, 2006.

Project financing was provided by GasRock Capital, LLC of Houston, Texas and takes the form of a $30.0 million credit facility. GasRock Capital provides project based mezzanine debt financing to the oil and gas industry by backing proven management teams that identify high quality exploitation projects like the Short Junction Field.

Since acquiring the Field, the Company has methodically performed maintenance activities on all oil wells to include improved chemical and hot oil treatments; new pump jacks, existing pump jack re-alignment, bearing and rod replacement, beam compressor installation and pipeline integrity testing and cleanout. EnDevCo has also installed new pumps, a new water knockout and two new heater treaters for improved oil separation at the central collection and metering stages and terminated the re-injection of water into the Hunton reservoir by re-piping and installing a new salt water disposal well. The Field purchase included full ownership rights to a field wide gas pipeline and gathering system that offers two independent taps to the interstate gas transmission system.

Short Junction Field was originally developed by Conoco using vertical wells drilled on a 40 acre well spacing, resulting in oil and gas production from 270 active wells within the 12,000 acre leasehold. The Field currently contains 34 unplugged well bores of which 26 are currently active.

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

EnDevCo, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
December 31, 2006

NOTE 11 - Supplemental Oil and Gas Information (Unaudited) (cont)

EnDevCo, Inc.
Supplemental Information
Year Ended December 31, 2006
(Unaudited)
FULL
COST
Capitalized Costs Relating to Oil and Gas
Producing Activities at December 31, 2006
Unproved oil and gas properties	$ 2,000,000
Proved oil and gas properties	16,014,865
Support equipment and facilities	598,050
18,612,915

Less accumulated depreciation, depletion, amortization, and impairment	552,410
Net capitalized costs	$ 18,060,505
=========
Costs incurred in Oil and Gas Producing Activities
for the Year Ended December 31, 2006
Property acquisitiion costs
Proved	$ 11,031,655
Unproved	--
Exploration costs	6,983,210
Development costs	598,050
Amortization rate per equivalent barrel of production	$ 12.91

Results of Operations for Oil and Gas Producing
Activities for the Year Ended December 31, 2006
Oil and gas sales	$ 2,019,029
Gain on sale of oil and gas properties	--
Gain on sale of oil and gas leases	--
Production costs	1,185,948
Exploration costs	--
Depreciation, depletion, and amortization	552,410
280,671
Income tax expense	--
Results of operations for oil and gas producing
activities (excluding corporate overhead and
financing costs)	$ 280,671
=========
Reserve Information
The following estimates of proved and proved developed reserve quantities and related standardized measure of discounted net cash flow are estimates only, and do not purport to reflect realizable values or fair market values of the Company's reserves. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and gas properties. Accordingly, these estimates are expected to change as future information becomes available. All of the Company's reserves are located in the United States.

Proved reserves are estimated reserves of crude oil (including condensate and natural gas liquids) and natural that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years

EnDevCo, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
December 31, 2006

NOTE 11 - Supplemental Oil and Gas Information (Unaudited) (cont)

from known reservoirs ounder existing economic and operating conditions. Proved developed reserves are those expected to be recovered through existing wells, equipment, and operating methods.

The standardized measure of discounted future net cash flows is computed by applying year-end prices of oil and gas (with ocnsideratin of price changes only to the extent provided by contractual arrangements) to the estimated future production of provied oil and gas reserves, less estimated future expenditures (based on year-end costs) to be incureed in developing and producing the proved reserves, less estimated future income tax expenses
(based on year-end statutory tax rates, with consideration of future tax rates already legislated) to be incurred on pretax net cash flows less tax basis of the properties and available credits, and assuming continuation of existing economic conditions. The estimated future net cash flows are then discounted using a rate of 10 percent a year to reflect the estimated timing of the future cash flows.
	Oil	Gas
	(Bbls)	(Mcf)
Proved developed and undeveloped reserves
Beginning of year	--	--
Revisions of previous estimates	--	--
Improved recovery	--	--
Purchases of miinerals in place	598,343	5,987,332
Extensions and discoveries	12,700,964	31,925,419
Production	(32,946)	(58,992)
Sales of minerals in place	--	--
End of year	13,266,361	37,853,759
Proved developed reserves
Beginning of year	292,232	227,343
End of yeara	814,544	685,722
Standardized Measure of Discounted Future
Net Cash Flows at December 31, 2006
Future cash inflows		$1,049,902,382
Future production costs		(180,984,532)
Future development costs		(237,540,000)
Future income tax expenses		(214,668,000)
		416,709,850
Future net cash flows
10% annual discount for estimated
timing of cash flows		(298,000,884)
Standardized measures of discounted future
net cash flows relating to proved oil and gas
reserves		$ 118,708,966
		===========
The following reconciles the change in the standardized measure of discounted future net cash flow during 2006.
Beginning of year		$ --
Sales of oil and gas produced, net of
production costs		(833,081)
Net changes in prices and
production costs		--
Extensions, discoveries, and improved
recovery, less related costs		--
Development costs incurred during the year
which were previously estimated		--
Net change in estimated future development
costs		--
Revisions of previous quantity estimates		--
Net change from purchases and sales of
minerals in place		119,542,047
Accretion of discount		--
Net change in income taxes		--
Other		--
End of year		$ 118,708,966
		===========

EnDevCo, Inc. and Subsidiaries
December 31, 2006

INDEX TO EXHIBITS
-
3(i)	Restatement of the Articles of Incorporation, as restated September 19, 2003 incorporated by reference to the registrant's Form 8K filed on June 2, 2004.

3(ii)	Bylaws, as revised to May 1, 2004, incorporated by reference to registrant's Form 10KSB filed on September 9, 2005

16	Letter on Change in Certifying Accountant incorporated by reference to the registrant's Form 8K filed on July 12 2005.

21	Subsidiaries of the Registrant, see page 43 of this report.

31.1	Certification per Rule 13a-14(a) by Chief Executive Officer, see page 44 of this report.

31.2	Certification per Rule 13a-14(a) by Chief Financial Officer, see page 45 of this report.

32.1	Certification per Section 1350 by Chief Executive Officer, see page 46 of this report.

32.2	Certification per Section 1350 by Chief Financial Officer, see page 47 of this report.

EnDevCo, Inc. and Subsidiaries
December 31, 2006

Exhibit 21 - Subsidiaries of the Registrant

	Name	Jurisdiction	DBA
of Incorporation

1.	Superior Stock Transfer, Inc.	Texas	Same
(FKA) Superior Geophysical, Inc.

2.	EnDevCo Eureka LLC	Delaware	Same

3.	EnDevCo Minerals, Inc.	Texas	same
(FKA) Adair Exploration, Inc.

4.	EnDevCo Refining Corporation	Bahamas	same
(FKA) Adair Yemen Exploration Ltd.

5.	EnDevCo Colombia, SA	Panama	Same
(FKA) Adair Colombia Oil & Bas, SA

6.	Africa Energy Group, Inc.	Bahamas	Same

EnDevCo, Inc. and Subsidiaries
December 31, 2006

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

March 30, 2007

CHRIS A DITTMAR

CHRIS A DITTMAR
CHIEF EXECUTIVE OFFICER

EnDevCo, Inc. and Subsidiaries
December 31, 2006

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

March 30, 2007

LARRY SWIFT

LARRY SWIFT
CHIEF FINANCIAL OFFICER

EnDevCo, Inc. and Subsidiaries
December 31, 2006

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

I, Chris A. Dittmar, Chief Executive Officer of EnDevCo, Inc. (the "Company"), certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The report on Form 10KSB for the period ended December 31, 2006 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the date and for the periods reported therein.

March 30, 2007

CHRIS A. DITTMAR

CHRIS A. DITTMAR
CHIEF EXECUTIVE OFFICER

EnDevCo, Inc. and Subsidiaries
December 31, 2006

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

I, Larry Swift, Chief Financial Officer of EnDevCo, Inc. (the "Company"), certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The report on Form 10KSB for the period ended December 31, 2006 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the date and for the periods reported therein.

March 30, 2007

LARRY SWIFT

LARRY SWIFT
CHIEF FINANCIAL OFFICER