Form 10KSB/A
period 2006-12-31
ENDEVCO INC
filed 2007-04-04
CIK 355300

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

[X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The aggregate market value of common stock held by non-affiliates of the registrant at December 31, 2006, based upon the last closing price on the OTCBB on December 29, 2006, was $7,269,966.  As of December 31, 2006, there were 245,399,754 shares of Common Stock and 6,315,020 shares of Preferred Stock outstanding. The total number of Common shares authorized is 500,000,000 and the total number of Preferred shares authorized is 10,000,000 for the Corporation.

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

The Company has also entered into a farm-in agreement with Noble Energy, Inc., Mariner Energy, Inc. and Entech Enterprises, Inc. which grants the Company an assignment of their operating rights down to a depth of 12,800 feet upon the initial commercial completion of the "OC" sand in East Cameron Block 71. Open Choke Exploration, LLC has a 67% interest in the farm-in agreement and EnDevCo has the remaining 33% interest.

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

Insufficiency of Working Capital

As noted above, the Company has a historical working capital deficit which current operations are now reversing.  In addition, a Securities Registration Statement will be prepared this year to allow for the sale of Common stock to raise additional working capital for the Company.  No assurance can be given that funds will be available from any source when needed by the Company or, if available, upon terms and conditions reasonably acceptable to the Company.

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

  Elect two (2) directors to the Board of Directors for a term of three (3) years.
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

The Company has also entered into a farm-in agreement with Noble Energy, Inc., Mariner Energy, Inc. and Entech Enterprises, Inc. which grants the Company an assignment of their operating rights down to a depth of 12,800 feet upon the initial commercial completion of the "OC" sand in East Cameron Block 71. Open Choke Exploration, LLC has a 67% interest in the farm-in agreement and EnDevCo has the remaining 33% interest.

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
At the Annual Shareholder Meeting held on September 12, 2003 the shareholders approved a proposal to establish staggered terms of service for Board of Director members and to increase the number of members of the Board of Directors to five (5). The shareholders approved the following: two (2) members to serve three (3) years; Richard G. Boyce and Chris A. Dittmar, two (2) members to serve two (2) years; John A. Brush and Charles R. Close and one (1) member to serve one (1) year; E. Barger Miller III. At the Annual Shareholder Meeting held on October 15, 2004 the shareholders re-elected E. Barger Miller III to serve a three (3) year term. At the Annual Shareholder Meeting held on October 24, 2005 the shareholders reelected Charles R. Close and John A. Brush to each serve a three (3) year term. At the Annual shareholder Meeting held on October 30, 2006 the shareholders reelected Richard G. Boyce and Chris A. Dittmar to each serve a three (3) year term. Once elected, Directors hold office until their term of service expires or until successors are elected and qualified. Officers serve at the discretion of the Board of Directors.

See 8-K filed November 28, 2006 Item 5.02. Departure of Directors or Principal Officers noticing the resignation of James C. Row Chief Financial Officer.

BIOGRAPHIES

Richard G. Boyce - Director and Chief Operating Officer:  Mr. Richard G. Boyce is currently serving a three year term as a Director and additionally serves as the Chief Operating Officer for the Corporation.

Mr. Boyce maintained an active geological/geophysical consulting practice in Dallas, Texas serving both major and independent oil and gas companies world wide from 1996 - 2006. He is an internationally recognized leader in the application of computer technological advances to the field of geoscience.

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

Mr. Close is the owner of C. R. Close & Associates, PC ("Close & Associates"), a certified public accounting practice located in Houston, Texas specializing in the energy industry. Mr. Close has been continuously employed in that practice for thirteen years. The business activities of Close & Associates focus on tax financial reporting issues, federal and state tax planning and compliance, transaction analysis and support, and federal and state audit support. The client base includes large public independent oil and gas companies, a public multinational pipeline company and energy related service companies.

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

Prior to starting Close & Associates in 1993, Mr. Close enjoyed a successful twelve year tenure with Price Waterhouse in Texas. During his time at Price Waterhouse, Mr. Close advanced to the position of Senior Tax Manager in the Petroleum Industry Services Group. Responsibilities included tax planning, transactional analysis, consultation and compliance for both multinational and domestic oil and gas exploration and production companies and for several oil field service companies.

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

EXECUTIVE COMPENSATION

Executives have no 401(k) or retirement plan through the Company.

The following table reflects executive officer compensation for services to the Company for the year ended December 31, 2006.

SUMMARY COMPENSATION TABLE
ANNUAL COMPENSATION					LONG TERM COMPENSATION
NAME/POSITION	YEAR	SALARY	BONUS	TOTAL	RESTRICTED STOCK	SECURITIES	LTIP	OTHER
	-	-	-	CMPSN	AWARDS	OPTIONS/SARS	PAYOUTS	-

Richard G. Boyce / COO	2006	$ 240,000 (1)	-----	$ 240,000
	2005	$ 240,000 (2)	-----	$ 240,000	-----	-----	-----	-----
	2004	$ 240,000 (2)	-----	$ 240,000	-----	-----	-----	-----
Chris A. Dittmar / CEO	2006	$ 240,000 (1)		$ 240,000
	2005	$ 240,000 (2)	-----	$ 240,000	-----	-----	-----	-----
	2004	$ 240,000 (2)	-----	$ 240,000	-----	-----	-----	-----
James C. Row / CFO	2006	$ 75,000 (3)	-----	$ 75,000	-----	-----	-----	-----
	2005	----	-----	-----	-----	-----	-----	-----
	2004	-----	-----	-----	-----	-----	-----	-----
Larry Swift / CFO	2006	$ 144,000 (4)	-----	$ 144,000	-----	-----	-----	-----
	2005	$ 144,000 (5)	-----	$ 144,000	-----	-----	-----	-----
	2004	$ 144,000 (6)	-----	$ 144,000	-----	-----	-----	-----

(1) 2006 Salary accrued for Mr. Boyce and Mr. Dittmar.

(2) 2005 and 2004 Salary paid in-kind with 240,000 shares of Preferred stock for Mr. Boyce and Mr. Dittmar.

(3) 2006 Salary paid in-kind with 75,000 shares of Preferred stock for Mr. Row, which represents amount for employment during the period May through October of the year.

(4) 2006 Salary accrued for Mr. Swift.

(5) 2005 Salary paid in-kind with 139,500 shares of Preferred stock and $4,500 in cash for Mr. Swift.

(6) 2004 Salary paid in-kind with 144,000 shares of Preferred stock for Mr. Swift.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information relating to principal accountant fees and services is set forth under the caption "Directors' Proposal to ratify selection of Independent Public Accountant" on page 9 of the Company's 2006 proxy Statement. Such information is incorporated into this report by reference.

SIGNATURES

In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 4, 2007.

EnDevCo, Inc.

CHRIS A. DITTMAR

CHRIS A. DITTMAR
CHIEF EXECUTIVE OFFICER AND DIRECTOR

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated:

RICHARD G. BOYCE	JOHN A. BRUSH	CHARLES R. CLOSE
RICHARD G. BOYCE	JOHN A. BRUSH	CHARLES R. CLOSE
CHIEF OPERATING OFFICER AND DIRECTOR	DIRECTOR	DIRECTOR
April 4, 2007	April 4, 2007	April 4, 2007

CHRIS A. DITTMAR	LARRY SWIFT
CHRIS A. DITTMAR	LARRY SWIFT
CHIEF EXECUTIVE OFFICER AND DIRECTOR	CHIEF FINANCIAL OFFICER
April 4, 2007	April 4, 2007

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

EnDevCo, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
December 31, 2006

NOTE 2 - Non-monetary Stock Transactions

Included in the Company's consolidated statement of operations for the periods ended December 31, 2006 and December 31, 2005 were expenses that were paid with Company stock. The Company issued stock in lieu of cash in transactions summarized as follows for the year ended December 31, 2006 and 2005. The preferred shares issued for other obligations during 2005 were issued to Mirando Energy Corporation, a related party managed by Campbell Evans. See Item 12 Certain Relationships and Related Transactions at page 22 and Notes 8 and 9 to these financial statements at pages 36 and 37.

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

The Company settled its claims against the remaining Defendants, which were (3) auditors, Malone & Bailey, Jack Sisk & Company, Braden Bennick, Goldstein, Gazaway & Company; (2) transfer agents, Chase & Mellon Shareholder Services, Inc. and Mellon Investor Services, LLC and (2) stockbroker firms, Union Securities Ltd. and Merrill Lynch after mediation.

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
Property acquisition costs
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

Proved reserves are estimated reserves of crude oil (including condensate and natural gas liquids) and natural that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years

EnDevCo, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
December 31, 2006

NOTE 11 - Supplemental Oil and Gas Information (Unaudited) (cont)

from known reservoirs under existing economic and operating conditions. Proved developed reserves are those expected to be recovered through existing wells, equipment, and operating methods.

The standardized measure of discounted future net cash flows is computed by applying year-end prices of oil and gas (with consideration of price changes only to the extent provided by contractual arrangements) to the estimated future production of proved oil and gas reserves, less estimated future expenditures (based on year-end costs) to be incurred in developing and producing the proved reserves, less estimated future income tax expenses
(based on year-end statutory tax rates, with consideration of future tax rates already legislated) to be incurred on pretax net cash flows less tax basis of the properties and available credits, and assuming continuation of existing economic conditions. The estimated future net cash flows are then discounted using a rate of 10 percent a year to reflect the estimated timing of the future cash flows.
	Oil	Gas
	(Bbls)	(Mcf)
Proved developed and undeveloped reserves
Beginning of year	--	--
Revisions of previous estimates	--	--
Improved recovery	--	--
Purchases of minerals in place	598,343	5,987,332
Extensions and discoveries	12,700,964	31,925,419
Production	(32,946)	(58,992)
Sales of minerals in place	--	--
End of year	13,266,361	37,853,759
Proved developed reserves
Beginning of year	292,232	227,343
End of year	814,544	685,722
Standardized Measure of Discounted Future
Net Cash Flows at December 31, 2006
Future cash inflows		$1,049,902,382
Future production costs		(180,984,532)
Future development costs		(237,540,000)
Future income tax expenses		(214,668,000)
		416,709,850
Future net cash flows
10% annual discount for estimated
timing of cash flows		(298,000,884)
Standardized measures of discounted future
net cash flows relating to proved oil and gas
reserves		$ 118,708,966
		===========
The following reconciles the change in the standardized measure of discounted future net cash flow during 2006.
Beginning of year		$ --
Sales of oil and gas produced, net of
production costs		(833,081)
Net changes in prices and
production costs		--
Extensions, discoveries, and improved
recovery, less related costs		--
Development costs incurred during the year
which were previously estimated		--
Net change in estimated future development
costs		--
Revisions of previous quantity estimates		--
Net change from purchases and sales of
minerals in place		119,542,047
Accretion of discount		--
Net change in income taxes		--
Other		--
End of year		$ 118,708,966
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

April 4, 2007

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

April 4, 2007

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

I, Chris A. Dittmar, Chief Executive Officer of EnDevCo, Inc. (the "Company"), certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The report on Form 10KSB/A for the period ended December 31, 2006 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the date and for the periods reported therein.

April 4, 2007

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

I, Larry Swift, Chief Financial Officer of EnDevCo, Inc. (the "Company"), certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The report on Form 10KSB/A for the period ended December 31, 2006 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the date and for the periods reported therein.

April 4, 2007

LARRY SWIFT

LARRY SWIFT
CHIEF FINANCIAL OFFICER