Form 10QSB
period 2007-03-31
ENDEVCO INC
filed 2007-05-25
CIK 355300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 2007

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

The number of shares outstanding of the registrant's common stock as of March 31, 2007 was 249,283,087.

Transitional Small Business Disclosure Format: [ ] Yes [X] No

ENDEVCO, INC. AND SUBSIDIARIES
TABLE OF CONTENTS
MARCH 31, 2007

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements
Consolidated Balance Sheets - March 31, 2007 (Unaudited) and December 31, 2006	2
Consolidated Statements of Operations (Unaudited) - Three Months Ended 2007 and 2006	3
Consolidated Statements of Cash Flows (Unaudited) - Three Months Ended March 31, 2007 and 2006	4
Notes to Consolidated Financial Statements (Unaudited)	5-7

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	8-11

ITEM 3. Controls and Procedures	12

PART II - OTHER INFORMATION

ITEM 1 through ITEM 6	12-13

SIGNATURES AND CERTIFICATIONS	14-18

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EnDevCo, Inc. and Subsidiaries
Consolidated Balance Sheets
March 31, 2007 Compared to December 31, 2006

	03/31/2007	12/31/2006
	(Unaudited)	(Restated)
ASSETS (Unaudited)
Current Assets
Cash	$ 451,187	$ 1,063,994
Accounts receivable	186,152	206,528
Prepaid expense	8,200	--
Other - hedging	--	29,833
Total Current Assets	645,539	1,300,355

Property and Equipment
Oil and gas properties and equipment under full cost method	18,961,363	18,184,686
Less accumulated depreciation depletion and amortization	(478,848)	(385,500)
Net Property and Equipment	18,482,515	17,799,186
Total Assets	$ 19,128,054	$ 19,099,541
	==========	==========

LIABILITIES
Current Liabilities
Accounts payable	$ 3,616,478	$ 3,239,384
Accrued interest	230,043	205,400
Accrued expenses	255,073	255,073
Hedging liability	10,321	--
Accrued salary	870,000	672,000
Revenue payable	21,889	29,001
Taxes payable	246,179	242,170
Notes payable - related party	1,313,224	1,313,224
Total Current Liabilities	6,563,207	5,956,252

Long-Term Liabilities
Notes payable	11,677,557	11,649,220
Note payable - related party	500,000	500,000
Total Long-Term Liabilities	12,177,557	12,149,220
Total Liabilities	18,740,764	18,105,472

Minority Interest	3,000,000	3,000,000

STOCKHOLDERS' DEFICIT
Preferred Stock
10,000,000 shares authorized, $0.01 par value,
6,315,050 shares outstanding March 31, 2007 and
December 31, 2006	63,151	63,151
Common Stock
500,000,000 shares authorized, without par value
249,283,087 shares outstanding March 31, 2007 and
December 31, 2006	38,253,852	38,253,852
Additional Paid in Capital	6,251,870	6,251,870
Retained Deficit	(47,181,583)	(46,574,804)
Total Stockholders' Deficit	(2,612,710)	(2,005,931)
Total Liabilities, Minority Interest and Stockholders' Deficit	$ 19,128,054	$ 19,099,541
	==========	===========

The accompanying notes are integral part of the consolidated financial statements.

EnDevCo, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Three Months Ended March 31, 2007 and 2006
(Unaudited)

	For the Three Months Ended
	March 31,
	2007	2006
Revenues
Oil Sales	$ 333,480	$ 368,622
Gas Sales	52,787	98,099
Pipeline Transmission	4,158	24,684
Total Revenues	390,425	491,405

Cost of Revenues
Lease Operating Cost	108,756	77,069
Production Taxes	27,604	33,595
Depletion	93,348	30,000
Total Cost of Revenues	229,708	140,664
Gross Profit	160,717	350,741

Costs and Expenses
General and administrative	119,910	99,557
Salaries and wages	198,000	203,000
Total Costs and Expenses	317,910	302,557
Net (Loss) Income from Operations	$ (157,193)	$ 48,184

Other Income and (Expenses)
Interest and other income	8,120	142,131
Hedging income (loss)	(28,275)	--
Interest expense	(429,431)	(34,865)
Total Other Income(Expenses)	$ (449,586)	$ 107,266
Net (Loss) Income	$ (606,779)	$ 155,450
	==========	==========

Basic and Diluted Loss Per Common Share	$ (0.00)	$ (0.00)
Weighted average number of common
shares used in basic and diluted
loss per share calculations	249,283,087	214,647,250
	==========	==========

The accompanying notes are integral part of the consolidated financial statements.

EnDevCo, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,
	(Unaudited)
	2007	2006
Cash Flows from Operating Activities

Net (Loss) Income	$ (606,779)	$ 155,450
Adjustments to Reconcile Net Loss to Net Cash
Provided by operating activities:
Amortization of loan fees	30,809	--
Issuance of stock for consulting	--	48,500
Depletion	93,348	30,000
Hedging Activity	40,154	--
Changes in assets and liabilities:
Accounts receivable	20,376	(457,810)
Prepaid expenses	(8,200)	609
Accounts payable	377,094	250,296
Accrued interest	24,643	(56)
Accrued expenses	--	207,930
Accrued salaries	198,000	--
Revenues payable	(7,112)	--
Taxes payable	4,009	4,010
Net Cash Provided by Operating Activities	166,342	238,929

Cash Flows from Investing Activities:
Purchase oil and gas property	(776,677)	(2,243,316)

Cash Flows from Financing Activities:
Notes payable payment	(2,472)	--
Capital contributions	--	2,000,000
Net Cash Provided (Used) by Financing Activities	(2,472)	2,000,000
Net Change in Cash	(612,807)	(4,387)
Cash Balance, Begin Period	1,063,994	11,709
Cash Balance, End Period	$ 451,187	$ 7,322
	=========	==========
Supplemental Disclosures:
Cash paid for Interest	$ 362,013	--
Cash paid for Taxes	--	--
Stock issued for services	--	$ 48,500

The accompanying notes are integral part of the consolidated financial statements.

EnDevCo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2007

NOTE 1 - Summary of Significant Accounting Policies

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information from the Company's financial statements for the year ended December 31, 2006 included on the Company's Report on Form 10-KSB. In the opinion of management, all adjustments (consisting of normal recurrring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

Basis of Presentation -- EnDevCo, Inc. was originally incorporated under the laws of the State of Texas on November 7, 1980 as Roberts Oil and Gas, Inc. On September 30, 2003, the Company filed a Restated Articles of Incorporation with the Secretary of State of the State of Texas to change its name to EnDevCo, Inc.

Principles of Consolidation -- The consolidated financial statements include the accounts of EnDevCo, Inc. and its subsidiaries, EnDevCo Eureka LLC, Superior Stock Transfer, Inc., EnDevCo Minerals, Inc., EnDevCo Refining Corporation, Africa Energy Group, Inc., and EnDevCo Colombia, S.A., (the Company). All material inter-company balances and transactions have been eliminated in consolidation. All subsidiaries except EnDevCo Eureka LLC and Superior Stock Transfer, Inc. (the Company's transfer agent) were inactive at December 31, 2006. All subsidiaries except Superior Stock Transfer, Inc. were inactive at December 31, 2005.

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

Depletion expensed for the quarter ending March 31, 2007 was $93,348. Depletion expense for the quarter ending March 31, 2006 was $30,000.

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

EnDevCo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2007

NOTE 2 - Preferred Stock

The Board of Directors passed a Corporate Resolution that reads, "Pursuant to and in accordance with Article 2.13 of the Texas Business Corporation Act of the State of Texas the Company does hereby certify that, pursuant to the authority conferred on the Board of Directors by the Articles of Incorporation of the Corporation, and pursuant and in accordance with Article 2.13 of the Texas Business Corporation Act of the State of Texas, said Board of Directors, pursuant to unanimous written consent dated December 9, 2002, duly adopted a resolution providing for the authorization and issuance of 5,000,000 shares of Series A Convertible Preferred Stock, $0.01 par value per share (the Series A Preferred Stock)". At the annual shareholders meeting held on October 15, 2004, the shareholders approved an increase in the total number of authorized Series A convertible preferred shares with a $0.01 par value to 10,000,000. As of March 31, 2007 and 2006 there were 6,315,020 and 6,090,020 shares outstanding respectively.

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

During the quarter ended March 31, 2007 no shares of Preferred Stock were issued.

NOTE 3 - Note Payable - GASROCK CAPITAL LLC

The Company entered into an advancing term credit agreement for $30,000,000 on April 13, 2006 through its subsidiary EnDevCo Eureka, LLC with GasRock Capital, LLC to fund the purchase of the Short Junction Field in Cleveland County Oklahoma. This agreement was increased to $50,000,000 on April 2, 2007. The interest rate is 12% and the loan terminates on April 13, 2010. The balance at March 31, 2007 was $11,677,557, net of debt discount of $256,741, and the Company paid interest of $362,013 during the quarter ended March 31, 2007. The Company has approximately $38,000,000 left to draw on this agreement. The Company's ability to draw down money under this agreement terminates on April 30, 2009. The note is secured by all of EnDevCo Eureka's assets and certain personal assets owned by Chris A. Dittmar.

NOTE 4 - Notes Payable - Current - Related Party

The Company has two current notes payable totaling $1,313,224. Both notes accrue interest at the LIBOR monthly average interest coupon rate (5.32%) at March 31, 2007. The first is in the amount of $363,224 and the second is in the amount of $950,000. Both are due and payable December 31, 2007. The maker of each note consists of the following related parties managed by Campbell Evans: OCE Partners, LLC and OCE Interests, LLC; and OCE Advisors, LLC, managed by Chris A. Dittmar. All notes are unsecured.

NOTE 5 - Note Payable - Long Term - Related Party

The Company has one long term note payable in the amount of $500,000 which accrues interest at the LIBOR monthly average interest coupon rate (5.32%) at March 31, 2007. It is due and payable June 30, 2009. The maker of this note consists of the following related parties managed by Campbell Evans: OCE Partners, LLC, and OCE Interests, LLC; and OCE Advisors, LLC, managed by Chris A. Dittmar. All notes are unsecured.

EnDevCo, Inc. and Subsidiaries
March 31, 2007

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

The Company has also entered into a farm-in agreement with Noble Energy, Inc., Mariner Energy, Inc., and Entech Enterprises, Inc. which grants the Company an assignment of their operating rights down to a depth of 12,800 feet upon the initial commercial completion of the OC pay sand. Open Choke Energy, LLC has a 67% interest in the farm-in agreement and the Company has the remaining 33% interest.

The Company has designated Open Choke as the project Operator who will re-enter the existing East Cameron #71-9 well and attempt to complete the OC pay sand. In the event that this re-entry is not successful, EnDevCo has the right to drill a replacement well to test the OC pay sand within a reasonable time frame.

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

EnDevCo, Inc. and Subsidiaries
March 31, 2007

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont)

OIL AND GAS EXPLORATION AND DEVELOPMENT (cont)

Cleveland County, Oklahoma - On April 13, 2006, the Company acquired a 98.712% working interest with a 70.085% net revenue interest in the West Short Junction Unit and a 100% working interest with a 71% net revenue interest in the Central Short Junction Unit hereinafter referred to as the ("Short Junction Field and/or the Field") located in Oklahoma City, Oklahoma through its subsidiary EnDevCo Eureka, LLC for a purchase price of $11.5 million. EnDevCo Eureka, LLC is owned 55% by its parent EnDevCo, Inc. and 45% by private investors who are related parties. These investors contributed $3.0 million in equity to enable EnDevCo to consummate the transaction. EnDevCo Eureka, LLC, managed by EnDevCo personnel, is the Operator for the Field which has an acquisition date of January 01, 2006.

Project financing was provided by GasRock Capital, LLC of Houston, Texas and takes the form of a $50.0 million credit facility. GasRock Capital provides project based mezzanine debt financing to the oil and gas industry by backing proven management teams that identify high quality exploitation projects like the Short Junction Field.

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

EnDevCo, Inc. and Subsidiaries
March 31, 2007

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont)

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

THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2006

Line	Description	Three Months Ended March 31,		Differences	Percent
		2007	2006		Change

1	Revenues	$ 390,425	$ 491,405	$ (100,980)	(20.55)%
2	Cost of Revenues	$ 229,708	$ 140,664	$ 89,044	63.30%
3	Costs and Expenses	$ 317,910	$ 302,557	$ 15,353	5.07%
4	General and Administrative Expense	$ 119,910	$ 99,557	$ 20,353	20.44%
5	Salaries and Wages	$ 198,000	$ 203,000	$ (5,000)	(2.46)%
6	Other Income and (Expenses)	$ (449,586)	$ 107,266	$ (556,852)	(519.13)%
7	Interest and Other Income	$ 8,120	$ 142,131	$ (134,014)	(94.29)%
8	Hedging Income (loss)	$ (28,275)	--	$ (28,275)	100.00%
9	Interest Expense	$ (429,431)	$ (34,865)	$ (394,566)	1,131.70%

Analysis of Three Months Comparison

Line 1 - Revenue decreased overall $100,980 during 2007 due to inclement weather in the Short Junction Field area.

Line 2 - Costs of revenues increased overall $89,044 during 2007 due to inclement weather and improvements to the Short Junction Field.

Line 3 - Total costs and expenses increased overall $15,353 during 2007. The detail explaining this increase is shown on lines 4 and 5 below.

Line 4 - This increase of $20,353 is due to consulting fees and engineering costs.

Line 5 - This decrease of $5,000 is due to a timing difference.

Line 6 - Total other income and expenses increased overall by $449,586 in expenses during 2007. The detail explaining this increase is shown on lines 7 through 9 below.

Line 7 - Interest and other income decreased by $134,014 during 2007. The Company received no lawsuit proceeds during 2007. Interest income during 2007 was $6,997 due to interest earnings on the Company's money market account.

Line 8 - Hedging loss during 2007 was $28,275.

Line 9 - Interest expense increased by $429,431 during 2007. This is due to interest on the Short Junction Field.

EnDevCo, Inc. and Subsidiaries
March 31, 2007

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont)

LIQUIDITY AND CAPITAL RESOURCES
Sources and Uses of Cash	Three Months Ended March 31,
	2007	2006

Net cash provided by/(used in)
Operating activities	$ 166,342	$ 238,929
Investing activities	(776,677)	(2,243,316)
Financing activities	(2,472)	2,000,000
Increase/(decrease) in cash and cash equivalents	$ (612,807)	$ (4,387)
	==========	=========
Cash and cash equivalents	$ 451,187	$ 7,322
	==========	=========

Cash Flow from Operating Activities

2007
Cash provided by operating activities totaled $166,342 during 2007, cash provided by operating activities during 2006 was $238,929. Contributing to this increase was $30,809 in amortization of loan fees, depletion of $93,348, hedging activity of $40,154, a $20,376 decrease in accounts receivable, a $8,200 increase in prepaid expenses, a $377,094 increase in accounts payable, a $24,643 increase in accrued interest, a $198,000 increase in accrued salaries and a $7,112 decrease in revenues payable and a $4,009 increase in taxes payable.

2006
Cash provided by operating activities was $238,929 during 2006. Contributing to this increase was $48,500 in issuance of stock for consulting, $30,000 in depletion, a $457,810 increase in accounts receivable, a decrease of $609 in prepaid expenses, an increase of $250,296 in accounts payable, a $56 decrease in accrued interest, an increase of $207,930 in accrued expenses and an increase of $4,010 in taxes payable.

Cash Flow from Investing Activities

2007
The Company purchased oil and gas property during 2007 in the amount of $776,677 for the Short Junction Field.

2006
The Company purchased oil and gas property during 2006 in the amount of $2,243,316. $2,000,000 of this amount was for the Short Junction Field.

EnDevCo, Inc. and Subsidiaries
March 31, 2007

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont)

LIQUIDITY AND CAPITAL RESOURCES (cont)

Cash Flow from Financing Activities

2007
The Company decreased its note payable for the Short Junction project by $2,472.

2006
The Company received capital contributions of $2,000,000 from private parties.

Directors and Officers Compensation

The Company currently has nominal cash reserves and cash flow from operations. Until such time as the financial condition of the Company improves, the Company's Directors and Officers have agreed to have their salaries accrued.

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

EnDevCo, Inc. and Subsidiaries
March 31, 2007

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Legal Proceedings for the Quarter Ended March 31, 2007:

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
March 31, 2007

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
ITEM 6. EXHIBITS AND REPORTS ON FORM 8 -K

(a) Exhibits

31.1 Certification by CEO and CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.2 Certification by CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K
None.

EnDevCo, Inc. and Subsidiaries
March 31, 2007

SIGNATURES

In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 21, 2007.

ENDEVCO, INC.

CHRIS A. DITTMAR
CHRIS A. DITTMAR
CHIEF EXECUTIVE OFFICER AND DIRECTOR

RICHARD G. BOYCE
RICHARD G. BOYCE
CHIEF OPERATING OFFICER AND DIRECTOR

LARRY SWIFT
LARRY SWIFT
CHIEF FINANCIAL OFFICER

JOHN A. BRUSH
JOHN A. BRUSH
NON-EXECUTIVE DIRECTOR

CHARLES R. CLOSE
CHARLES R. CLOSE
NON-EXECUTIVE DIRECTOR

EnDevCo, Inc. and Subsidiaries
March 31, 2007

EXHIBIT 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO RULE 13A-14(A) OR 15D-14(A) UNDER THE SECURITIES EXCHANGE ACT OF 1934

In connection with the Quarterly Report of EnDevCo, Inc. (the "Company") on Form 10QSB (the "Report") for the quarter ended March 31, 2007 (the "Reporting Period"), as filed with the Securities Exchange Commission on the date hereof under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the undersigned, Chris A. Dittmar, Chief Executive Officer of the Company, certifies pursuant to Rule 13a-14(a) or 15d-14(a) under the Exchange Act that:

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
May 21, 2007

EnDevCo, Inc. and Subsidiaries
March 31, 2007

EXHIBIT 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO RULE 13A-14(A) OR 15D-14(A) UNDER THE SECURITIES EXCHANGE ACT OF 1934

In connection with the Quarterly Report of EnDevCo, Inc. (the "Company") on Form 10QSB (the "Report") for the quarter ended March 31, 2007 (the "Reporting Period"), as filed with the Securities Exchange Commission on the date hereof under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the undersigned, Larry Swift, Chief Financial Officer of the Company, certifies pursuant to Rule 13a-14(a) or 15d-14(a) under the Exchange Act that:

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
May 21, 2007

EnDevCo, Inc. and Subsidiaries
March 31, 2007

EXHIBIT 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO RULE 13A-14(B) OR 15D-14(A) UNDER THE SECURITIES EXCHANGE ACT OF 1934 AND SECTION 1350 OF CHAPTER 63 OF TITLE 18 OF THE UNITED STATES CODE

In connection with the Quarterly Report of EnDevCo, Inc. (the "Company") on Form 10QSB (the "Report") for the quarter ended March 31, 2007, as filed with the Securities Exchange Commission on the date hereof under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the undersigned, Chris A. Dittmar, Chief Executive Officer, certifies pursuant to Rule 13a-14(b) or 15d-14(a) under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code, that:

1.   The Report fully complies with the requirements of Section 13(a) or 15(d) of the Exchange Act; and

2.   The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the date and for the periods reported therein.

CHRIS A. DITTMAR
CHRIS A. DITTMAR
CHIEF EXECUTIVE OFFICER
May 21, 2007

EnDevCo, Inc. and Subsidiaries
March 31, 2007

EXHIBIT 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO RULE 13A-14(B) OR 15D-14(A) UNDER THE SECURITIES EXCHANGE ACT OF 1934 AND SECTION 1350 OF CHAPTER 63 OF TITLE 18 OF THE UNITED STATES CODE

In connection with the Quarterly Report of EnDevCo, Inc. (the "Company") on Form 10QSB (the "Report") for the quarter ended March 31, 2007, as filed with the Securities Exchange Commission on the date hereof under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the undersigned, Larry Swift, Chief Financial Officer of the Company, certifies pursuant to Rule 13a-14(b) or 15d-14(a) under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code, that:

1.   The Report fully complies with the requirements of Section 13(a) or 15(d) of the Exchange Act; and

2.   The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the date and for the periods reported therein.

LARRY SWIFT
LARRY SWIFT
CHIEF FINANCIAL OFFICER
May 21, 2007