Form 10QSB
period 2007-06-30
ENDEVCO INC
filed 2007-08-14
CIK 355300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 2007

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

The number of shares outstanding of the registrant's common stock as of June 30, 2007 was 253,283,087.

Transitional Small Business Disclosure Format: [ ] Yes [X] No

ENDEVCO, INC. AND SUBSIDIARIES
TABLE OF CONTENTS
JUNE 30, 2007

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements
Consolidated Balance Sheets - June 30, 2007 (Unaudited) and December 31, 2006	2
Consolidated Statements of Operations (Unaudited) - Three and Six Months Ended 2007 and 2006	3
Consolidated Statements of Cash Flows (Unaudited) - Six Months Ended June 30, 2007 and 2006	4
Notes to Consolidated Financial Statements (Unaudited)	5-6

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	7-12

ITEM 3. Controls and Procedures	13

PART II - OTHER INFORMATION

ITEM 1 through ITEM 6	13-14

SIGNATURES AND CERTIFICATIONS	15-19

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EnDevCo, Inc. and Subsidiaries
Consolidated Balance Sheets
June 30, 2007 Compared to December 31, 2006

	03/31/2007	12/31/2006
	(Unaudited)	(Restated)
ASSETS (Unaudited)
Current Assets
Cash	$ 897,126	$ 1,063,994
Accounts receivable	219,018	206,528
Prepaid expense	1,364	--
Other - hedging	--	29,833
Total Current Assets	1,117,508	1,300,355

Property and Equipment
Oil and gas properties and equipment under full cost method	19,254,795	18,184,686
Less accumulated depreciation depletion and amortization	(663,431)	(385,500)
Net Property and Equipment	18,591,364	17,799,186
Total Assets	$ 19,708,872	$ 19,099,541
	==========	==========

LIABILITIES
Current Liabilities
Accounts payable	$ 3,285,225	$ 3,239,384
Accrued interest	258,588	205,400
Accrued expenses	314,969	255,073
Hedging liability	349,020	--
Accrued salary	1,068,000	672,000
Revenue payable	501	29,001
Taxes payable	250,234	242,170
Notes payable - related party	1,313,224	1,313,224
Total Current Liabilities	6,839,761	5,956,252

Long-Term Liabilities
Notes payable	13,309,228	11,649,220
Note payable - related party	500,000	500,000
Total Long-Term Liabilities	13,809,228	12,149,220
Total Liabilities	20,648,989	18,105,472

Minority Interest	3,000,000	3,000,000

STOCKHOLDERS' DEFICIT
Preferred Stock
10,000,000 shares authorized, $0.01 par value,
6,315,021 shares outstanding June 30, 2007 and
December 31, 2006	63,151	63,151
Common Stock
500,000,000 shares authorized, without par value
253,283,087 shares outstanding June 30, 2007 and
249,283,087 shares outstanding December 31, 2006	38,393,852	38,253,852
Additional Paid in Capital	6,251,870	6,251,870
Retained Deficit	(48,648,990)	(46,574,804)
Total Stockholders' Deficit	(3,940,117)	(2,005,931)
Total Liabilities, Minority Interest and Stockholders' Deficit	$ 19,708,872	$ 19,099,541
	==========	===========

The accompanying notes are integral part of the consolidated financial statements.

EnDevCo, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2007 and 2006
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues
Oil Sales	$ 392,298	$ 394,443	$ 725,778	$ 763,065
Gas Sales	76,749	56,024	129,536	154,123
Pipeline Transmission	3,266	9,655	7,424	34,339
Total Revenues	472,313	460,122	862,738	951,527

Cost of Revenues
Lease Operating Cost	401,930	209,899	510,686	286,968
Production Taxes	36,385	32,422	63,989	66,017
Depletion	184,583	30,000	277,931	60,000
Total Cost of Revenues	622,898	272,321	852,606	412,985
Gross Profit	(150,585)	187,801	10,132	538,542

Costs and Expenses
General and administrative	315,059	802,623	434,969	902,180
Salaries and wages	198,000	223,000	396,000	426,000
Shareholder services	--	13,055	--	13,055
Total Costs and Expenses	513,059	1,038,678	830,969	1,341,235
Net Loss from Operations	$ (663,644)	$ (850,877)	$ (820,837)	$ (802,693)

Other Income and (Expenses)
Other income	--	49,414	--	191,545
Lawsuit settlement	--	124,828	--	124,828
Hedging income (loss)	(338,699)	--	(366,974)	--
Interest income	10,033	8,506	18,153	8,506
Interest expense	(475,099)	(486,759)	(904,530)	(521,624)
Total Other Income(Expenses)	$ (803,765)	$ (304,011)	$ (1,253,351)	$ (196,745)
Net Loss	$ (1,467,409)	$ (1,154,888)	$ (2,074,188)	$ (999,438)
	==========	==========	==========	==========
Basic and Diluted Loss Per Common Share	$ (0.01)	$ (0.01)	$ (0.01)	$ (0.01)

Weighted average number of common
shares used in basic and diluted
loss per share calculations	251,533,087	219,574,751	250,140,230	217,354,036
	==========	==========	==========	==========
The accompanying notes are integral part of the consolidated financial statements.

EnDevCo, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,
	(Unaudited)
	2007	2006
Cash Flows from Operating Activities

Net (Loss) Income	$ (2,074,188)	$ (999,438)
Adjustments to Reconcile Net Loss to Net Cash
Provided by operating activities:
Issuance of stock for expenses	--	25,000
Issuance of stock for consulting	140,000	750,500
Depletion	277,931	60,000
Changes in assets and liabilities:
Accounts receivable	11,611	(294,321)
Accounts receivable - joint interests	(4,100)	(23,455)
Accounts receivable - other	(20,000)	(254,216)
Prepaid expenses	(1,364)	(97,103)
Revenue payable	(28,500)	168,823
Accounts payable	45,841	66,570
Taxes payable	8,064	8,064
Accrued interest	53,188	139,826
Accrued salary	396,000	396,000
Accrued expenses	59,896	(10,777)
Hedging liability	378,854	--
Net Cash Provided by Operating Activities	(756,767)	(64,527)

Cash Flows from Investing Activities:
Purchase oil and gas property	(1,070,109)	(12,314,359)
Net cash used by Investing Activities	(1,070,109)	(12,314,359)

Cash Flows from Financing Activities:
Increase in notes payable	1,660,008	9,666,213
Capital contributions	--	3,500,000
Net Cash Provided by Financing Activities	1,660,008	13,166,213
Net Change in Cash	(166,868)	787,327

Cash and cash equivalents
Cash Balance, Begin Period	1,063,994	11,709
Cash Balance, End Period	$ 897,126	$ 799,036
	=========	==========
Supplemental Disclosures:
Cash paid for Interest	$ 687,587	$ 191,000
Stock issued for services	$ 140,000	$ 775,500

The accompanying notes are integral part of the consolidated financial statements.

EnDevCo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2007

NOTE 1 - Summary of Significant Accounting Policies

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information from the Company's financial statements for the year ended December 31, 2006 included on the Company's Report on Form 10-KSB. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

Basis of Presentation -- EnDevCo, Inc. was originally incorporated under the laws of the State of Texas on November 7, 1980 as Roberts Oil and Gas, Inc. On September 30, 2003, the Company filed a Restated Articles of Incorporation with the Secretary of State of the State of Texas to change its name to EnDevCo, Inc.

Principles of Consolidation -- The consolidated financial statements include the accounts of EnDevCo, Inc. and its subsidiaries, EnDevCo Eureka LLC, Superior Stock Transfer, Inc., EnDevCo Minerals, Inc., EnDevCo Refining Corporation, Africa Energy Group, Inc. and EnDevCo Colombia S.A. (the Company) All material inter-company balances and transactions have been eliminated in consolidation. All subsidiaries except EnDevCo Eureka LLC and Superior Stock Transfer, Inc. (the Company's transfer agent) were inactive at December 31, 2006. All subsidiaries except Superior Stock Transfer, Inc. were inactive at December 31, 2005.

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

Depletion expense for the six months ending June 30, 2007 was $277,931. Depletion expense for the six months ending June 30, 2006 was $60,000.

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

EnDevCo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2007

NOTE 2 - Preferred Stock

The Board of Directors passed a Corporate Resolution that reads, "Pursuant to and in accordance with Article 2.13 of the Texas Business Corporation Act of the State of Texas the Company does hereby certify that, pursuant to the authority conferred on the Board of Directors by the Articles of Incorporation of the Corporation, and pursuant and in accordance with Article 2.13 of the Texas Business Corporation Act of the State of Texas, said Board of Directors, pursuant to unanimous written consent dated December 9, 2002, duly adopted a resolution providing for the authorization and issuance of 5,000,000 shares of Series A Convertible Preferred Stock, $0.01 par value per share (the Series A Preferred Stock)". At the annual shareholders meeting held on October 15, 2004, the shareholders approved an increase in the total number of authorized Series A convertible preferred shares with a $0.01 par value to 10,000,000. As of June 30, 2007 and 2006 there were 6,315,021 and 6,115,020 shares outstanding respectively.

Each share of Series A Preferred Stock outstanding shall at the sole election of the holder be converted into fully paid and non-assessable shares of Common Stock of the Corporation at a conversion rate of 1,000 shares of Common Stock for each share of Series A Preferred Stock. The holders of the issued and outstanding shares of Preferred Stock shall have the equivalent of 1,000 Common Stock votes for each share of Series A Preferred Stock.

If all preferred shareholders wanted to convert, the Company would execute a reverse stock split which has already been approved by the shareholders at the annual general shareholders meeting held on October 15, 2004.

During the quarter ended June 30, 2007 no shares of preferred stock were issued.

NOTE 3 - Note Payable - GASROCK CAPITAL LLC

The Company entered into an advancing term credit agreement for $30,000,000 on April 13, 2006 through its subsidiary EnDevCo Eureka, LLC with GasRock Capital, LLC to fund the purchase of the Short Junction Field in Cleveland County Oklahoma. This agreement was increased to $50,000,000 on April 2, 2007. The interest rate is 12% and the loan terminates on April 13, 2010. The balance at June 30, 2007 was $13,309,228, net of debt discount of $225,932, and the Company paid interest of $309,661 during the quarter ended June 30, 2007. The Company has approximately $38,000,000 left to draw on this agreement. The Company's ability to draw down money under this agreement terminates on April 30, 2009. The note is secured by all of EnDevCo Eureka's assets and certain personal assets owned by Chris A. Dittmar.

NOTE 4 - Notes Payable - Current - Related Party

The Company has two current notes payable totaling $1,313,224. Both notes accrue interest at the LIBOR monthly average interest coupon rate (5.32%) at June 30, 2007. The first is in the amount of $363,224 and the second is in the amount of $950,000. Both are due and payable December 31, 2007. The maker of each note consists of the following related parties managed by Campbell Evans: OCE Partners, LLC and OCE Interests, LLC; and OCE Advisors, LLC, managed by Chris A. Dittmar. All notes are unsecured.

NOTE 5 - Note Payable - Long Term - Related Party

The Company has one long term note payable in the amount of $500,000 which accrues interest at the LIBOR monthly average interest coupon rate (5.32%) at June 30, 2007. It is due and payable June 30, 2009. The maker of this note consists of the following related parties managed by Campbell Evans: OCE Partners, LLC, and OCE Interests, LLC; and OCE Advisors, LLC, managed by Chris A. Dittmar. All notes are unsecured.

EnDevCo, Inc. and Subsidiaries
June 30, 2007

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

The Company has also entered into a farm-in agreement with Noble Energy, Inc., Mariner Energy, Inc., and Entech Enterprises, Inc. which grants the Company an assignment of their operating rights down to a depth of 12,800 feet upon the initial commercial completion of the OC sand in East Cameron Block 71. Open Choke Exploration, LLC has a 67% interest in the farm-in agreement and the Company has the remaining 33% interest.

The Company has designated Open Choke as the project Operator who will drill the East Cameron #71-9 well and attempt to complete the OC sand. In the event that this well is not successful, EnDevCo has the right to drill a replacement well to test the OC sand within a reasonable time frame.

Pursuant to a joint participation agreement between EnDevCo and Open Choke, the Company will have access to the production platforms on East Cameron Block 71/72 Field which are equipped with all necessary production facilities and pipelines to support increased oil and gas production resulting from drilling and completing new wells.

Upper Magdalena River Region, Colombia - On September 25, 2003, the Company purchased from Harvest Production Company, LLC an option to participate in the acquisition and processing of 101 kilometers of 2D seismic, and a continuing option to participate on a joint venture basis in wells to be drilled after the interpretation of that seismic on their Rio Magdalena Association Contract comprising 58,546 hectares (144,600 acres) situated in the Upper Magdalena River region of Colombia. On June 25, 2005 the Company acquired an option from Harvest Production Company, LLC to purchase 50% of Seller's interest in the assets covered by the September 25, 2003 option, proven undeveloped reserves in the block and Seller's proprietary data previously acquired over the lease acreage described above, in consideration of the Company securing financing for development. This option expires December 31, 2008.

EnDevCo, Inc. and Subsidiaries
June 30, 2007

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

Project financing was provided by GasRock Capital, LLC of Houston, Texas and now takes the form of a $50.0 million credit facility. GasRock Capital provides project based mezzanine debt financing to the oil and gas industry by backing proven management teams that identify high quality exploitation projects like the Short Junction Field.

The 12,000 acre fully unitized Field currently consists of 24 oil wells and 2 gas wells, 4 central collection and metering stages and 4 salt water disposal wells. The Field is currently producing 205 barrels of oil equivalent (BOE) per day comprised of 115 barrels of oil and 542 Mcf of gas which represents a solid 70% production increase from April 13, 2006 to June 30, 2007.

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

EnDevCo plans to implement a 3D seismic program over the leasehold in order to pursue an aggressive horizontal drilling program in the Hunton formation to increase oil and gas production from that reservoir and to develop identified shallow gas sand reservoirs indicated on the subsurface well control.

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

POWER GENERATION

The Company has management experience and expertise in the areas of power plant development, operations and optimization. The Company intends to pursue opportunities to serve as a management team representing the interests of lenders and private equity investors in control of generation assets and/or to develop power generation to maximize gas development opportunities.

EnDevCo, Inc. and Subsidiaries
June 30, 2007

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

SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2006

Line	Description	Six Months Ended June 30,		Differences	Percent
		2007	2006		Change

1	Revenues	$ 862,738	$ 951,527	$ (88,789)	(9.33)%
2	Cost of Revenues	$ 852,606	$ 412,985	$ 439,621	106.45%
3	Costs and Expenses	$ 830,969	$ 1,341,235	$ (510,266)	(38.04)%
4	General and Administrative Expense	$ 434,969	$ 902,180	$(467,211	(51.79)%
5	Salaries and Wages	$ 396,000	$ 426,000	$ (30,000)	(7.04)%
6	Shareholder Services	--	$ 13,055	$ (13,055	(100.00)%
7	Other Income and (Expenses)	$ (1,253,351)	$ (196,745)	$ (1,056,606)	537.04%
8	Other Income	--	$ 191,545	$ (191,545)	(100.00)%
9	Lawsuit Settlement	--	$ 124,828	$ (124,828)	(100.00)%
10	Hedging Loss	$ (366,974)	--	$ (366,974)	100.00%
11	Interest Income	$ 18,153	$ 8,506	$ 9,647	113.41%
12	Interest Expense	$ (904,530)	$ (521,624)	$ (382,906)	(73.41)%

Analysis of Six Months Comparison

Line 1 - Revenue decreased overall $88,789 during 2007 due to persistent inclement weather and flooding in the Short Junction Field area.

Line 2 - Costs of revenues increased overall $439,621 during 2007 due to persistent inclement weather, flooding and improvements to the Short Junction Field.

Line 3 - Total costs and expenses decreased overall $510,266 during 2007. The detail explaining this decrease is shown on lines 4 and 5 below.

Line 4 - This decrease of $467,211 is due to reduced consulting fees and engineering costs.

Line 5 - This decrease of $30,000 is due to one additional officer during the previous period.

Line 6 - This decrease is due to a timing difference.

Line 7 - Total other income and expenses increased overall by $1,056,606 in expenses during 2007. The detail explaining this increase is shown on lines 8 through 12 below.

Line 8 - Other income decreased by $191,545 during 2007. The other income during 2006 was from the settlement of a company lease obligation.

Line 9 - No lawsuit proceeds were received during 2007.

Line 10 - Hedging loss during 2007 was $366,974.

Line 11 - Interest income increased during 2007 due to interest earned on the Short Junction money market account.

Line 12 - Interest expense increased by $382,906 during 2007. This is due to interest on the Short Junction Field.

EnDevCo, Inc. and Subsidiaries
June 30, 2007

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont)

THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2006

Line	Description	Three Months Ended June 30,		Differences	Percent
		2007	2006		Change

1	Revenues	$ 472,313	$ 460,122	$ 12,191	2.65%
2	Cost of Revenues	$ 622,898	$ 272,321	$ 350,577	128.74%
3	Costs and Expenses	$ 513,059	$ 1,038,168	$ (525,619)	(50.60)%
4	General and Administrative Expense	$ 315,059	$ 802,623	$(487,564)	(60.75)%
5	Salaries and Wages	$ 198,000	$ 223,000	$ (25,000)	(11.21)%
6	Shareholder Services	--	$ 13,055	$ (13,055	(100.00)%
7	Other Income and (Expenses)	$ (803,765)	$ (304,011)	$ (499,754)	164.39%
8	Other Income	--	$ 49,414	$ (49,414)	(100.00)%
9	Lawsuit Settlement	--	$ 124,828	$ (124,828)	(100.00)%
10	Hedging Loss	$ (338,699)	--	$ (338,699)	100.00%
11	Interest Income	$ 10,033	$ 8,506	$ 1,527	17.95%
12	Interest Expense	$ (475,099)	$ (486,759)	$ 11,660	(2.40)%

Analysis of Three Months Comparison

Line 1 - Revenue increased overall $12,191 during 2007 due to increases in the price of oil and gas.

Line 2 - Costs of revenues increased overall $350,577 during 2007 due to persistent inclement weather, flooding and improvements to the Short Junction Field.

Line 3 - Total costs and expenses decreased overall $525,619 during 2007. The detail explaining this decrease is shown on lines 4 and 5 below.

Line 4 - This decrease of $487,564 is due to reduced consulting fees and engineering costs.

Line 5 - This decrease of $25,000 is due to one additional officer during the previous period.

Line 6 - This decrease is due to a timing difference.

Line 7 - Total other income and expenses increased overall by $499,754 in expenses during 2007. The detail explaining this increase is shown on lines 8 through 12 below.

Line 8 - Other income decreased by $49,414 during 2007. The other income during 2006 was from the settlement of a company lease obligation.

Line 9 - No lawsuit proceeds were received during 2007.

Line 10 - Hedging loss during 2007 was $338,699.

Line 11 - Interest income increased during 2007 due to interest earned on the Short Junction money market account.

Line 12 - Interest expense decreased by $11,660 during 2007. This is due to fees charged at the closing of the purchase of the Short Junction Field.

EnDevCo, Inc. and Subsidiaries
June 30, 2007

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont)

LIQUIDITY AND CAPITAL RESOURCES
Sources and Uses of Cash	Six Months Ended June 30,
	2007	2006

Net cash provided by/(used in)
Operating activities	$ (756,767)	$ (64,527)
Investing activities	(1,070,109)	(12,314,359)
Financing activities	1,660,008	13,166,213
Increase/(decrease) in cash and cash equivalents	$ (166,868)	$ 787,327
	==========	=========
Cash and cash equivalents	$ 897,126	$ 1,063,994
	==========	=========

Cash Flow from Operating Activities

2007
Cash used by operating activities totaled $756,767 during 2007, cash used by operating activities during 2006 was $64,527. Contributing to this increase was $140,000 in consulting fees paid for in common stock, depletion of $277,931, a $12,489 decrease in accounts receivable, a $1,364 increase in prepaid expenses, a $28,500 decrease in revenue payable, a $45,841 increase in accounts payable, a $8,064 increase in taxes payable, a $53,188 increase in accrued interest, a $396,000 increase in accrued salaries, a $59,896 increase in accrued expenses and hedging liability of $378,854.

2006
Cash used by operating activities was $64,527 during 2006. Contributing to this was $750,500 in issuance of stock for consulting and $25,000 for other expenses, $60,000 in depletion, a $571,992 increase in accounts receivable, an increase of $97,103 in prepaid expenses, an increase of $168,823 in revenue payable, a $66,570 increase in accounts payable, a $8,064 increase in taxes payable, a $139,826 increase in accrued interest, an increase of $396,000 in accrued salary and a decrease of $10,777 in accrued expenses.

Cash Flow from Investing Activities

2007
The Company purchased oil and gas property during 2007 in the amount of $1,070,109 for the Short Junction Field.

2006
The Company purchased oil and gas property during 2006 in the amount of $12,314,359 for the Short Junction Field.

EnDevCo, Inc. and Subsidiaries
June 30, 2007

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont)

LIQUIDITY AND CAPITAL RESOURCES (cont)

Cash Flow from Financing Activities

2007
The Company increased its note payable for the Short Junction project by $1,660,008.

2006
The Company increased its note payable for the Short Junction project by $9,666,213.

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
June 30, 2007

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Legal Proceedings for the Quarter Ended June 30, 2007:

As of June 1, 2007, the law firm of Phillips & Akers, P.C. ("A&P"), are the attorneys of record for the Company in a case styled: Cause No: 2006-34662; Farzad Askari v. EnDevCo, Inc.

Mr. Askari has filed a breach of contract case claiming the Company (the Defendant) has not paid Mr. Askari (the Plaintiff) promised stock shares and $33,000 in wages for work he did as an alleged consultant in 2002 for John W. Adair and Adair International Oil & Gas, Inc. The Company believes that Mr. Askari was never a consultant for the Company and never performed any work for the Company and therefore is not entitled to receive any compensation.

As of June 1, 2007, the law firm of Phillips & Akers, P.C. ("A&P"), are the attorneys of record for the Company in a case styled: Cause No: 2006-61144; Ikechukwu Igbo v. EnDevCo, Inc.

Mr. Igbo has filed a breach of contract case claiming the Company (the Defendant) has not paid Mr. Igbo (the Plaintiff) promised $8,000 in wages for work he did as an alleged employee in 2002 for John W. Adair and Adair International Oil & Gas, Inc. The Company believes that Mr. Igbo was never an employee for the Company and never performed any work for the Company and therefore is not entitled to receive any compensation.

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
June 30, 2007

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
ITEM 6. EXHIBITS AND REPORTS ON FORM 8 -K

(a) Exhibits

31.1 Certification by CEO and CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.2 Certification by CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K
None.

EnDevCo, Inc. and Subsidiaries
June 30, 2007

SIGNATURES

In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 2007.

ENDEVCO, INC.

CHRIS A. DITTMAR
CHRIS A. DITTMAR
CHIEF EXECUTIVE OFFICER AND DIRECTOR

RICHARD G. BOYCE
RICHARD G. BOYCE
CHIEF OPERATING OFFICER AND DIRECTOR

LARRY SWIFT
LARRY SWIFT
CHIEF FINANCIAL OFFICER

JOHN A. BRUSH
JOHN A. BRUSH
NON-EXECUTIVE DIRECTOR

CHARLES R. CLOSE
CHARLES R. CLOSE
NON-EXECUTIVE DIRECTOR

EnDevCo, Inc. and Subsidiaries
June 30, 2007

EXHIBIT 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO RULE 13A-14(A) OR 15D-14(A) UNDER THE SECURITIES EXCHANGE ACT OF 1934

In connection with the Quarterly Report of EnDevCo, Inc. (the "Company") on Form 10QSB (the "Report") for the quarter ended June 30, 2007 (the "Reporting Period"), as filed with the Securities Exchange Commission on the date hereof under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the undersigned, Chris A. Dittmar, Chief Executive Officer of the Company, certifies pursuant to Rule 13a-14(a) or 15d-14(a) under the Exchange Act that:

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
August 14, 2007

EnDevCo, Inc. and Subsidiaries
June 30, 2007

EXHIBIT 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO RULE 13A-14(A) OR 15D-14(A) UNDER THE SECURITIES EXCHANGE ACT OF 1934

In connection with the Quarterly Report of EnDevCo, Inc. (the "Company") on Form 10QSB (the "Report") for the quarter ended June 30, 2007 (the "Reporting Period"), as filed with the Securities Exchange Commission on the date hereof under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the undersigned, Larry Swift, Chief Financial Officer of the Company, certifies pursuant to Rule 13a-14(a) or 15d-14(a) under the Exchange Act that:

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
August 14, 2007

EnDevCo, Inc. and Subsidiaries
June 30, 2007

EXHIBIT 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO RULE 13A-14(B) OR 15D-14(A) UNDER THE SECURITIES EXCHANGE ACT OF 1934 AND SECTION 1350 OF CHAPTER 63 OF TITLE 18 OF THE UNITED STATES CODE

In connection with the Quarterly Report of EnDevCo, Inc. (the "Company") on Form 10QSB (the "Report") for the quarter ended June 30, 2007, as filed with the Securities Exchange Commission on the date hereof under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the undersigned, Chris A. Dittmar, Chief Executive Officer, certifies pursuant to Rule 13a-14(b) or 15d-14(a) under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code, that:

1.   The Report fully complies with the requirements of Section 13(a) or 15(d) of the Exchange Act; and

2.   The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the date and for the periods reported therein.

CHRIS A. DITTMAR
CHRIS A. DITTMAR
CHIEF EXECUTIVE OFFICER
August 14, 2007

EnDevCo, Inc. and Subsidiaries
June 30, 2007

EXHIBIT 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO RULE 13A-14(B) OR 15D-14(A) UNDER THE SECURITIES EXCHANGE ACT OF 1934 AND SECTION 1350 OF CHAPTER 63 OF TITLE 18 OF THE UNITED STATES CODE

In connection with the Quarterly Report of EnDevCo, Inc. (the "Company") on Form 10QSB (the "Report") for the quarter ended June 30, 2007, as filed with the Securities Exchange Commission on the date hereof under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the undersigned, Larry Swift, Chief Financial Officer of the Company, certifies pursuant to Rule 13a-14(b) or 15d-14(a) under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code, that:

1.   The Report fully complies with the requirements of Section 13(a) or 15(d) of the Exchange Act; and

2.   The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the date and for the periods reported therein.

LARRY SWIFT
LARRY SWIFT
CHIEF FINANCIAL OFFICER
August 14, 2007