Form 10KSB/A
period 2006-12-31
ENDEVCO INC
filed 2007-10-09
CIK 355300

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

[X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The aggregate market value of common stock held by non-affiliates of the registrant at December 31, 2006, based upon the last closing price on the OTCBB on December 29, 2006, was $7,269,966.  As of December 31, 2006, there were 249,283,087 shares of Common Stock and 6,315,020 shares of Preferred Stock outstanding. The total number of Common shares authorized is 500,000,000 and the total number of Preferred shares authorized is 10,000,000 for the Corporation.

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

Liquidity and Capital Resources

The Company has incurred net operating losses since 1997. However, the Company currently has operations that provide working capital. The Company is also seeking further project based financing to develop its existing projects. There is no assurance that the Company will be able to secure adequate financing to fund those operations.

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

As of December 31, 2006, the Company has settled with all defendants. During 2006, the Company received $74,828 in lawsuit proceeds; $131,500 less $56,672 in expenses. No further litigation with any party regarding this case is anticipated at this time.

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

	December 31, 2006				December 31, 2005

Nature of Transaction	Common Stock	Preferred Stock	Amount		Common Stock	Preferred Stock	Amount
Officer's & Director's Compensation	--	195,000	$ 195,000		--	822,500	$ 822,500
Employee's Salaries	--	--	--		--	--	--
Other Costs & Expenses	35,223,337	30,000	1,658,300	-	17,059,750	28,537	348,128
Total Issued for Services	35,223,337	225,000	$ 1,853,300	-	17,059,750	851,037	$ 1,170,628

Issued for Investment	--	--	--	-	--	--	--

Totals	35,223,337	225,000	$ 1,853,300		17,059,750	851,037	$ 1,170,628
	=========	=========	=========		=========	=========	=========

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

YEAR ENDED DECEMBER 31, 2006 COMPARED TO YEAR ENDED DECEMBER 31, 2005

Line	Description	Year		Differences	Percent
-		2006	2005	-	Change
-
1	Revenues	$ 1,919,184	$ 713	$ 1,918,471	100.0%
2	Cost of Revenues	$ 1,311,175	--	$ 1,478,085	100.0%
3	Costs and Expenses	$ 2,881,109	$ 1,021,746	$ 1,859,363	182.0%
4	General and Administrative Expense	$ 1,960,925	$ 179,317	$ 1,781,608	993.6%
5	Salaries and Wages Paid in Stock	$ 877,000	$ 827,000	$ 50,000	6.0%
6	Shareholder Services	$ 43,184	$ 15,429	$ 27,755	179.9%
7	Other Income and (Expenses)	$ 367,506	$ 319,650	$ 47,856	15.0%
8	Interest and Other Income	$ 1,423,965	--	$ 1,423,965	100.0%
9	Hedging Income	$ 32,754	--	$ 32,754	100.0%
10	Lawsuit Settlement	$ 74,828	$ 452,679	($ 377,851)	(83.5)%
11	Interest Expense	($ 1,164,039)	($ 133,029)	($ 1,031,010)	775.0%

Analysis of Comparison

Line 1 - During 2006 the Company generated from the Short Junction property $1,611,230 in oil sales, $261,665 in gas sales and $46,289 from pipeline transmission.

Line 2 - Cost of Revenues during 2006 was due entirely to the costs of running the Short Junction property. Production taxes were $134,384, depletion was $385,500 and lease operating expenses were $791,291.

Line 3 - Costs and Expenses overall increased $1,859,363 during 2006. The detail explaining this increase is shown on lines 4 through 6 below.

Line 4 - General and Administrative Expense increased $1,781,608 primarily because $1,628,300 in consulting fees was paid in 2006 while $31,000 were paid in 2005.

Line 5 - Salaries and Wages increased by $50,000 because of James C. Row's salary during 2006 and the resignations of E. Barger Miller III and Ernest B. Miller IV during 2005.

Line 6 - Shareholder Services increased by $27,755 because of a timing difference in recording the cost of the annual general meeting.

Line 7 - Income in Other Income and Expenses increased overall $47,856 during 2006. The detail explaining this decrease is shown on lines 8 through 11 below.

Line 8 - Interest Income during 2006 was $34,841 which was earned from the Company's money market account. Other Income of $1,389,711 came from $167,132 in settlement of the judgment with Briar Patch Partners Ltd, $1,115,479 from the write off of old accounts payable, $25,000 from the use of our pipeline and $82,100 from the settlement of a legal bill.

Line 9 - Hedging Income during 2006 was $32,754. There was no hedging activity during 2005.

Line 10 - The Company has settled with all defendants in the lawsuit styled: Cause No: 2001-63909, Adair International Oil & Gas, Inc., et al. v. Chase Mellon Shareholder Services, Inc., et al. and has received all settlement proceeds. No further litigation with any party regarding this case is anticipated at this time. During 2006, the Company received lawsuit proceeds of $74,828. The entire amount was paid out for expense reimbursements.

Line 11 - During 2006 the Company incurred Interest Expense of $1,164,039. Short Junction Field note payable interest was $1,015,576. Interest on various outstanding obligations was $148,463.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash
	2006	2005
		-
Net cash provided by/(used in)		-
Operating activities	$ 1,852,810	$ 80,212
Investing activities	(15,317,585)	(532,101)
Financing activities	14,517,060	463,224
Increase/(decrease) in cash and cash equivalents	$ 1,052,285	$ 11,335
	=========	=========

	At December 31
Cash and cash equivalents	$ 1,063,994	$ 11,709
	=========	=========

Cash Flow from Operating Activities

2006
Cash provided by operating activities total $1,852,810 in 2006, an increase of $1,772,598 over 2005. This increase resulted from stock issued for consulting and accruing management salaries.

2005
Cash provided by operating activities total $80,212 in 2005, an increase of $648,808 over 2004. This increase resulted from a reduction in stock issued for expenses.

Cash Flow from Investing Activities

2006
Cash used by investing activities total $15,317,585 in 2006, an increase of $14,785,484 over 2005. This increase resulted from investment in the Short Junction Field project.

2005
Cash used by investing activities total $532,101 in 2005, an increase of $532,101 over 2004. This increase resulted from investment in the Short Junction Field project.

Cash Flow from Financing Activities

2006
Cash provided by financing activities total $14,517,060 in 2006, an increase of $14,053,836. This increase resulted from borrowing for the Short Junction Field project.

2005
Cash provided by financing activities total $463,224 in 2005, a decrease of $105,318. This decrease resulted from the repayment of $36,776 of principal on the $400,000 note payable and from borrowing $550,000 for the Short Junction Field project.

Directors and Officers Compensation

The Company currently has nominal cash reserves and cash flow from operations. Until December 31, 2005 the Company's Directors and Officers received payment in Series A Preferred stock in lieu of cash consideration for managing the Company. Beginning January 1, 2006, Officer salaries have been accrued.

Project Development Guidelines

In recognition of the status of current financial resources available to the Company, executive management is committed to identifying and implementing projects that can be primarily project financed. This strategy reduces financial risk to the Company, but necessarily adds additional lead time before projects can be secured and announced to the shareholders.

ITEM 7. FINANCIAL STATEMENTS

The information required hereunder is included in this report as set forth on pages 25 - 43.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

We have restated our previously reported financial statements for the year ended December 31, 2006 because accounts payable and common stock were found to be misstated.

Contributing to these misstatements were the following items that management was notified by its Auditor to be material weaknesses:

1. The Company's accounting software does not allow the printing of an accounts payable detail listing subsequent to the end of an accounting period. The software only allows for the printing of an accounts payable detail listing as of the day it is being printed. Consequently, the software prevented management from printing an accounts payable detail listing to compare to the general ledger after the end of the accounting period to allow for end of period adjustments.

2. The Company's accounting software also prevented the expense of common stock issued in 2007 for services rendered in 2006 from being posted in the correct accounting period.

With respect to the SEC rules and regulations covering the above issues which the Company has identified as material weaknesses; the Company's Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2006, there were deficiencies in the Company's internal controls. However, with the statements included in this report, there are no further material inaccuracies.

The Company's management is taking the following actions to correct the above material weaknesses:

1. Purchasing a new general ledger accounting system.
2. Developing procedures to insure timely recording of services paid in common stock.

Correcting the identified material weaknesses, continuously strengthening our internal controls and financial reporting capabilities are our highest priorities.

The Company's management and audit committee are committed to a sound internal control environment and will continue a review of all internal and disclosure controls to include our information technology and financial reporting systems to strengthen and improve them.

Other than the changes described above, there were no other changes in the Company's internal controls over financial reporting for the year ended December 31, 2006, that have materially affected or are reasonably likely to materially affect the Company's internal controls over financial reporting.

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

Mr. Boyce maintains an active geological/geophysical consulting practice in Dallas, Texas serving both major and independent oil and gas companies world wide since 1996. He is an internationally recognized leader in the application of computer technological advances to the field of geoscience.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal accountant fees during 2006 were $42,136. Services provided were limited to annual audit and quarterly reviews.

SIGNATURES

In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 29, 2007.

EnDevCo, Inc.

CHRIS A. DITTMAR

CHRIS A. DITTMAR
CHIEF EXECUTIVE OFFICER AND DIRECTOR

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated:

RICHARD G. BOYCE	JOHN A. BRUSH	CHARLES R. CLOSE
RICHARD G. BOYCE	JOHN A. BRUSH	CHARLES R. CLOSE
CHIEF OPERATING OFFICER AND DIRECTOR	DIRECTOR	DIRECTOR
May 29 , 2007	May 29 , 2007	May 29 , 2007

CHRIS A. DITTMAR	LARRY SWIFT
CHRIS A. DITTMAR	LARRY SWIFT
CHIEF EXECUTIVE OFFICER AND DIRECTOR	CHIEF FINANCIAL OFFICER
May 29 , 2007	May 29 , 2007

FINANCIAL STATEMENTS
(RE: PART II. ITEM 7)
EnDevCo, Inc. and Subsidiaries
Table of Contents
DECEMBER 31, 2006

Description	Page
Report of Independent Registered Public Accounting Firm	26
Consolidated Balance Sheets	27
Consolidated Statements of Operations	28
Consolidated Statements of Changes in Shareholders' Deficit	29
Consolidated Statements of Cash Flows	30
Notes to Consolidated Financial Statements	31

Killman, Murrell & Company, P.C.
Certified Public Accountants

1931 E. 37th Street, Suite 7	3300 N. A Street, Bldg. 4, Suite 200	2626 Royal Circle
Odessa, Texas 79762	Midland, Texas 79705	Kingwood, Texas 77339
(432) 363-0067	(432) 686-9381	(281) 359-7224
Fax (432) 363-0376	Fax (432) 684-6722	Fax (281) 359-7112

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
EnDevCo, Inc.
2425 Fountain View, Suite 215
Houston, Texas 77057

We have audited the accompanying consolidated balance sheets of EnDevCo, Inc. as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of EnDevCo, Inc. as of December 31, 2006 and 2005 and the consolidated results of its operations and its cash flows for the years then ended, in conformity with United States generally accepted accounting principles.

As discussed in Note 12 to the consolidated financial statements, certain errors resulting in restatement of primarily oil and gas properties and equipment, accounts payable and accrued expenses as of December 31, 2006, were discovered by management of the Company subsequent to December 31, 2006. Accordingly, certain amounts reflected in the 2006 consolidated financial statements have been restated to correct the errors.

/s/ Killman, Murrell & Company, P.C.
KILLMAN, MURRELL & COMPANY, P.C.
March 30, 2007 except as to Note 12, as to which the date is May 24, 2007
Odessa, Texas

EnDevCo, Inc. and Subsidiaries
Consolidated Balance Sheets
As of December 31,
	2006	2005
	(Restated)
ASSETS
Current Assets
Cash	$ 1,063,994	$ 11,709
Accounts Receivable	206,528	--
Prepaid Expense	--	609
Hedging Asset	29,833	--
Total Current Assets	1,300,355	12,318

Property and equipment
Oil and Gas Properties and Equipment under Full Cost Method	18,184,686	2,867,101
Less Accumulated Depletion	(385,500)	--
Net Property and Equipment	17,799,186	2,867,101
Total Assets	$ 19,099,541	$ 2,879,419
	==========	=========
LIABILITIES
Current Liabilities
Accounts Payable	$ 3,239,384	$ 2,554,335
Revenue Payable	29,001	--
Accrued Interest	205,400	96,154
Taxes Payable	242,170	225,908
Accrued Salary	672,000	--
Accrued Expenses	255,073	93,435
Notes Payable - Related Party	1,313,224	--
Total Current Liabilities	5,956,252	2,969,832

Non-current Liabilities
Note Payable	11,649,220	--
Notes Payable - Related Party	500,000	1,863,224
Total Long Term Liabilities	12,149,220	1,863,224
Total Liabilities	18,105,472	4,833,056

Minority Interest	3,000,000	--
STOCKHOLDERS' DEFICIT
"Series A" Convertible Preferred Stock
10,000,000 shares authorized, $0.01 par value,	63,151	60,901
6,315,020 Shares Outstanding December 31, 2006
6,090,020 Shares Outstanding December 31, 2005
Common Stock
500,000,000 shares authorized, without par value,	38,253,852	36,625,552
249,283,087 Shares Outstanding December 31, 2006
214,059,750 Shares Outstanding December 31, 2005
Additional Paid in Capital	6,251,870	6,029,120
Retained Deficit	(46,574,804)	(44,669,210)
Total Stockholders' Deficit	(2,005,931)	(1,953,637)
Total Liabilities and Stockholders' Deficit	$ 19,099,541	$ 2,879,419
	==========	=========

The accompanying notes are integral part of the consolidated financial statements.

EnDevCo, Inc. and Subsidiaries
Consolidated Statements of Operations
	Years Ended December 31,
	2006	2005
	(Restated)
	____________________	____________________
Revenues
Oil Sales	$ 1,611,230	$ --
Gas Sales	261,665	--
Pipeline Transmission	46,289	--
Other Revenue	--	713
Total Revenues	1,919,184	713

Cost of Revenues
Lease Operating Cost	791,291	--
Production Taxes	134,384	--
Depletion	385,500	--
Total Cost of Revenues	1,311,175	--
Gross Profit	608,009	713

Costs and Expenses
General and Administrative	1,960,925	179,317
Salaries and Wages	877,000	827,000
Shareholder Services	43,184	15,429
Total Costs and Expenses	2,881,109	1,021,746
Net Loss from Operations	$ (2,273,100)	$ (1,021,033)

Other Income and Expenses
Interest and other income	1,423,963	--
Hedging income	32,754	--
Lawsuit settlement, net of $412,321 and $56,672 of expenses	74,828	452,679
in 2005 and 2006, respectively
Interest Expense	(1,164,039)	(133,029)
Total Other Income(Expenses)	367,506	319,650
Net Loss	$ (1,905,594)	$ (701,383)
	===========	===========

Basic and Diluted Loss Per Common Share	$ (0.01)	$ (0.00)
Weighted Average Number of Common Shares
Used in Basic Loss Per Share Calculations	233,787,700	202,444,365
	===========	===========

The accompanying notes are integral part of the consolidated financial statements.

EnDevCo, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Deficit
For the Years Ended December 31, 2006 and 2005

	Preferred Stock		Common Stock		Additional	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Paid-In-Capital	Earnings	Equity

Balance, December 31, 2004	5,238,984	$ 52,390	197,000,000	$ 36,305,961	$ 5,186,594	$ (43,967,827)	$ (2,422,882)

Issuances of preferred shares:
For Salaries & Directors' Fees	822,500	8,225			814,275		822,500
For Company Obligations	28,536	286			28,251		28,537
Issuance of common shares:
For Investment			15,000,000	285,000			285,000
For Company Obligations			2,059,750	34,591			34,591
Net Loss	__________	__________	__________	__________	__________	(701,383)	(701,383)
Balance, December 31, 2005	6,090,020	$ 60,901	214,059,750	$ 36,625,552	$ 6,029,120	$ (44,669,210)	$ (1,953,637)

Issuances of preferred shares:
For Salaries & Directors Fees	195,000	1,950			193,050		195,000
For Company Obligations	30,000	300			29,700		30,000
Issuance of common shares:
For Investment
For Company Obligations			35,223,337	1,628,300			1,628,300
Net Loss	__________	__________	__________	__________	__________	(1,905,594)	(1,905,594)
Balance, December 31, 2006 (Restated)	6,315,020	$ 63,151	249,283,087	$ 38,253,852	$ 6,251,870	$ (46,574,804)	$ (2,005,931)
	=========	=========	=========	=========	========	========	========

The accompanying notes are integral part of the consolidated financial statements.

EnDevCo, Inc. and Subsidiaries
Consolidated Statements of Cash flows

	Years Ended December 31,
	2006	2005
	(Restated)
	____________________________	____________________________
Cash flows from operating activities:
Net loss	$ (1,905,594)	$ (701,383)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Issuance of stock for expenses	225,000	854,628
Issuance of stock for consulting	1,628,300	31,000
Depletion	385,500	--
Amortization of loan fees	82,160	--
Changes in assets and liabilities
Accounts receivable	(206,528)	--
Prepaid expenses	609	(609)
Revenue payable	29,001	--
Accounts payable	685,049	(27,498)
Taxes payable	16,262	23,387
Accrued interest	109,247	46,325
Accrued salary	672,000	--
Accrued expenses	161,637	(145,638)
Hedging asset	(29,833)	--
Net cash provided by operating activities	$ 1,852,810	$ 80,212

Cash flows from investing activities:
Purchase of oil and gas property	(15,317,585)	(532,101)
Net cash used by investing activities	$ (15,317,585)	$ (532,101)

Cash flows from financing activities:
Reduction in notes payable	(160,790)	(36,776)
Increase in notes payable	12,047,560	500,000
Loan fees	(369,710)
Capital contributions	3,000,000	--
Net cash provided by financing activities	$ 14,517,060	$ 463,224
Net increase in Cash	1,052,285	11,335

Cash and cash equivalents
Cash Balance, Begin Period	11,709	374
Cash Balance, End Period	$ 1,063,994	$ 11,709
	===========	===========
Supplemental Cash Flow information
Cash paid for interest	$ 972,632	--
Cash paid for income taxes	--	--

Noncash investing and financing activities:
Stock issued for oil & gas leases	--	$ 285,000
Stock issued for services	$ 1,853,300	$ 885,628

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

Derivative instruments - The Company makes limited use of derivative instruments. The Company does not engage in speculative derivative activities or derivative trading activities nor does it use derivatives with leverage features. When the Company does enter into derivative transactions, it is to offset exposures associated with hydrocarbon prices that arise from existing assets, liabilities and transactions. The gains and losses resulting from changes in the fair value of derivatives are recorded in operations. The estimated fair value of derivatives outstanding and recorded on the balance was a net receivable of $29,833 at December 31, 2006. This is the amount that the Company would have paid to, or received from, third parties if these derivatives had been settled in the open market. The Company recognized a before tax income of $32,754 related to the hedging derivative during 2006.

Oil and Gas Properties -- The Company follows the full cost method of accounting for oil and gas properties. Accordingly, all costs associated with acquisition, exploration, development of oil and gas reserves, including directly related overhead costs and related asset retirement costs, are capitalized.

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized.

In addition, the capitalized costs are subject to a "ceiling test," which basically limits such costs to the aggregate of the "estimated present value," discounted at a 10-percent interest rate of future net revenues from proved reserves, based on current economic and operating conditions, plus the lower of costs or fair market value of unproved properties.

Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in income.

Abandonments of properties are accounted for as adjustments of capitalized costs with no loss recognized.

Depletion expense for the year ending December 31, 2006 was $385,500. No depletion, depreciation, or amortization was expensed for the year ending December 31, 2005.

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

Newly issued accounting pronouncements - In July 2006, the FASB issued Interpretation No. 48 (FIN 48) "Accounting for Uncertainty in Income Taxes," which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The provisions of FIN 48 will be effective for the Company beginning January 1, 2007. The Company is in the process of determining the effect, if any, the adoption of FIN 48 will have on its financial statements.

In September 2006, the FASB issued SFAS No. 157 (SFAS 157) "Fair Value Measurements." SFAS 157 establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 will be effective for the Company beginning January 1, 2007. The Company is in the process of determining the effect, if any, the adoption of SFAS 157 will have on its financial statements.

In September 2006, the Securities and Exchange Commission issued SAB No. 108 "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 addresses quantifying the financial statement effects of misstatements, specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. The provisions of SAB No. 108 are effective in the current fiscal year for the Company. The adoption of SAB No. 108 did not have a material impact on the Company's financial statements.

In February 2007, the Financial Accounting Standards Boards ("FASB") issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," including an amendment of FASB Statement No. 115. This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Company is currently assessing the impact of SFAS No. 159 on its consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and requires additional disclosures about fair value measurements. This statement does not require any new fair value measurements, but the application of this statement could change current practices in determining fair value. The Company plans to adopt this guidance effective January 1, 2008. The Company is currently assessing the impact of SFAS No. 157 on the Company's consolidated financial position and results of operations.

EnDevCo, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
December 31, 2006

NOTE 1 - Summary of Significant Accounting Policies (cont)

In September 2006, the staff of the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.". The interpretations in this SAB express the staff's views regarding the process of quantifying financial statement misstatements. Specifically, the SEC staff believes that registrants must quantity the impact on current period financial statements of correcting all misstatements, including both those occurring in the current period and the effect of reversing those that have accumulated from prior periods. This SAB should be applied beginning with the first fiscal year ending after November 15, 2006, with early adoption encouraged. Since the Company's method for quantifying financial statement misstatements already considers those occurring in the current period and the effect of reversing those that have accumulated from prior periods, the adoption of SAB No. 108 had no effect to the financial position or results of operations of the Company.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Instruments."This statement provides an election, on an instrument by instrument basis, to measure at fair value an entire hybrid financial instrument that contains an embedded derivative requiring bifurcation, rather than measuring only the embedded derivative on a fair value basis. This statement also eliminates an exception from the requirement to bifurcate an embedded derivative feature from beneficial interests in securitized financial assets. The Company has used this exception for investments the Company has made in securitized financial assets in the normal course of operations, and thus has not previously had to consider whether such investments contain an embedded derivative. The new requirement to identify embedded derivatives in beneficial interests will be applied on a prospective basis only to beneficial interests acquired, issued, or subject to certain remeasurement conditions after the adoption of the guidance. The Company expects to adopt this guidance effective January 1, 2007. The Company's adoption of this guidance is not expected to have a material effect on the Company's consolidated financial position or results of operations.

In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments." This FSP provides impairment models for determining whether to record impairment losses associated with investments in certain equity and debt securities, primarily by referencing existing accounting guidance. It also requires income to be accrued on a level-yield basis following an impairment of debt securities, where reasonable estimates of the timing and amount of future cash flows can be made. The Company adopted this guidance effective January 1, 2006, and it did not have a material effect on the Company's consolidated financial position or results of operations.

In June 2005, the FASB issued Statement No. 133 Implementation Issue No. B39, "Embedded Derivatives: Application of Paragraph 13(b) to Call Options That are Exercisable Only by the Debtor." Implementation Issue No. B39 indicates that debt instruments where the right to accelerate the settlement of debt can be exercised only by the debtor do not meet the criteria of Paragraph 13(b) of Statement No. 133, and therefore should not individually lead to such options being considered embedded derivatives. Such options must still be evaluated under paragraph 13(a) of Statement No. 133. This implementation guidance is effective for the first fiscal quarter beginning after December 15, 2005. The Company's adoption of this guidance effective January 1, 2006 did not have a material effect on the Company's consolidated financial position or results of operations as the guidance is consistent with the Company's existing accounting policy.

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which replaces SFAS No. 123 as discussed under "Share-Based Payments" above.

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

	December 31, 2006			December 31, 2005
	Common	Preferred	Value	Common	Preferred	Value
For Salaries	--	195,000	$ 195,000	--	822,500	$ 822,500
Other Obligations	35,223,337	30,000	1,658,300	17,059,750	28,536	348,128
Investment	--	--	--		--	--
	___________	__________	__________	__________	__________	__________
Total	35,223,337	225,000	$ 1,853,300	17,059,750	851,036	$ 1,170,628
	==========	=========	=========	========	========	========

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

As of December 31, 2006, the Company has settled with all defendants. During 2006, the Company received $74,828 in lawsuit proceeds from this case, net of $56,672 in expenses. No further litigation with any party regarding this case is anticipated at this time.

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

EnDevCo, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
December 31, 2006

NOTE 4 - Commitments and Contingencies (cont)

Concentrations of Credit Risk

The Company has financial instruments that are exposed to concentrations of credit risk and consist primarily of cash and accounts receivable. The Company routinely maintains cash and temporary cash investments at certain financial institutions in amounts substantially in excess of FDIC insurance limits; however, management believes that these financial institutions are of high quality and the risk of loss is minimal. At December 3, 2006, the Company had cash balances in excess of the FDIC limits of $993,000. The accounts receivable represent balances due from oil and gas purchasers and are collected within thirty (30) days.

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

NOTE 5 - Earnings Per Share

The following reconciles the components of the earnings per share (EPS) computation:

	2006			2005
	(Loss)	Common Shares	Loss Per Share	(Loss)	Common Shares	Loss Per Share
Net Income	($1,905,594)	233,787,700	($.01)	($701,383)	202,444,365	($.00)

Effect of Dilutive Securities:
"Series A" Preferred Stock
	($1,905,594)	233,787,700	($.01)	($701,383)	202,444,365	($.00)

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

EnDevCo, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
December 31, 2006

NOTE 6 - Income Taxes

The provision for income taxes has been calculated based on federal statutory rates of 34%.

	Years ended December 31,
	2006	2005
Income tax benefit calculated
using the statutory rates	$ 647,902	$ 238,470
Non-deductible expenses	(66,300)	(279,649)
Changes in valuation allowance	(581,602)	41,179
	$ --	$ --
	==========	==========
Temporary differences, which give rise to deferred tax assets and liabilities are as follows:
	Years ended December 31,
	2006	2005
Deferred Tax Liabilities
Oil and Gas Properties	$(1,337,499)	_______$_--
	(1,337,499)	--
Deferred Tax Asset
Officer Salaries	228,481
Operating losses	13,923,308	12,232,688
Total Deferred Tax Asset	14,151,789	12,223,688
Valuation allowance	(12,814,290)	(12,232,688)
	___________	___________
	$ --	$ --
	==========	==========

Net operating losses are subject to IRS Sec 382 limitations because of greater than 50% ownership changes in 1997 and 2002. Unused net operating losses amounting to $41,000,000 may be carried forward for 20 years from the year incurred and affect future income subject to IRS Sec 382 limitations. The net operating losses will begin to expire in 2018. Because of the uncertainty of realization, the Company's management established a valuation allowance equal to the deferred tax asset.

NOTE 7 - Note Payable - GASROCK CAPITAL LLC

The Company entered into an advancing term credit agreement for $30,000,000 on April 13, 2006 through its subsidiary EnDevCo Eureka, LLC with GasRock Capital, LLC to fund the purchase of the Short Junction Field in Cleveland County Oklahoma. The interest rate is 12% and the loan terminates on April 13, 2010. The balance at December 31, 2006 was $11,649,220, net of $287,550 of prepaid interest. The Company paid interest of $1,015,576 during 2006. The Company has $18,254,230 left to draw on this agreement. The Company's ability to draw down money under this agreement terminates on April 30, 2009. The note is secured by all of EnDevCo Eureka's assets.

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

NOTE 10 - Interest and Other Income

Interest Income during 2006 was $34,841 which was earned from the Company's money market account. Other Income of $1,320,372 came from $167,132 in settlement of the judgment with Briar Patch Partners LTD and $1,115,479 from the reversal of old accounts payable on which the statute of limitations had passed. These accounts payable were accrued during operations under previous management prior to the successful proxy fight waged by current management. They were from known vendors and various accruals. The Company has determined it is no longer responsible for them due to the passage of time and they have been reversed.

EnDevCo, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
December 31, 2006

NOTE 11 - Supplemental Oil and Gas Information (Unaudited)

Costs Incurred and Capitalized Costs in Oil and Gas Producing Activities are as follows:

Description	Harvest	Pine Curtain	Sicily	Short Junction	Total
Total, December 31, 2004	$ 1,000,000	$ 1,000,000	$ --	$ --	$ 2,000,000

Oil and Gas Properties	$ 1,000,000	$ 1,000,000	$_--	$ 867,101	$ 2,867,101

Total, December 31, 2005	$ 1,000,000	$ 1,000,000	$ --	$ 867,101	$ 2,867,101

Oil and Gas Properties	$ 1,000,000	$ 1,000,000	$ --	$ 16,184,686	$ 18,184,686
Less Accumulated Depr/Depl	--	--	$ --	$ 385,500	$ 385,500

Total, December 31, 2006	$ 1,000,000	$ 1,000,000	$ --	$ 15,799,186	$ 17,799,186
	=========	=========	=========	=========	=========

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

The Company has designated Open Choke as the project Operator who will drill the existing East Cameron #71-9 well and attempt to complete the OC pay sand. In the event that this well is not successful, EnDevCo has the right to drill a replacement well to test the OC pay sand within a reasonable time frame.

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

EnDevCo, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
December 31, 2006

NOTE 11 - Supplemental Oil and Gas Information (Unaudited) (cont)

EnDevCo, Inc.
Supplemental Information
Year Ended December 31, 2006
(Unaudited)
FULL
COST
Capitalized Costs Relating to Oil and Gas
Producing Activities at December 31, 2006
Unproved oil and gas properties	$ 2,000,000
Proved oil and gas properties	15,525,319
Support equipment and facilities	659,367
18,184,686

Less accumulated depreciation, depletion, amortization, and impairment	385,500
Net capitalized costs	$ 17,799,186
=========
Costs incurred in Oil and Gas Producing Activities
for the Year Ended December 31, 2006
Property acquisition costs
Proved	$ 10,976,358
Unproved	--
Exploration costs	3,681,860
Development costs	659,367
Amortization rate per equivalent barrel of production	$ 12.69

Results of Operations for Oil and Gas Producing
Activities for the Year Ended December 31, 2006
Oil and gas sales	$ 1,919,184
Gain on sale of oil and gas properties	--
Gain on sale of oil and gas leases	--
Production costs	925,675
Exploration costs	--
Depreciation, depletion, and amortization	385,500
608,009
Income tax expense	--
Results of operations for oil and gas producing
activities (excluding corporate overhead and
financing costs)	$ 608,009
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
	Oil	Gas
	(Bbls)	(Mcf)
Proved developed and undeveloped reserves
Beginning of year	--	--
Revisions of previous estimates	--	--
Improved recovery	--	--
Purchases of minerals in place	598,343	5,987,332
Extensions and discoveries	12,691,410	31,908,311
Production	(23,392)	(41,884)
Sales of minerals in place	--	--
End of year	13,266,361	37,853,759
Proved developed reserves
Beginning of year	--	--
End of year	814,544	685,722
Standardized Measure of Discounted Future
Net Cash Flows at December 31, 2006
Future cash inflows		$1,049,902,382
Future production costs		(180,984,532)
Future development costs		(237,540,000)
Future income tax expenses		(214,668,000)
		416,709,850
Future net cash flows
10% annual discount for estimated
timing of cash flows		(298,000,884)
Standardized measures of discounted future
net cash flows relating to proved oil and gas
reserves		$ 118,708,966
		===========
The following reconciles the change in the standardized measure of discounted future net cash flow during 2006.
Beginning of year		$ --
Sales of oil and gas produced, net of
production costs		(993,509)
Net changes in prices and
production costs		--
Extensions, discoveries, and improved
recovery, less related costs		--
Development costs incurred during the year
which were previously estimated		--
Net change in estimated future development
costs		--
Revisions of previous quantity estimates		--
Net change from purchases and sales of
minerals in place		119,702,475
Accretion of discount		--
Net change in income taxes		--
Other		--
End of year		$ 118,708,966
		===========

EnDevCo, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
December 31, 2006

NOTE 12 - Financial Statement Restatement

The consolidated financial statements of the Company as filed on April 4, 2007 in Form 10-KSB/A have been restated as follows -

	As
	Originally		As
	Reported	Change	Restated
Balance Sheet
Accounts Receivable	$ 181,529	$ 24,999	$ 206,528
Prepaid Expenses	148,925	(148,925)	--	(1)
Hedging Asset	--	29,833	29,833
Oil and Gas Properties and Equipment	18,612,915	(428,229)	18,184,686	(2)
Accumulated Depletion	552,410	(166,910)	385,500
Accounts Payable	3,100,874	138,510	3,239,384	(2)
Revenue Payable	17,086	11,915	29,001
Accrued Expenses	106,238	148,835	255,073	(3)
Note Payable	11,745,770	(96,550)	11,649,220	(1)
Common Stock	38,107,852	146,000	38,253,852	(4)
Retained Deficit	45,870,682	704,122	46,574,804

Statement of Operation
Oil Sales	1,718,006	(106,776)	1,611,230	(5)
Gas Sales	306,816	(45,151)	261,665	(5)
Lease Operating Cost	1,076,877	(285,586)	791,291	(2)
Production Taxes	147,570	(13,186)	134,384	(5)
Depletion	552,410	(166,910)	385,500
Hedging Income	--	32,754	32,754
General and Administrative	1,842,494	118,431	1,960,925	(4)
Interest and Other Income	1,320,372	103,593	1,423,965
Lawsuit Settlement	124,828	(50,000)	74,828
Interest Expense	178,248	985,791	1,164,039	(6)
Net Loss	1,201,472	704,122	1,905,594

Statement of Cash Flow
Operating Activities Provided	2,102,020	(249,210)	1,852,810	(7)
Investing Activities Used	15,745,814	(428,229)	15,317,585	(7)
Financing Activities Provided	14,696,079	(179,019)	14,517,060	(7)

EnDevCo, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
December 31, 2006

NOTE 12 - Financial Statement Restatement (cont)

The material and significant changes are explained below -
(1)	Reclassification of debt issue costs to note payable, plus correction of debt issue cost amortization.
(2)	Increased accrual of accounts payable applicable to oil and gas equipment and development costs and reclassification of certain intangible development costs from lease operating costs.
(3)	Reclassification of accounts payable to accrued expenses.
(4)	Record the issuance of 3,883,330 shares of common stock valued at $146,000 not previously recognized.
(5)	Correction of over riding royalty interest payments.
(6)	Capitalized interest of $1,015,576 on the oil and gas property acquisition was reversed and expensed. A portion of the lease acquired was productive and depletion was being recognized, which precludes the capitalization of interest.
(7)	Changes result from adjustments to the assets and liabilities.

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

May 29, 2007

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

May 29, 2007

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

May 29, 2007

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

May 29, 2007

LARRY SWIFT

LARRY SWIFT
CHIEF FINANCIAL OFFICER