Form 10QSB
period 2007-09-30
ENDEVCO INC
filed 2007-11-14
CIK 355300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 2007

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

The number of shares outstanding of the registrant's common stock as of September 30, 2007 was 253,283,087.

Transitional Small Business Disclosure Format: [ ] Yes [X] No

ENDEVCO, INC. AND SUBSIDIARIES
TABLE OF CONTENTS
SEPTEMBER 30, 2007

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements
Consolidated Balance Sheets - September 30, 2007 (Unaudited) and December 31, 2006	2
Consolidated Statements of Operations (Unaudited) - Three and Six Months Ended September 30, 2007 and 2006	3
Consolidated Statements of Cash Flows (Unaudited) - Nine Months Ended September 30, 2007 and 2006	4
Notes to Consolidated Financial Statements (Unaudited)	5-6

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	7-12

ITEM 3. Controls and Procedures	13

PART II - OTHER INFORMATION

ITEM 1 through ITEM 6	13-14

SIGNATURES AND CERTIFICATIONS	15-19

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EnDevCo, Inc. and Subsidiaries
Consolidated Balance Sheets
September 30, 2007 Compared to December 31, 2006

	09/30/2007	12/31/2006
	(Unaudited)	(Restated)
ASSETS (Unaudited)
Current Assets
Cash	$ 296,741	$ 1,063,994
Accounts receivable	129,973	161,226
Accounts receivable - Joint	34,769	20,302
Accounts receivable - Other	53,408	25,000
Prepaid expense	3,687	--
Other - hedging	--	29,833
Total Current Assets	518,578	1,300,355

Property and Equipment
Oil and gas properties and equipment under full cost method	20,179,780	18,184,686
Less accumulated depreciation depletion and amortization	(811,332)	(385,500)
Net Property and Equipment	19,368,448	17,799,186
Total Assets	$ 19,887,026	$ 19,099,541
	==========	==========

LIABILITIES
Current Liabilities
Accounts payable	$ 3,992,054	$ 3,239,384
Accrued liabilities	1,908,918	1,132,473
Hedging liability	468,140	--
Revenue payable	72,996	29,001
Taxes payable	254,333	242,170
Notes payable - related party	1,313,224	1,313,224
Total Current Liabilities	8,009,665	5,956,252

Long-Term Liabilities
Notes payable	13,318,655	11,649,220
Note payable - related party	500,000	500,000
Total Long-Term Liabilities	13,818,655	12,149,220
Total Liabilities	21,828,320	18,105,472

Minority Interest	3,000,000	3,000,000

STOCKHOLDERS' DEFICIT
Preferred Stock
10,000,000 shares authorized, $0.01 par value,
6,315,021 shares outstanding September 30, 2007 and
December 31, 2006	63,151	63,151
Common Stock
500,000,000 shares authorized, without par value
253,283,087 shares outstanding September 30, 2007 and
249,283,087 shares outstanding December 31, 2006	38,393,852	38,253,852
Additional Paid in Capital	6,251,870	6,251,870
Retained Deficit	(49,650,167)	(46,574,804)
Total Stockholders' Deficit	(4,941,294)	(2,005,931)
Total Liabilities, Minority Interest and Stockholders' Deficit	$ 19,887,026	$ 19,099,541
	==========	===========

The accompanying notes are integral part of the consolidated financial statements.

EnDevCo, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2007 and 2006
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues
Oil Sales	$ 274,034	$ 547,532	$ 999,812	$ 1,310,597
Gas Sales	99,247	86,232	228,783	240,355
Pipeline Transmission	25,000	6,808	32,424	41,147
Total Revenues	398,281	640,572	1,261,019	1,592,099

Cost of Revenues
Lease Operating Cost	296,165	487,048	806,851	774,016
Production Taxes	38,711	47,068	102,700	113,085
Depletion	147,901	30,000	425,832	90,000
Total Cost of Revenues	482,777	564,116	1,335,383	977,101
Gross Profit	(84,496)	76,456	(74,364)	614,998

Costs and Expenses
General and administrative	110,066	518,495	545,035	1,420,675
Salaries and wages	198,000	240,500	594,000	666,500
Shareholder services	19,017	3,600	19,017	16,655
Total Costs and Expenses	327,083	762,595	1,158,052	2,103,830
Net Loss from Operations	$ (411,579)	$ (686,139)	$ (1,232,416)	$ (1,488,832)

Other Income and (Expenses)
Other income	--	(24,413)	--	167,132
Lawsuit settlement	--	--	--	124,828
Hedging income (loss)	(119,120)	--	(486,094)	--
Interest income	5,160	8,995	23,313	17,501
Interest expense	(475,638)	(152,565)	(1,380,168)	(674,189)
Total Other Income(Expenses)	$ (589,598)	$ (167,983)	$ (1,842,949)	$ (364,728)
Net Loss	$ (1,001,177)	$ (854,122)	$ (3,075,365)	$ (1,853,560)
	==========	==========	==========	==========
Basic and Diluted Loss Per Common Share	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.00)

Weighted average number of common
shares used in basic and diluted
loss per share calculations	253,283,087	231,019,754	251,083,087	221,953,752
	==========	==========	==========	==========
The accompanying notes are integral part of the consolidated financial statements.

EnDevCo, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,
	(Unaudited)
	2007	2006
Cash Flows from Operating Activities

Net (Loss) Income	$ (3,075,365)	$ (1,853,560)
Adjustments to Reconcile Net Loss to Net Cash
Provided by operating activities:
Issuance of stock for expenses	--	62,500
Issuance of stock for consulting	140,000	1,170,500
Depletion	425,832	90,000
Changes in assets and liabilities:
Accounts receivable	31,255	(167,831)
Accounts receivable - joint interests	(14,467)	(57,538)
Accounts receivable - other	(28,408)	(14,177)
Prepaid expenses	(3,687)	(790,023)
Revenue payable	43,995	22,255
Accounts payable	752,670	754,213
Accrued liabilities	776,445	672,948
Taxes payable	12,163	12,163
Hedging liability	497,973	--
Net Cash Provided by Operating Activities	(441,594)	(98,550)

Cash Flows from Investing Activities:
Purchase oil and gas property	(1,995,094)	(12,744,477)
Net cash used by Investing Activities	(1,995,094)	(12,744,477)

Cash Flows from Financing Activities:
Increase in notes payable	1,669,435	11,886,770
Capital contributions	--	3,000,000
Net Cash Provided by Financing Activities	1,669,435	14,886,770
Net Change in Cash	(767,253)	2,043,743

Cash and cash equivalents
Cash Balance, Begin Period	1,063,994	11,709
Cash Balance, End Period	$ 296,741	$ 2,055,452
	=========	==========
Supplemental Disclosures:
Cash paid for Interest	1,292,516	191,000
Stock issued for services	140,000	1,233,000

The accompanying notes are integral part of the consolidated financial statements.

EnDevCo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2007

NOTE 1 - Summary of Significant Accounting Policies

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information from the Company's financial statements for the year ended December 31, 2006 included on the Company's Report on Form 10-KSB. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

Depletion expense for the nine months ending September 30, 2007 was $425,832. Depletion expense for the nine months ending September 30, 2006 was $90,000.

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

EnDevCo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2007

NOTE 2 - Preferred Stock

The Board of Directors passed a Corporate Resolution that reads, "Pursuant to and in accordance with Article 2.13 of the Texas Business Corporation Act of the State of Texas the Company does hereby certify that, pursuant to the authority conferred on the Board of Directors by the Articles of Incorporation of the Corporation, and pursuant and in accordance with Article 2.13 of the Texas Business Corporation Act of the State of Texas, said Board of Directors, pursuant to unanimous written consent dated December 9, 2002, duly adopted a resolution providing for the authorization and issuance of 5,000,000 shares of Series A Convertible Preferred Stock, $0.01 par value per share (the Series A Preferred Stock)". At the annual shareholders meeting held on October 15, 2004, the shareholders approved an increase in the total number of authorized Series A convertible preferred shares with a $0.01 par value to 10,000,000. As of September 30, 2007 and 2006 there were 6,315,021 and 6,152,520 shares outstanding respectively.

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

During the quarter ended September 30, 2007 no shares of preferred stock were issued.

NOTE 3 - Note Payable - GASROCK CAPITAL LLC

The Company entered into an advancing term credit agreement for $30,000,000 on April 13, 2006 through its subsidiary EnDevCo Eureka, LLC with GasRock Capital, LLC to fund the purchase of the Short Junction Field in Cleveland County Oklahoma. This agreement was increased to $50,000,000 on April 2, 2007. The interest rate is 12% and the loan terminates on April 13, 2010. The balance at September 30, 2007 was $13,513,777, net of debt discount of $195,123, and the Company paid interest of $445,859 during the quarter ended September 30, 2007. The Company has approximately $38,000,000 left to draw on this agreement. The Company's ability to draw down money under this agreement terminates on April 30, 2009. The note is secured by all of EnDevCo Eureka's assets and certain personal assets owned by Chris A. Dittmar.

NOTE 4 - Notes Payable - Current - Related Party

The Company has two current notes payable totaling $1,313,224. Both notes accrue interest at the LIBOR monthly average interest coupon rate (5.72%) at September 30, 2007. The first is in the amount of $363,224 and the second is in the amount of $950,000. Both are due and payable December 31, 2007. The maker of each note consists of the following related parties managed by Campbell Evans: OCE Partners, LLC and OCE Interests, LLC; and OCE Advisors, LLC, managed by Chris A. Dittmar. All notes are unsecured.

NOTE 5 - Note Payable - Long Term - Related Party

The Company has one long term note payable in the amount of $500,000 which accrues interest at the LIBOR monthly average interest coupon rate (5.72%) at September 30, 2007. It is due and payable June 30, 2009. The maker of this note consists of the following related parties managed by Campbell Evans: OCE Partners, LLC, and OCE Interests, LLC; and OCE Advisors, LLC, managed by Chris A. Dittmar. All notes are unsecured.

EnDevCo, Inc. and Subsidiaries
September 30, 2007

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
September 30, 2007

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

The 12,000 acre fully unitized Field currently consists of 24 oil wells and 2 gas wells, 4 central collection and metering stages and 4 salt water disposal wells. The Field is currently producing 175 barrels of oil equivalent (BOE) per day comprised of 105 barrels of oil and 420 Mcf of gas which represents over a 50% production increase from April 13, 2006 to September 30, 2007.

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
September 30, 2007

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

NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2006

Line	Description	Nine Months Ended September 30,		Differences	Percent
		2007	2006		Change

1	Revenues	$ 1,261,019	$ 1,592,099	$ (331,080)	(20.80)%
2	Cost of Revenues	$ 1,335,383	$ 977,101	$ 358,282	36,67%
3	Costs and Expenses	$ 1,158,052	$ 2,103,830	$ (945,778)	(44.96)%
4	General and Administrative Expense	$ 545,035	$ 1,420,675	$(875,640)	(61.64)%
5	Salaries and Wages	$ 594,000	$ 666,500	$ (72,500)	(10.88)%
6	Shareholder Services	$ 19,017	$ 16,655	$ 2,362	14.18%
7	Other Income and (Expenses)	$ (1,842,949)	$ (364,728)	$ 1,478,221	405.29%
8	Other Income	--	$ 167,132	$ (167,132)	(100.00)%
9	Lawsuit Settlement	--	$ 124,828	$ (124,828)	(100.00)%
10	Hedging Loss	$ (486,094)	--	$ (486,094)	100.00%
11	Interest Income	$ 23,313	$ 17,501	$ 5,812	33.21%
12	Interest Expense	$ (1,380,168)	$ (674,189)	$ 705,979	104.72%

Analysis of Six Months Comparison

Line 1 - Revenue decreased overall $331,080 during 2007. The Short Junction Field produced 32,659 BOE and 42,778 BOE during the first nine months of 2007 and 2006 respectively. This resulted in reduced revenue despite high prices for the product during 2007. A factor in the reduced production is the inclement weather and flooding in the Short Junction Field area during January 2007. The lease is making less oil because of the reworking of wells which results in downtime. The lease didn't have this downtime last year in the first quarter. The lease currently has 24 producing oil wells and 2 producing gas wells.

Line 2 - Costs of revenues increased overall $358,282 during 2007 due to more LOE because of reworking and repair on wells..

Line 3 - Total costs and expenses decreased overall $945,778 during 2007. The detail explaining this decrease is shown on lines 4 and 5 below.

Line 4 - This decrease of $876,640 is due to reduced consulting fees and engineering costs.

Line 5 - This decrease of $72,500 is due to one additional officer during the previous period.

Line 6 - This increase is due to a timing difference.

Line 7 - Total other income and expenses decreased overall by $1,842,949 in expenses during 2007. The detail explaining this increase is shown on lines 8 through 12 below.

Line 8 - No other income during 2007.

Line 9 - No lawsuit proceeds were received during 2007.

Line 10 - Hedging loss during 2007 was $486,094.

Line 11 - Interest income increased during 2007 due to interest earned on the Short Junction money market account.

Line 12 - Interest expense increased by $705,979 during 2007 due to interest on the Short Junction Field.

EnDevCo, Inc. and Subsidiaries
September 30, 2007

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont)

THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2006

Line	Description	Three Months Ended September 30,		Differences	Percent
		2007	2006		Change

1	Revenues	$ 398,281	$ 640,572	$ (242,291)	(37.82)%
2	Cost of Revenues	$ 482,777	$ 564,116	$ (81,339)	(14.42)%
3	Costs and Expenses	$ 327,083	$ 762,595	$ (435,512)	(57.11)%
4	General and Administrative Expense	$ 110,066	$ 518,495	$(408,429)	(78.77)%
5	Salaries and Wages	$ 198,000	$ 240,500	$ (42,500)	(17.67)%
6	Shareholder Services	$ 19,017	$ 3,600	$ 15,417	428.25%
7	Other Income and (Expenses)	$ (589,598)	$ (167,983)	$ 421,615	250.99%
8	Other Income	--	$ (24,413)	$ 24,413	(100.00)%
9	Hedging Loss	$ (119,120)	--	$ 119,120	100.00%
10	Interest Income	$ 5,160	$ 8,995	$ (3,835)	42.63%
11	Interest Expense	$ (475,638)	$ (152,565)	$ 323,073	211.76%

Analysis of Three Months Comparison

Line 1 - Revenue decreased overall $242,291 during 2007. See Line 1 under Nine Months Comparison above.

Line 2 - Costs of revenues decreased overall $81,339 during 2007 due to lower production.

Line 3 - Total costs and expenses decreased overall $435,512 during 2007. The detail explaining this decrease is shown on lines 4 and 5 below.

Line 4 - This decrease of $408,429 is due to reduced consulting fees and engineering costs.

Line 5 - This decrease of $42,500 is due to one additional officer during the previous period.

Line 6 - This decrease is due to a timing difference.

Line 7 - Total other income and expenses increased overall by $421,615 in expenses during 2007. The detail explaining this increase is shown on lines 8 through 12 below.

Line 8 - No other income was received during 2007. The other income during 2006 was from the settlement of a company lease obligation.

Line 9 - Hedging loss during 2007 was $119,120.

Line 10 - Interest income decreased during 2007 due to a smaller balance in the Eureka money market account.

Line 11 - Interest expense increased by $323,073 during 2007. This is due to the increased balance on the Short Junction Field note payable.

EnDevCo, Inc. and Subsidiaries
September 30, 2007

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont)

LIQUIDITY AND CAPITAL RESOURCES
Sources and Uses of Cash	Nine Months Ended September 30,
	2007	2006

Net cash provided by/(used in)
Operating activities	$ (441,594)	$ (98,550)
Investing activities	(1,995,094)	(12,744,476)
Financing activities	1,669,435	14,886,770
Increase/(decrease) in cash and cash equivalents	$ (767,253)	$ 2,043,743
	==========	=========
Cash and cash equivalents	$ 296,741	$ 2,055,452
	==========	=========

Cash Flow from Operating Activities

2007
Cash used by operating activities totaled $441,594 during 2007, cash used by operating activities during 2006 was $98,550. Contributing to this increase was $140,000 in consulting fees paid for in common stock, depletion of $425,832, a $31,255 decrease in accounts receivable, a $14,467 increase in accounts receivable - joint interest, a $28,408 increase in accounts receivable - other, a $3,687 increase in prepaid expenses, a $43,995 increase in revenue payable, a $752,670 increase in accounts payable, a $776,445 increase in accounts payable, a $12,163 increase in taxes payable and hedging liability of $497,973

2006
Cash used by operating activities totaled $98,550 during 2006, cash provided by operating activities during 2005 was $719. Contributing to this increase was $62,500 in issuance of stock for salary, $1,170,500 in issuance of stock for consulting, $90,000 in depletion, a $790,023 increase in prepaid expenses, a $167,831 increase in accounts receivable, a $57,538 increase in accounts receivable - joint interest, a $14,177 increase in accounts receivable - other, a $67,388 increase in accrued interest, a $754,213 increase in accounts payable, a $11,560 increase in accrued expenses, a $594,000 increase in accrued salaries and a $12,163 increase in taxes payable.

Cash Flow from Investing Activities

2007
The Company purchased oil and gas property during 2007 in the amount of $1,995,094 for the Short Junction Field.

2006
The Company purchased oil and gas property during 2006 in the amount of $12,744,476 for the Short Junction Field.

EnDevCo, Inc. and Subsidiaries
September 30, 2007

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont)

LIQUIDITY AND CAPITAL RESOURCES (cont)

Cash Flow from Financing Activities

2007
The Company increased its note payable for the Short Junction project by $1,669,435.

2006
The Company received capital contributions of $3,000,000 from private parties and has a note payable of $11,936,770 to purchase the Short Junction project.

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
September 30, 2007

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Legal Proceedings for the Quarter Ended September 30, 2007:

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

As of October 10, 2007, the law firm of Phillips & Akers, P.C. ("A&P"), are the attorneys of record for the Company in a case styled: Cause No: CJ 07 1859 L; Basic Energy Services, LP v. EnDevCo Eureka, LLC. et al.

Basic Energy Services has filed a breach of contract case claiming EnDevCo Eureka, LLC (the Defendant) has not paid for goods and services that are in dispute between the parties. The Company believes that upon review of all disputed invoices, a settlement will be reached between the parties.

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
September 30, 2007

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
ITEM 6. EXHIBITS AND REPORTS ON FORM 8 -K

(a) Exhibits

31.1 Certification by CEO and CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.2 Certification by CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K
None.

EnDevCo, Inc. and Subsidiaries
September 30, 2007

SIGNATURES

In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 14, 2007.

ENDEVCO, INC.

CHRIS A. DITTMAR
CHRIS A. DITTMAR
CHIEF EXECUTIVE OFFICER AND DIRECTOR

RICHARD G. BOYCE
RICHARD G. BOYCE
CHIEF OPERATING OFFICER AND DIRECTOR

LARRY SWIFT
LARRY SWIFT
CHIEF FINANCIAL OFFICER

JOHN A. BRUSH
JOHN A. BRUSH
NON-EXECUTIVE DIRECTOR

CHARLES R. CLOSE
CHARLES R. CLOSE
NON-EXECUTIVE DIRECTOR

EnDevCo, Inc. and Subsidiaries
September 30, 2007

EXHIBIT 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO RULE 13A-14(A) OR 15D-14(A) UNDER THE SECURITIES EXCHANGE ACT OF 1934

In connection with the Quarterly Report of EnDevCo, Inc. (the "Company") on Form 10QSB (the "Report") for the quarter ended September 30, 2007 (the "Reporting Period"), as filed with the Securities Exchange Commission on the date hereof under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the undersigned, Chris A. Dittmar, Chief Executive Officer of the Company, certifies pursuant to Rule 13a-14(a) or 15d-14(a) under the Exchange Act that:

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
November 14, 2007

EnDevCo, Inc. and Subsidiaries
September 30, 2007

EXHIBIT 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO RULE 13A-14(A) OR 15D-14(A) UNDER THE SECURITIES EXCHANGE ACT OF 1934

In connection with the Quarterly Report of EnDevCo, Inc. (the "Company") on Form 10QSB (the "Report") for the quarter ended September 30, 2007 (the "Reporting Period"), as filed with the Securities Exchange Commission on the date hereof under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the undersigned, Larry Swift, Chief Financial Officer of the Company, certifies pursuant to Rule 13a-14(a) or 15d-14(a) under the Exchange Act that:

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
November 14, 2007

EnDevCo, Inc. and Subsidiaries
September 30, 2007

EXHIBIT 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO RULE 13A-14(B) OR 15D-14(A) UNDER THE SECURITIES EXCHANGE ACT OF 1934 AND SECTION 1350 OF CHAPTER 63 OF TITLE 18 OF THE UNITED STATES CODE

In connection with the Quarterly Report of EnDevCo, Inc. (the "Company") on Form 10QSB (the "Report") for the quarter ended September 30, 2007, as filed with the Securities Exchange Commission on the date hereof under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the undersigned, Chris A. Dittmar, Chief Executive Officer, certifies pursuant to Rule 13a-14(b) or 15d-14(a) under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code, that:

1.   The Report fully complies with the requirements of Section 13(a) or 15(d) of the Exchange Act; and

2.   The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the date and for the periods reported therein.

CHRIS A. DITTMAR
CHRIS A. DITTMAR
CHIEF EXECUTIVE OFFICER
November 14, 2007

EnDevCo, Inc. and Subsidiaries
September 30, 2007

EXHIBIT 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO RULE 13A-14(B) OR 15D-14(A) UNDER THE SECURITIES EXCHANGE ACT OF 1934 AND SECTION 1350 OF CHAPTER 63 OF TITLE 18 OF THE UNITED STATES CODE

In connection with the Quarterly Report of EnDevCo, Inc. (the "Company") on Form 10QSB (the "Report") for the quarter ended September 30, 2007, as filed with the Securities Exchange Commission on the date hereof under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the undersigned, Larry Swift, Chief Financial Officer of the Company, certifies pursuant to Rule 13a-14(b) or 15d-14(a) under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code, that:

1.   The Report fully complies with the requirements of Section 13(a) or 15(d) of the Exchange Act; and

2.   The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the date and for the periods reported therein.

LARRY SWIFT
LARRY SWIFT
CHIEF FINANCIAL OFFICER
November 14, 2007