Form 10-K
period 2007-12-31
ENDEVCO INC
filed 2008-04-15
CIK 355300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 2007.

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

[X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of common stock held by non-affiliates of the registrant at June 30, 2007, based upon the last closing price on the OTCBB on June 30, 2007, was $7,718,853.  As of April 4, 2008, there were 3,046,825 shares of Common Stock and 6,870,070 shares of Preferred Stock outstanding. The total number of Common shares authorized is 500,000,000 and the total number of Preferred shares authorized is 10,000,000.

Transitional Small Business Disclosure Format: [ ] Yes [X] No

ENDEVCO, INC.
AND SUBSIDIARIES

TABLE OF CONTENTS
DECEMBER 31, 2007

PART I

ITEM 1. DESCRIPTION OF BUSINESS

INTRODUCTION AND BUSINESS PLAN

EnDevCo, Inc. (the "Company") was originally incorporated in the state of Texas on November 7, 1980, as Roberts Oil and Gas, Inc. Roberts Oil and Gas, Inc. registered its shares of common stock with the Securities and Exchange Commission ("SEC") and began filing periodic reports pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"). In July 1997, Roberts Oil and Gas, Inc. changed its name to Adair International Oil and Gas, Inc., which was traded on the Over the Counter Bulletin Board ("OTCBB") under the stock symbol AIGI. In September 2003, the Company changed its name to EnDevCo, Inc. and its stock symbol to ENDE. On March 11, 2008 the Company executed a reverse stock split and the trading symbol was changed to EDVC. EnDevCo, Inc., a shortened version of the "Energy Development Company", establishes an identity that is consistent with the Company's current business development activities. The Company is actively negotiating to participate in several oil and gas projects both domestically and internationally within the traditional industry scope of oil and gas exploration and production. These activities include production of oil and gas from interests held by the Company in the United States and South America. The Company is also investigating investment in the development of new technologies for the enhancement of oil and gas production and the utilization of that technology to further acquire oil and gas production.

ITEM 2. DESCRIPTION OF PROPERTIES

OIL & GAS EXPLORATION

Gulf of Mexico - The Company has entered into a farm-in agreement with BT Operating Co. wherein the Company will participate in the drilling and completion of four wells in Eugene Island Block 294 and/or Chandeleur Block 14 to earn a 50% working interest in each block prior to December 31, 2009.

The Company has also entered into a farm-in agreement with Mariner Energy, Inc. which grants the Company an assignment of their operating rights down to a depth of 12,800 feet upon the initial commercial completion of the "OC" sand in East Cameron Block 71. Open Choke Exploration, LLC has a 67% interest in the farm-in agreement and EnDevCo has the remaining 33% interest.

The Company has designated Open Choke as the project Operator who will drill the East Cameron 71-9 well and attempt to complete the "OC" sand. In the event that this well is not successful, EnDevCo has the right to drill a replacement well to test the "OC" sand within a reasonable time frame.

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

Block XXIV, Peru - Following an extensive bidding process, a consortium including EnDevCo was awarded the exclusive concession to develop the Block XXIV prospect area located in northwest Peru. EnDevCo owns 20% of the consortium. Covering more than 276 thousand acres, the block contains both onshore and offshore prospects. The area is bracketed by recent discoveries to the immediate north (Olympic) and south (Olympic and Petrotech). The primary target horizon for the off shore area is the naturally fractured Amotape formation of Paleozoic age (quartzites, slates, etc.). This target formation boasts similar characteristics to those that have produced oil in the nearby Portachuelo Oilfield and, more recently, the offshore San Pedro discovery. The reinterpretation of well logs using new technology indicates pay in target formation. Northwest Peru has solid infrastructure and substantial power demand, creating a ready-market for gas. For EnDevCo, the region represents an excellent opportunity for an integrated gas-to-power project.

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

The 12,000 acre fully unitized Field currently consists of 24 oil wells and 2 gas wells (25 wells were vertically drilled, 1 well was a side track horizontal), 4 central collection and metering stages and 4 salt water disposal wells. The Field on December 31, 2007 was producing 175 barrels of oil equivalent (BOE) per day comprised of 105 barrels of oil and 420 Mcf of gas which represents over a 50% production increase from April 13, 2006 to December 31, 2007. The Company completed a horizontal well January 10, 2008 which is currently being tested to determine its optimum production rate.

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

The DeGolyer & MacNaughton proved reserves evaluation for the Short Junction Field as of December 31, 2007 is 26,807,885 barrels of oil equivalent as follows:

Reserves Classification	Gross Oil (Bbl)	Gross Gas (Mcf)
Proved Developed Producing	1,099,490	513,937
Proved Developed Non-producing	394,207	5,691,032
Proved Undeveloped	16,898,468	44,289,351
Total:	18,392,165	50,494,320

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

On June 5, 2007, EnDevCo entered into a farm-out agreement with an effective date of September 5, 2007, with Alliance Energy Corporation (AEC), a related party, whereby AEC will pay all costs to drill an initial well (the WSJU #109StH, which is in production testing at the time of filing this report) and up to 3 future development wells. After payout, EnDevCo will retain an 85% working interest and pro rata revenue interest with AEC retaining the remainder.

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

EMPLOYEES

The Company currently has five full-time employees. The Company also utilizes outside consultants with the number varying according to project requirements.

TRANSFER AGENT AND REGISTRAR

On July 8, 2003, the Company appointed Superior Stock Transfer, Inc., 2425 Fountainview Drive, Suite 215, Houston, TX 77057, Tel: (713) 977-4662 as the Transfer Agent to handle securities transactions for EnDevCo, Inc.  Superior Stock Transfer, Inc. is a wholly owned subsidiary of EnDevCo, Inc.

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

Foreign Political Climate

The Company has direct oil and gas interests in the United States and South America. Countries that the U.S. Government has placed on the list believed to harbor terrorists will be subjected to increased scrutiny by U.S. Federal authorities. As these types of events mature, the properties held by the Company in South America may be subject to embargo or other restrictions in support of U.S. Governmental policies.

Colombia and Peru

Colombia and Peru remain a challenging political climate for the conduct of international business. Political changes are observed on the horizon that will improve the security and business climate of those countries. However, any negative changes in the political climate of either Colombia or Peru could have a negative impact on the Company, up to and including the complete loss of these interests.

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

ITEM 3. LEGAL PROCEEDINGS

Legal Proceedings for the Year Ended December 31, 2007:

As of June 1, 2007, the law firm of Phillips & Akers, P.C. ("A&P"), are the attorneys of record for the Company in a case styled: Cause No: 2006-34662; Farzad Askari v. EnDevCo, Inc.

Mr. Askari filed a breach of contract case claiming the Company (the Defendant) had not paid Mr. Askari (the Plaintiff) for work he did as an alleged consultant in 2002 for John W. Adair and Adair International Oil & Gas, Inc. The Company believed that Mr. Askari was never a consultant for the Company and never performed any work for the Company and therefore was not entitled to receive any compensation from the Company..

The case went to trial and the jury's verdict was that Mr. Askari was not entitled to any compensation and that judgment was entered on January 11, 2008. All of Mr. Askari's post trial motions to date have been unsuccessful; however, he has filed notice of appeal.

As of June 1, 2007, the law firm of Phillips & Akers, P.C. ("A&P"), are the attorneys of record for the Company in a case styled: Cause No: 2006-61144; Ikechukwu Igbo v. EnDevCo, Inc.

Mr. Igbo filed a breach of contract case claiming the Company (the Defendant) had not paid Mr. Igbo (the Plaintiff) for work he did as an alleged employee in 2002 for John W. Adair and Adair International Oil & Gas, Inc. The Company believes that Mr. Igbo was never an employee for the Company and never performed any work for the Company and therefore was not entitled to receive any compensation from the Company.

Summary judgment was granted in the Company's favor and that judgment is now final.

As of October 10, 2007, the law firm of Looney, Nichols & Johnson, P.L.L.C. ("LN&J"), are the attorneys of record for the Company in a case styled: Cause No: CJ 07 1859 L; Basic Energy Services, LP v. EnDevCo Eureka, LLC. et al.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company filed Definitive Proxy Materials with the Securities and Exchange Commission on September 21, 2007. The Notice Date of this Proxy Statement is September 21, 2007. Proxy materials including the Proxy Statement, Proxy Ballot Card and the 2006 Form 10-KSB were mailed to all shareholders of record on or about September 21, 2007.

The Board of Directors of the Company fixed the close of business on September 14, 2007 as the record date for the determination of shareholders entitled to notice and to vote at the Annual Meeting. As of September 14, 2007, the Corporation had 253,283,087 outstanding shares of Common stock entitled to vote and 6,315,021 shares of "Series A" Preferred stock entitled to vote. In order for shares to be voted, they must have been held as of the record date.

The Board of Directors fixed Monday, October 26, 2007 as the date for the Annual Meeting of Shareholders, which was convened at 3000 Richmond Avenue, Suite 370, Houston, Texas 77098 at 9:30 A.M. local time.

The Items of Business brought before the shareholders for consideration that were approved are as follows:

  Elect one (1) directors to the Board of Directors for a term of three (3) years.
  Proposal to ratify of the appointment of Killman, Murrell & Company PC as the Corporation's independent accountants for fiscal 2007.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

The Company's Common Stock is currently traded on the over the counter bulletin board ("OTCBB") under the symbol "EDVC." The following table sets forth, for the periods indicated, the high and low closing bid prices for the Common Stock of the Company as reported on the OTCBB. The bid prices reflect interdealer quotations, do not include retail mark ups, markdowns or commissions and do not necessarily reflect actual transactions.

COMMON STOCK PRICE RANGE
Year	Quarter Ended	High Bid	Low Bid
2007	Dec 31	$ 0.03	$ 0.01
	Sep 30	$ 0.03	$ 0.01
	Jun 30	$ 0.06	$ 0.03
	Mar 31	$ 0.05	$ 0.02

2006	Dec 31	$ 0.05	$ 0.02
	Sep 30	$ 0.05	$ 0.03
	Jun 30	$ 0.10	$ 0.04
	Mar 31	$ 0.06	$ 0.03

2005	Dec 31	$ 0.06	$ 0.02
	Sep 30	$ 0.03	$ 0.01
	Jun 30	$ 0.02	$ 0.01
	Mar 31	$ 0.04	$ 0.02

On December 31, 2007, the last trading day of the year, the closing price for the Common Stock of the Company on the OTCBB was  $0.02.  Also on December 31, 2007, there were approximately 6,300 stockholders of record of the Common Stock, including broker/dealers holding shares beneficially owned by their customers.

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

REVERSE STOCK SPLIT

On March 10, 2008 at 5:00 P.M. CST the Company executed a 1 for 100 reverse stock split. The proposal to implement a reverse stock split was voted on by the shareholders at the October 15, 2004 annual shareholder meeting and passed by a majority vote. An amendment to the Company's articles of incorporation reflecting the reverse stock split was filed with the Texas Secretary of State on February 22, 2008.

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

SALES OF UNREGISTERED SECURITIES DURING 2007

During the years ended December 31, 2007 and December 31, 2006, the Company issued unregistered securities in reliance upon exemptions from registration under the Securities Act of 1933 as amended (the "Act") as provided in Section 4(2) thereof. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in nor did the Company pay any commissions or fees to any underwriter in connection with any of these transactions. None of the transactions involved a public offering.

The Company issued stock in lieu of cash in transactions summarized as follows for the years ended December 31, 2007 and December 31, 2006. The Summary Compensation Table included as Item 10, "Executive Compensation", details the number of shares issued for compensation to each Company officer during the respective time period that they have been employed by the Company.

	December 31, 2007				December 31, 2006

Nature of Transaction	Common Stock	Preferred Stock	Amount		Common Stock	Preferred Stock	Amount
Officer's & Director's Compensation	--	157,500	$ 157,500		--	195,000	$ 195,000
Employee's Salaries	--	--	--		--	--	--
Other Costs & Expenses	8,012,000	397,550	617,790	-	31,340,004	30,000	1,512,300
Total Issued for Services	8,012,000	555,050	$ 775,290	-	31,340,004	225,000	$ 1,707,300

Issued for Investment	--	--	--	-	--	--	--

Totals	8,012,000	555,050	$ 775,290		31,340,004	225,000	$ 1,707,300
	=========	=========	=========		=========	=========	=========

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

GENERAL COMMENTS ON BUSINESS PLAN

EnDevCo, Inc., a shortened version of the "Energy Development Company", establishes an identity that is consistent with the business development activities currently underway in the Corporation. The Company is actively negotiating to participate in several oil and gas projects both domestically and internationally within the traditional industry scope of oil and gas exploration and production. These activities include production of oil and gas from interests held by the Company in the United States and South America. The Company is also investigating investment in the development of new technologies for the enhancement of oil and gas production and the utilization of that technology to further acquire oil and gas production.

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

Internationally, the Company has identified several other exploration projects that carry significant upside potential (although at higher risk). The Company currently holds an agreement for certain exploration rights in the Rio Magdalena Valley of Colombia and Block XXIV in Peru. Our exploration teams are also evaluating other opportunities located in Canada, South America, North Africa and the Middle East.

Gulf of Mexico Option - The Company has entered into a farm-in agreement with BT Operating Co. wherein the Company will participate in the drilling and completion of four wells in Eugene Island Block 294 and/or Chandeleur Block 14 to earn a 50% working interest in each block prior to December 31, 2009.

The Company has also entered into a farm-in agreement with Mariner Energy, Inc. which grants the Company an assignment of their operating rights down to a depth of 12,800 feet upon the initial commercial completion of the "OC" sand in East Cameron Block 71. Open Choke Exploration, LLC has a 67% interest in the farm-in agreement and EnDevCo has the remaining 33% interest.

The Company has designated Open Choke as the project Operator who will drill the East Cameron 71-9 well and attempt to complete the "OC" sand. In the event that this well is not successful, EnDevCo has the right to drill a replacement well to test the "OC" sand within a reasonable time frame.

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

Block XXIV, Peru - Following an extensive bidding process, a consortium including EnDevCo was awarded the exclusive concession to develop the Block XXIV prospect area located in northwest Peru. EnDevCo owns 20% of the consortium. Covering more than 276 thousand acres, the block contains both onshore and offshore prospects. The area is bracketed by recent discoveries to the immediate north (Olympic) and south (Olympic and Petrotech). The primary target horizon for the off shore area is the naturally fractured Amotape formation of Paleozoic age (quartzites, slates, etc.). This target formation boasts similar characteristics to those that have produced oil in the nearby Portachuelo Oilfield and, more recently, the offshore San Pedro discovery. The reinterpretation of well logs using new technology indicates pay in target formation. Northwest Peru has solid infrastructure and substantial power demand, creating a ready-market for gas. For EnDevCo, the region represents an excellent opportunity for an integrated gas-to-power project.

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

The 12,000 acre fully unitized Field currently consists of 24 oil wells and 2 gas wells (25 wells were vertically drilled, 1 well was a side track horizontal), 4 central collection and metering stages and 4 salt water disposal wells. The Field on December 31, 2007 was producing 175 barrels of oil equivalent (BOE) per day comprised of 105 barrels of oil and 420 Mcf of gas which represents over a 50% production increase from April 13, 2006 to December 31, 2007. The Company completed a horizontal well January 10, 2008 which is currently being tested to determine its optimum production rate.

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

The DeGolyer& MacNaughton proved reserves evaluation for the Short Junction Field as of December 31, 2007 is 26,807,885 barrels of oil equivalent as follows:

Reserves Classification	Gross Oil (Bbl)	Gross Gas (Mcf)
Proved Developed Producing	1,099,490	513,937
Proved Developed Non-producing	394,207	5,691,032
Proved Undeveloped	16,898,468	44,289,351
Total:	18,392,165	50,494,320

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

On June 5, 2007, EnDevCo entered into a farm-out agreement with an effective date of September 5, 2007, with Alliance Energy Corporation (AEC), a related party, whereby AEC will pay all costs to drill an initial well (the WSJU #109StH, which is in production testing at the time of filing this report) and up to 3 future development wells. After payout, EnDevCo will retain an 85% working interest and pro rata revenue interest with AEC retaining the remainder.

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

POWER GENERATION

EnDevCo's management team has extensive experience and expertise in the area of power plant development, operations and commercial management. The Company intends to leverage these capabilities by developing integrated gas-to-power and greenfield development projects in markets that create additional value through the gas-power delivery option.

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

YEAR ENDED DECEMBER 31, 2007 COMPARED TO YEAR ENDED DECEMBER 31, 2006

Line	Description	Year		Differences	Percent
-		2007	2006	-	Change
-
1	Revenues	$ 1,785,259	$ 1,919,184	$ (133,925)	(7.0)%
2	Cost of Revenues	$ 1,566,650	$ 1,311,175	$ 255,475	19.5%
3	Costs and Expenses	$ 2,116,314	$ 2,881,109	$ (764,795)	(26.5)%
4	General and Administrative Expense	$ 1,126,152	$ 1,960,925	$ (834,773)	(42.6)%
5	Salaries and Wages Paid in Stock	$ 949,500	$ 877,000	$ 72,500	8.3%
6	Shareholder Services	$ 40,662	$ 43,184	$ (2,522)	(5.8)%
7	Other Income and (Expenses)	$ (3,625,018)	$ 367,506	$ (3,992,524)	(1086.4)%
8	Interest and Other Income	$ 86,608	$ 1,423,965	$ (1,337,337)	(93.9)%
9	Hedging Income(Loss)	$ (1,595,010)	$ 32,754	$ (1,627,764)	(4969.7)%
10	Lawsuit Settlement	--	$ 74,828	$ (74,828)	(100.0)%
11	Interest Expense	$ (2,116,616)	$ (1,164,039)	$ 952,577	81.8%

Analysis of Comparison

Line 1 - During 2007 the Company generated from the Short Junction property $1,416,448 in oil sales, $336,842 in gas sales and $31,969 from pipeline transmission. The overall decrease of $133,925 consists of a $194,782 decrease in oil production, a $75,177 increase in gas production and a $14,320 decrease in pipeline revenue.

Line 2 - Cost of Revenues during 2007 was due entirely to the costs of running the Short Junction property. Lease operating expenses were $985,709, production taxes were $126,201 and depletion was $454,740.

Line 3 - Costs and Expenses overall decreased $764,795 during 2007. The detail explaining this increase is shown on lines 4 through 6 below.

Line 4 - General and Administrative Expense decreased $916,773 primarily because $659,281 in consulting fees was paid in 2007 while $1,628,300 were paid in 2006.

Line 5 - Salaries and Wages increased by $72,500 in 2007.

Line 6 - Shareholder Services decreased by $2,522 because of reduced costs of the annual general meeting.

Line 7 - Expenses in Other Income and Expenses increased overall $3,992,524 during 2007. The detail explaining this decrease is shown on lines 8 through 11 below.

Line 8 - Interest Income during 2007 was $24,188 which was earned from the Company's money market account. Other Income of $62,420 came from the reversal of an old account payable on which the statute of limitations had passed.

Line 9 - Hedging Loss during 2007 was $1,595,010. This is due to the increase in the price of oil.

Line 10 - No lawsuit proceeds were received in 2007.

Line 11 - During 2007 the Company incurred Interest Expense of $2,116,616. Short Junction Field note payable interest was $1,727,976. Interest on various outstanding obligations was $388,640.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash
	2007	2006
		-
Net cash provided by/(used in)		-
Operating activities	$ (1,297,385)	$ 1,852,810
Investing activities	(1,407,588)	(15,317,585)
Financing activities	1,642,114	14,517,060
Increase/(decrease) in cash and cash equivalents	$ (1,062,859)	$ 1,052,282
	=========	=========

	At December 31
Cash and cash equivalents	$ 1,135	$ 1,063,994
	=========	=========

Cash Flow from Operating Activities

2007
Cash used by operating activities totals $1,297,385 in 2007, an increase of $3,150,195 over 2006. This increase is primarily from a lower net income and reduced consulting fees in 2007 that were paid in stock.

2006
Cash provided by operating activities total $1,852,810 in 2006, an increase of $1,772,598 over 2005. This increase resulted from stock issued for consulting and accruing management salaries.

Cash Flow from Investing Activities

2007
Cash used by investing activities total $1,407,588 in 2007, a decrease of $13,909,997 over 2006. This decrease resulted from the 2006 investment in the Short Junction Field project.

2006
Cash used by investing activities total $15,317,585 in 2006, an increase of $14,785,484 over 2005. This increase resulted from investment in the Short Junction Field project.

Cash Flow from Financing Activities

2007
Cash provided by financing activities total $1,642,114 in 2007, a decrease of $12,874,946. This decrease resulted from less borrowing for the Short Junction Field project.

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

ITEM 7. FINANCIAL STATEMENTS

The information required hereunder is included in this report as set forth on pages 25 - 42.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

Management was notified by its Auditor of the following material weaknesses:

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

2. A farmout agreement was executed by the Company's management in June 2007. However, well costs associated with the farmout were posted against the wrong well in the Company general ledger through March 2008. This oversight resulted in a material adjustment being recorded at December 31, 2007.

With respect to the SEC rules and regulations covering the above issues which the Company has identified as material weaknesses; the Company's Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2007, there were deficiencies in the Company's internal controls. However, with the statements included in this report, there are no further material inaccuracies.

The Company's management is taking the following actions to correct the above material weaknesses:

1. Purchasing a new general ledger accounting system.
2. Developing additional procedures to insure timely and accurate recording of development expenses associated with farmout activities.

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

Other than the changes described above, there were no other changes in the Company's internal controls over financial reporting for the year ended December 31, 2007, that have materially affected or are reasonably likely to materially affect the Company's internal controls over financial reporting.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The following table sets forth the directors and executive officers of the Company.

Name	Age	Title
Richard G. Boyce	52	Director - Chief Operating Officer
John A. Brush	51	Director
Frederick Cedoz	33	Director
Charles R. Close	48	Director
Chris A. Dittmar	61	Director - Chief Executive Officer, Corporate Secretary
Larry Swift	54	Chief Financial Officer, Assistant Corporate Secretary
At the Annual Shareholder Meeting held on September 12, 2003 the shareholders approved a proposal to establish staggered terms of service for Board of Director members and to increase the number of members of the Board of Directors to five (5). The shareholders approved the following: two (2) members to serve three (3) years; Richard G. Boyce and Chris A. Dittmar, two (2) members to serve two (2) years; John A. Brush and Charles R. Close and one (1) member to serve one (1) year; E. Barger Miller III. At the Annual Shareholder Meeting held on October 15, 2004 the shareholders re-elected E. Barger Miller III to serve a three (3) year term. At the Annual Shareholder Meeting held on October 24, 2005 the shareholders re-elected Charles R. Close and John A. Brush to each serve a three (3) year term. At the Annual shareholder Meeting held on October 30, 2006 the shareholders re-elected Richard G. Boyce and Chris A. Dittmar to each serve a three (3) year term. At the Annual Shareholder Meeting held on October 26, 2007 the shareholders elected Frederick Cedoz to serve a three (3) year term. Once elected, Directors hold office until their term of service expires or until successors are elected and qualified. Officers serve at the discretion of the Board of Directors.

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

John A. Brush -Independent Director: Mr. John A. Brush is currently serving a two year term as a non-executive independent Director of the Corporation. Mr. Brush brings the experience of a distinguished twenty-two year career in oil and gas law to the Board of Directors.

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

Frederick Cedoz - Independent Director: Mr. Frederick Cedoz is currently serving a three year term as a non-executive independent Director of the Corporation. Mr. Cedoz, a practicing attorney, is also Vice President for Operations and a Director of GWEST (Global Water & Energy Strategy Team). Mr. Cedoz is a co-founder of GWEST whose principal business is providing energy security policy analysis and business development consulting services to energy companies, financial institutions, and foreign governments.

In addition to writing on Alberta's oil sands projects and the importance of U.S.-Canadian energy relations, Mr. Cedoz was recently the keynote speaker at the world's largest oil and gas trade show, Calgary's Global Petroleum Show in June of 2006. He was also the keynote speaker for the Independent Power Producers Society of Alberta's Tenth Annual Conference in Banff in March of 2004. Since then he has made many presentations to prestigious groups on U.S. energy security issues including the New York Society of Security Analysts and the Heritage Foundation in Washington, DC.

In December 2005 he was interviewed on camera by Emmy winner Bob Simon of CBS News 60 Minutes for a story on the Albertan oil sands.

He has also been interviewed on several television and radio programs including Calgary's Global TV and the CBC, and for many publications including Canada's National Post and Macleans, and has written for others including the South China Morning Post and Alberta Oil Magazine. In March 2006, Mr. Cedoz's article "Thinking Beyond OPEC," which provides recommendations for American energy security and foreign policy strategy, was featured in the prestigious Journal of International Security Affairs. Portions of the article were featured in the 25th Anniversary issue of Oil and Gas Investor magazine.

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

Larry Swift - Chief Financial Officer (through February 24, 2008) and Assistant Corporate Secretary - Mr. Swift came to work at EnDevCo, Inc. in October 2000 as Assistant Controller and became Controller in August 2002. Mr. Swift became Chief Financial Officer in September 2003.

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

Joseph Lessard has joined EnDevCo, Inc. as Chief Financial Officer and Vice President Americas as of February 25, 2008.

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

EXECUTIVE COMPENSATION

Executives have no 401(k) or retirement plan through the Company.

The following table reflects executive officer compensation for services to the Company for the year ended December 31, 2007.

SUMMARY COMPENSATION TABLE
ANNUAL COMPENSATION					LONG TERM COMPENSATION
NAME/POSITION	YEAR	SALARY	BONUS	TOTAL	RESTRICTED STOCK	SECURITIES	LTIP	OTHER
	-	-	-	CMPSN	AWARDS	OPTIONS/SARS	PAYOUTS	-

Richard G. Boyce / COO	2007	$ 240,000 (1)	-----	$ 240,000
	2006	$ 240,000 (1)	-----	$ 240,000	-----	-----	-----	-----
	2005	$ 240,000 (2)	-----	$ 240,000	-----	-----	-----	-----
Chris A. Dittmar / CEO	2007	$ 240,000 (1)		$ 240,000
	2006	$ 240,000 (1)	-----	$ 240,000	-----	-----	-----	-----
	2005	$ 240,000 (2)	-----	$ 240,000	-----	-----	-----	-----
James C. Row / CFO	2007	-----	-----	$ 75,000	-----	-----	-----	-----
	2006	$ 75,000 (3)	-----	-----	-----	-----	-----	-----
	2005	-----	-----	-----	-----	-----	-----	-----
Larry Swift / CFO	2007	$ 144,000 (4)	-----	$ 144,000	-----	-----	-----	-----
	2006	$ 144,000 (4)	-----	$ 144,000	-----	-----	-----	-----
	2005	$ 144,000 (5)	-----	$ 144,000	-----	-----	-----	-----

(1) 2007 and 2006 Salary accrued for Mr. Boyce and Mr. Dittmar.

(2) 2005 Salary paid in-kind with 240,000 shares of Preferred stock for Mr. Boyce and Mr. Dittmar.

(3) 2006 Salary paid in-kind with 75,000 shares of Preferred stock for Mr. Row, which represents amount for employment during the period May through October of the year.

(4) 2007 and 2006 Salary accrued for Mr. Swift.

(5) 2005 Salary paid in-kind with 139,500 shares of Preferred stock and $4,500 in cash for Mr. Swift.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of January 25, 2008, with respect to the beneficial ownership of shares of Common stock by (i) each person who is known to the Company to beneficially own more than 5% of the outstanding shares of Common stock, (ii) each director of the Company, (iii) each officer of the Company and (iv) all officers and directors of the Company as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown.

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

The following table sets forth certain information as of January 25, 2008, with respect to the beneficial ownership of shares of Preferred stock by (i) each person who is known to the Company to beneficially own more than 5% of the outstanding shares of Preferred stock, (ii) each director of the Company, (iii) each officer of the Company and (iv) all officers and directors of the Company as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address* of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class

Preferred Stock	Richard G. Boyce - Director, Chief Operating Officer	982,500	14.30%
Preferred Stock	John A. Brush - Director	172,500	2.51%
Preferred Stock	Frederick Cedoz - Director	37,500	0.55%
Preferred Stock	Charles R. Close - Director	174,500	2.54%
Preferred Stock	Tom Cloutier - Investor Relations Director	150,000	2.18%
Preferred Stock	Chris A. Dittmar - Director, Chief Executive Officer	950,000	13.83%
Preferred Stock	Larry Swift - Chief Financial Officer	487,500	7.10%

* The address for all Officers and Directors is 2425 Fountainview Drive, Suite 215, Houston, TX 77057.

All Officers and Directors of the Company as a group hold 2,954,500 shares of Preferred stock, which represents 43.01% of the total outstanding shares of Preferred stock. As of the date of this report, the Company knows of no arrangement or understanding that will result in a change of control within the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Board of Directors of the Company has adopted a policy that Company affairs will be conducted in all respects by standards applicable to publicly-held corporations and that the Company will not enter into loans between the Company and its officers or directors.

On June 7, 2004 ($400,000), August 10, 2004 ($950,000) and November 2, 2005 ($500,000) the Company entered into these Notes Payable and received a total of $1,850,000 from OCE Partners, LLC; OCE Interests, LLC; and OCE Advisors, LLC. See Note 8 to the financial statements at page 36. These entities are all related parties initially managed by Campbell Evans. As of March 10, 2006 Chris A. Dittmar is the sole member and manager of OCE Advisors, LLC.

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

On June 5, 2007, EnDevCo entered into a farm-out agreement with an effective date of September 5, 2007, with Alliance Energy Corporation (AEC), a related party, whereby AEC will pay all costs to drill an initial well (the WSJU #109StH, which is in production testing at the time of filing this report) and up to 3 future development wells. After payout, EnDevCo will retain an 85% working interest and pro rata revenue interest with AEC retaining the remainder.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

1. Exhibits:
See Index to Exhibits beginning on page 43 of this report.

2. Form 8-K.
None

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal accountant fees during 2007 were $121,359. Services provided were limited to annual audit and quarterly reviews.

SIGNATURES

In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 14, 2008.

EnDevCo, Inc.

CHRIS A. DITTMAR
CHRIS A. DITTMAR
CHIEF EXECUTIVE OFFICER AND DIRECTOR

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated:

RICHARD G. BOYCE	JOHN A. BRUSH	FREDERICK CEDOZ
RICHARD G. BOYCE	JOHN A. BRUSH	FREDERICK CEDOZ
CHIEF OPERATING OFFICER AND DIRECTOR	DIRECTOR	DIRECTOR
April 14, 2008	April 14, 2008	April 14, 2008

CHARLES R. CLOSE	CHRIS A. DITTMAR	JOSEPH LESSARD
CHARLES R. CLOSE	CHRIS A. DITTMAR	JOSEPH LESSARD
DIRECTOR	CHIEF EXECUTIVE OFFICER AND DIRECTOR	CHIEF FINANCIAL OFFICER
April 14, 2008	April 14, 2008	April 14, 2008

FINANCIAL STATEMENTS
(RE: PART II. ITEM 7)
EnDevCo, Inc. and Subsidiaries
Table of Contents
DECEMBER 31, 2007

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
EnDevCo, Inc.
2425 Fountain View, Suite 215
Houston, Texas 77057

We have audited the accompanying consolidated balance sheets of EnDevCo, Inc. as of December 31, 2007 and 2006 and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. According, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EnDevCo, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended, in conformity with United States generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the consolidated financial statements, the Company has a significant working capital deficit, has recognized significant operating losses for the two (2) year period ended December 31, 2007, and will need significant amounts of investment funds to fully develop its oil and gas leases. Management's plans in regard to these matters are described in Note 11. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/KILLMAN, MURRELL & COMPANY, P.C.
April 4, 2008
Odessa, Texas

EnDevCo, Inc. and Subsidiaries
Consolidated Balance Sheets
	December 31,
	2007	2006
		(Restated)
ASSETS
Current Assets
Cash	$ 1,135	$ 1,063,994
Accounts Receivable	131,662	161,226
Accounts Receivable - Joint	27,715	20,302
Accounts Receivable - Other	71,393	25,000
Prepaid Expense	3,687	--
Other - Hedging	-	29,833
Total Current Assets	235,592	1,300,355

Property and equipment
Oil and Gas Properties and Equipment under Full Cost Method	19,592,274	18,184,686
Less Accumulated Depletion	(840,240)	(385,500)
Net Property and Equipment	18,752,034	17,799,186
Total Assets	$ 18,987,626	$ 19,099,541
	==========	=========
LIABILITIES
Current Liabilities
Accounts Payable	$ 3,374,556	$ 3,239,384
Cash Overdraft	27,538	--
Accrued Liabilities	2,370,013	1,132,473
Hedging Liability	1,471,334	--
Revenue Payable	31,435	29,001
Taxes Payable	258,432	242,170
Payable to Related Party	20,548	--
Notes Payable - Related Party	--	1,313,224
Total Current Liabilities	7,553,856	5,956,252

Non-current Liabilities
Notes Payable	13,373,910	11,649,220
Notes Payable - Related Party	1,813,224	500,000
Total Long Term Liabilities	15,187,134	12,149,220
Total Liabilities	22,740,990	18,105,472

Minority Interest	3,000,000	3,000,000
STOCKHOLDERS' DEFICIT
"Series A" Convertible Preferred Stock
10,000,000 shares authorized, $0.01 par value,	68,701	63,151
6,870,070 Shares Outstanding December 31, 2007
6,315,021 Shares Outstanding December 31, 2006
Common Stock
500,000,000 shares authorized, without par value,	38,474,092	38,253,852
2,572,951 Shares Outstanding December 31, 2007
2,492,831 Shares Outstanding December 31, 2006
Additional Paid in Capital	6,801,370	6,251,870
Retained Deficit	(52,097,527)	(46,574,804)
Total Stockholders' Deficit	(6,753,364)	(2,000,931)
Total Liabilities and Stockholders' Deficit	$ 18,987,626	$ 19,099,541
	==========	=========

The accompanying notes are integral part of the consolidated financial statements.

EnDevCo, Inc. and Subsidiaries
Consolidated Statements of Operations
	Years Ended December 31,
	2007	2006
		(Restated)
	____________________	____________________
Revenues
Oil Sales	$ 1,416,448	$ 1,611,230
Gas Sales	336,842	261,665
Pipeline Transmission	31,969	46,289
Total Revenues	1,785,259	1,919,184

Cost of Revenues
Lease Operating Cost	985,709	791,291
Production Taxes	126,201	134,384
Depletion	454,740	385,500
Total Cost of Revenues	1,566,650	1,311,175
Gross Profit	218,609	608,009

Costs and Expenses
General and Administrative	1,126,152	1,960,925
Salaries and Wages	949,500	877,000
Shareholder Services	40,662	43,184
Total Costs and Expenses	2,116,314	2,881,109
Net Loss from Operations	$ (1,897,705)	$ (2,273,100)

Other Income and Expenses
Interest and other income	86,608	1,423,963
Lawsuit settlement	--	74,828
Hedging Income(Loss)	(1,595,010)	32,754
Interest Expense	(2,116,616)	(1,164,039)
Total Other Income(Expenses)	(3,625,018)	367,506
Net Loss	$ (5,522,723)	$ (1,905,594)
	===========	===========

Basic and Diluted Loss Per Common Share	$ (2.14)	$ (0.82)
Weighted Average Number of Common Shares
Used in Basic Loss Per Share Calculations	2,572,950	2,357,877
	===========	===========

The accompanying notes are integral part of the consolidated financial statements.

EnDevCo, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Deficit
For the Years Ended December 31, 2007 and 2006

	Preferred Stock		Common Stock		Additional	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Paid-In-Capital	Earnings	Equity

Balance, December 31, 2005	6,090,020	$ 60,901	2,140,598	$ 36,625,552	$ 6,029,120	$ (44,669,210)	$ (1,953,637)

Issuances of preferred shares:
For Salaries & Directors' Fees	195,000	1,950			193,050		195,000
For Company Obligations	30,000	300			29,700		30,000
Issuance of common shares:
For Investment
For Company Obligations			352,233	1,628,300			1,628,300
Net Loss	__________	__________	__________	__________	__________	(1,905,594)	(1,905,594)
Balance, December 31, 2006 (Restated)	6,315,020	$ 63,151	2,492,831	$ 38,253,852	$ 6,251,870	$ (46,574,804)	$ (2,005,931)

Issuances of preferred shares:
For Salaries & Directors Fees	157,500	1,575			155,925		157,500
For Company Obligations	397,550	3,975			393,575		397,550
Issuance of common shares:
For Investment
For Company Obligations			80,120	220,240			220,240
Net Loss	__________	__________	__________	__________	__________	(5,522,723)	(5,522,723)
Balance, December 31, 2007	6,870,070	$ 68,701	2,572,951	$ 38,474,092	$ 6,801,370	$ (52,097,527)	$ (6,753,364)
	=========	=========	=========	=========	========	========	========

The accompanying notes are integral part of the consolidated financial statements.

EnDevCo, Inc. and Subsidiaries
Consolidated Statements of Cash flows

	Years Ended December 31,
	2007	2006
		(Restated)
	____________________________	____________________________
Cash flows from operating activities:
Net loss	$ (5,522,723)	$ (1,905,594)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Issuance of stock for expenses	555,050	225,000
Issuance of stock for consulting	220,240	1,628,300
Depletion	454,740	385,500
Amortization of loan fees	123,236	82,160
Changes in assets and liabilities
Accounts receivable	(24,242)	(206,528)
Prepaid expenses	(3,687)	609
Revenue payable	2,434	29,001
Accounts payable	135,172	685,049
Cash overdraft	27,538	--
Accrued liabilities	1,237,540	942,884
Taxes payable	16,262	16,262
Hedging asset	29,833	(29,833)
Hedging liability	1,471,334	--
Payable to related party	(20,112)	--
Net cash provided by operating activities	(1,297,385)	1,852,810

Cash flows from investing activities:
Purchase of oil and gas property	(1,407,588)	(15,317,585)
Net cash used by investing activities	(1,407,588)	(15,317,585)

Cash flows from financing activities:
Note payable payment	(216,483)	(160,790)
Increase in notes payable	1,858,597	12,047,560
Loan fees	--	(369,710)
Capital contributions	--	3,000,000
Net cash provided by financing activities	1,642,114	14,517,060
Net increase in Cash	(1,062,859)	1,052,285

Cash and cash equivalents
Cash Balance, Begin Period	1,063,994	11,709
Cash Balance, End Period	$ 1,135	$ 1,063,994
	===========	===========
Supplemental Cash Flow information
Cash paid for interest	$ 1,670,134	$ 972,632
Income taxes paid	$ --	$ --
	===========	===========
Noncash Investing and Financing Activities:
Stock issued for services	$ 220,240	$ 1,853,300
Interest payment paid by related party	$ 40,660	$ --

The accompanying notes are integral part of the consolidated financial statements.

EnDevCo, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
December 31, 2007

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

Principles of Consolidation -- The consolidated financial statements include the accounts of EnDevCo, Inc. and its subsidiaries, EnDevCo Eureka LLC, Superior Stock Transfer, Inc., EnDevCo Minerals, Inc., EnDevCo Refining Corporation, EnDevCo Colombia S.A., EnDevCo Eureka del Peru S.A.C., Quachita Gas Company and Africa Energy Group, Inc. (the "Company") All material inter-Company balances and transactions have been eliminated in consolidation. All subsidiaries except EnDevCo Eureka LLC and Superior Stock Transfer, Inc. (the Company's transfer agent) were inactive at December 31, 2007 and 2006.

Cash and cash equivalents -- The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Fair value of financial instruments - Management estimates that the carrying value of financial instruments reported in the financial statements approximates their fair values.

Derivative instruments - The Company makes limited use of derivative instruments. The Company does not engage in speculative derivative activities or derivative trading activities nor does it use derivatives with leverage features. When the Company does enter into derivative transactions, it is to offset exposures associated with hydrocarbon prices that arise from existing assets, liabilities and transactions. The gains and losses resulting from changes in the fair value of derivatives are recorded in operations. The estimated fair value of derivatives outstanding and recorded on the balance was a net payable of $(1,471,334) at December 31, 2007 and a net receivable of $29,833 at December 31, 2006. This is the amount that the Company would have paid to, or received from, third parties if these derivatives had been settled in the open market. The Company recognized a before tax loss of $(1,595,010) related to the hedging derivative during 2007 and a before tax income of $32,754 related to the hedging derivative during 2006. These amounts are in the financial statements and approximate their fair values.

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

Depletion expense for the year ending December 31, 2007 was $454,740. Depletion expense for the year ending December 31, 2006 was $385,500.

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
December 31, 2007

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
December 31, 2007

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

EnDevCo, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
December 31, 2007

NOTE 2 - Non-monetary Stock Transactions

Included in the Company's consolidated statement of operations for the periods ended December 31, 2007 and December 31, 2006 were expenses that were paid with Company stock. The Company issued stock in lieu of cash in transactions summarized as follows for the year ended December 31, 2007 and 2006. See Item 12 Certain Relationships and Related Transactions at page 22 and Note 8 to these financial statements at page 37.

	December 31, 2007			December 31, 2006
	Common	Preferred	Value	Common	Preferred	Value
For Salaries	--	157,500	$ 157,500	--	195,000	$ 195,000
Other Obligations	80,120	397,550	617,790	352,233	30,000	1,658,300
	___________	__________	__________	__________	__________	__________
Total	80,120	555,050	$ 775,290	352,233	225,000	$ 1,853,300
	==========	=========	=========	========	========	========

NOTE 3 - Stockholders' Equity

The Board of Directors passed a Corporate Resolution that reads, "Pursuant to and in accordance with Article 2.13 of the Texas Business Corporation Act of the State of Texas the Company does hereby certify that, pursuant to the authority conferred on the Board of Directors by the Articles of Incorporation of the Corporation, and pursuant and in accordance with Article 2.13 of the Texas Business Corporation Act of the State of Texas, said Board of Directors, pursuant to unanimous written consent dated December 9, 2002, duly adopted a resolution providing for the authorization and issuance of 5,000,000 shares of "Series A" Convertible Preferred Stock, $0.01 par value per share (the "Series A" Preferred Stock). At the annual shareholders meeting held on October 15, 2004, the shareholders approved an increase in the total number of authorized "Series A" convertible preferred shares with a $0.01 par value to 10,000,000. As of December 31, 2007 and 2006 there were 6,870,070 and 6,315,020 shares outstanding respectively.

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

During the year ended December 31, 2007 a total of 299,500 shares of preferred stock was issued for salaries and recorded at the rate of $1.00 per share as approved by the Board of Directors.

On March 10, 2008, the Company effected a 1 for 100 reverse stock split of its common stock. The Board of Directors' resolution included the following provision:

"RESOLVED, that no fractional shares or less than an even hundred round lot of common stock shall be issued as a result of the Reverse Split."

This provision has the effect of altering the ownership percentage of each shareholder. The outstanding number of common shares on March 10, 2008, was 257,295,087 which would convert to 2,572,951 shares of common stock, except that all shareholders are to receive even one hundred share lots. The rounding up of split shares to one hundred share lots resulted in an additional 473,725 shares of common stock being issued, with a fair value of $2,368,625 (March 11, 2008, opening trading value $5.00). The fair value of the extra common shares issued will be recognized as a charge to operations on March 10, 2008. The consolidated statement of changes in stockholders' deficit, the weighted average number of common shares outstanding reflected in the statements of operations and the loss per share have been restated to reflect the reverse stock split.

EnDevCo, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
December 31, 2007

NOTE 4 - Commitments and Contingencies

Legal Proceedings for the Year Ended December 31, 2007:

As of June 1, 2007, the law firm of Phillips & Akers, P.C. ("A&P"), are the attorneys of record for the Company in a case styled: Cause No: 2006-34662; Farzad Askari v. EnDevCo, Inc.

Mr. Askari filed a breach of contract case claiming the Company (the Defendant) had not paid Mr. Askari (the Plaintiff) for work he did as an alleged consultant in 2002 for John W. Adair and Adair International Oil & Gas, Inc. The Company believed that Mr. Askari was never a consultant for the Company and never performed any work for the Company and therefore was not entitled to receive any compensation from the Company.

The case went to trial and the jury's verdict was that Mr. Askari was not entitled to any compensation and that judgment was entered on January 11, 2008. All of Mr. Askari's post trial motions to date have been unsuccessful; however, he has filed notice of appeal.

As of June 1, 2007, the law firm of Phillips & Akers, P.C. ("A&P"), are the attorneys of record for the Company in a case styled: Cause No: 2006-61144; Ikechukwu Igbo v. EnDevCo, Inc.

Mr. Igbo filed a breach of contract case claiming the Company (the Defendant) had not paid Mr. Igbo (the Plaintiff) for work he did as an alleged employee in 2002 for John W. Adair and Adair International Oil & Gas, Inc. The Company believes that Mr. Igbo was never an employee for the Company and never performed any work for the Company and therefore was not entitled to receive any compensation from the Company.

Summary judgment was granted in the Company's favor and that judgment is now final.

As of October 10, 2007, the law firm of Looney, Nichols & Johnson, P.L.L.C. ("LN&J"), are the attorneys of record for the Company in a case styled: Cause No: CJ 07 1859 L; Basic Energy Services, LP v. EnDevCo Eureka, LLC. et al.

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
December 31, 2007

NOTE 4 - Commitments and Contingencies (cont)

Concentrations of Credit Risk

The Company has financial instruments that are exposed to concentrations of credit risk and consist primarily of cash and accounts receivable. The Company routinely maintains cash and temporary cash investments at certain financial institutions in amounts substantially in excess of FDIC insurance limits; however, management believes that these financial institutions are of high quality and the risk of loss is minimal. At December 31, 2007, the Company had no cash balances in excess of the FDIC limits. The accounts receivable represent balances due from oil and gas purchasers and are collected within thirty (30) days.

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

NOTE 5 - Earnings Per Share

The following reconciles the components of the earnings per share (EPS) computation:

	2007			2006
	(Loss)	Common Shares	Loss Per Share	(Loss)	Common Shares	Loss Per Share
Net Income	$(5,552,723)	2,572,950	$(2.14)	$(1,905,594)	2,337,877	$(.82)

As of December 31, 2007 a total of 6,870,070 shares of preferred stock have been issued and recorded at the rate of $1.00 per share as approved by the Board of Directors. Each share of "Series A" Preferred Stock which is then outstanding shall at the sole election of the holder be converted into fully paid and non-assessable shares of Common Stock of the Corporation at a conversion rate of 1,000 shares of Common Stock for each share of "Series A" Preferred Stock. These shares are not included in the calculation of diluted EPS as they would be considered anti-dilutive.

EnDevCo, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
December 31, 2007

NOTE 6 - Income Taxes

The provision for income taxes has been calculated based on federal statutory rates of 34%.

	Years ended December 31,
	2007	2006
Income tax benefit calculated
using the statutory rates	$ 1,877,726	$ 647,902
Non-deductible expenses	(53,550)	(66,300)
Changes in valuation allowance	(1,824,176)	(581,602)
	$ --	$ --
	==========	==========
Temporary differences, which give rise to deferred tax assets and liabilities are as follows:
	Years ended December 31,
	2007	2006
Deferred Tax Liabilities
Oil and Gas Properties	$(1,957,931)	_$_(1,337,499)
	(1,957,931)	(1,337,499)
Deferred Tax Asset
Hedging Activity	500,254
Officer Salaries	497,760	228,481
Operating losses	15,598,383	13,923,308
Total Deferred Tax Asset	16,596,397	14,151,789
Valuation allowance	(14,638,466)	(12,814,290)
	___________	___________
	$ --	$ --
	==========	==========

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

NOTE 7 - Note Payable - GASROCK CAPITAL LLC

The Company entered into an advancing term credit agreement for $30,000,000 on April 13, 2006 through its subsidiary EnDevCo Eureka, LLC with GasRock Capital, LLC to fund the purchase of the Short Junction Field in Cleveland County Oklahoma. This agreement was increased to $50,000,000 on April 2, 2007. The interest rate is 12% and the loan terminates on April 13, 2010. The balance at December 31, 2007 was $13,343,910, net of debt discount of $164,313, and the Company paid interest of $422,910 during the quarter ended December 31, 2007. The Company has approximately $36,500,000 left to draw on this agreement. The Company's ability to draw down money under this agreement terminates on April 30, 2009. The note is secured by all of EnDevCo Eureka's assets and certain personal assets owned by Chris A. Dittmar.

NOTE 8 - Note Payable - Long Term - Related Party

The Company has three long term notes payable totaling $1,813,224. All three notes accrue interest at the LIBOR monthly average coupon rate (5.24%) at December 31, 2007. The first two notes are in the amounts of $363,224 and $950,000 respectively and are due and payable December 31, 2009. The third note is in the amount of $500,000 and is due and payable June 30, 2009. The maker of this note consists of the following related parties managed by Campbell Evans: OCE Partners, LLC, and OCE Interests, LLC; and OCE Advisors, LLC, managed by Chris A. Dittmar. All notes are unsecured.

NOTE 9 - Interest and Other Income

Interest Income during 2007 was $24,188 which was earned from the Company's money market account. Other Income of $62,420 came from the reversal of an old account payable on which the statute of limitations had passed. This account payable was accrued during operations under previous management prior to the successful proxy fight waged by current management. The Company has determined it is no longer responsible for them due to the passage of time and they have been reversed.

EnDevCo, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
December 31, 2007

NOTE 10 - Payable to Related Party

On June 5, 2007, the Company entered in to a farmout agreement with Alliance Energy Corporation ("Alliance"), which is owned by the CEO of the Company. The farmout agreement covers a well to be drilled in the Short Junction Field which is owned by the Company. Drilling activity began in September 2007 and continued to January 2008. At December 31, 2007, recoverable drilling and exploration costs on well WSJU #109StH were approximately $2,693,750. After all drilling, development and production costs have been recovered by Alliance, all working interest and net revenue interest in the well will revert to the Company, except for a fifteen percent (15%) working interest and pro rata net revenue interest which will be retained by Alliance.

At December 31, 2007, the amount payable to Alliance is $20,548.

NOTE 11 - Going Concern

The Company has reported operating losses aggregating $7,428,000 for the two (2) year period ended December 31, 2007. At December 31, 2007, the consolidated balance sheet reported a working capital deficit of $7,318,000. The Company must raise significant amounts of cash to pay its current liabilities and to provide investment funds to continue development of its oil and gas leases. There can be no assurance the Company's management will be able to secure funding.

EnDevCo, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
December 31, 2007

NOTE 12 - Supplemental Oil and Gas Information (Unaudited)

Costs Incurred and Capitalized Costs in Oil and Gas Producing Activities are as follows:

Description	Harvest	Pine Curtain	Short Junction	Total

Oil and Gas Properties	$ 1,000,000	$ 1,000,000	$ 16,184,686	$ 18,184,686
Less Accumulated Depr/Depl			$ 385,500	$ 385,500

Total, December 31, 2006	$ 1,000,000	$ 1,000,000	$ 15,799,186	$ 17,799,186

Oil and Gas Properties	$ 1,000,000	$ 1,000,000	$ 17,592,274	$ 19,592,274
Less Accumulated Depr/Depl	--	--	$ 840,240	$ 840,240

Total, December 31, 2007	$ 1,000,000	$ 1,000,000	$ 16,752,034	$ 18,752,034
	=========	=========	=========	=========

Gulf of Mexico - The Company has entered into a farm-in agreement with BT Operating Co. wherein the Company will participate in the drilling and completion of four wells in Eugene Island Block 294 and/or Chandeleur Block 14 to earn a 50% working interest in each block prior to December 31, 2009.

The Company has also entered into a farm-in agreement with Mariner Energy, Inc. which grants the Company an assignment of their operating rights down to a depth of 12,800 feet upon the initial commercial completion of the "OC" sand in East Cameron Block 71. Open Choke Exploration, LLC has a 67% interest in the farm-in agreement and EnDevCo has the remaining 33% interest.

The Company has designated Open Choke as the project Operator who will drill the East Cameron 71-9 well and attempt to complete the "OC" sand. In the event that this well is not successful, EnDevCo has the right to drill a replacement well to test the "OC" sand within a reasonable time frame.

Pursuant to a joint participation agreement between EnDevCo and Open Choke, the Company will have access to the production platforms on East Cameron Block 71/72 Field which are equipped with all necessary production facilities and pipelines to support increased oil and gas production resulting from drilling and completing new wells.

EnDevCo, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
December 31, 2007

NOTE 12 - Supplemental Oil and Gas Information (Unaudited) (cont)

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

Block XXIV, Peru - Following an extensive bidding process, a consortium including EnDevCo was awarded the exclusive concession to develop the Block XXIV prospect area located in northwest Peru. EnDevCo owns 20% of the consortium. Covering more than 276 thousand acres, the block contains both onshore and offshore prospects. The area is bracketed by recent discoveries to the immediate north (Olympic) and south (Olympic and Petrotech). The primary target horizon for the off shore area is the naturally fractured Amotape formation of Paleozoic age (quartzites, slates, etc.). This target formation boasts similar characteristics to those that have produced oil in the nearby Portachuelo Oilfield and, more recently, the offshore San Pedro discovery. The reinterpretation of well logs using new technology indicates pay in target formation. Northwest Peru has solid infrastructure and substantial power demand, creating a ready-market for gas. For EnDevCo, the region represents an excellent opportunity for an integrated gas-to-power project.
.
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

EnDevCo, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
December 31, 2007

NOTE 12 - Supplemental Oil and Gas Information (Unaudited) (cont)

EnDevCo, Inc.
Supplemental Information
Year Ended December 31, 2007
(Unaudited)
FULL
COST
Capitalized Costs Relating to Oil and Gas
Producing Activities at December 31, 2007
Unproved oil and gas properties	$ 2,000,000
Proved oil and gas properties	16,843,953
Support equipment and facilities	748,321
19,592,274

Less accumulated depreciation, depletion, amortization, and impairment	840,240
Net capitalized costs	$ 18,752,034
=========
Costs incurred in Oil and Gas Producing Activities
for the Year Ended December 31, 2007
Property acquisition costs
Proved	$ 6,722
Unproved	--
Exploration costs	1,503,264
Development costs	88,954
Amortization rate per equivalent barrel of production	$ 15.18

Results of Operations for Oil and Gas Producing
Activities for the Year Ended December 31, 2007
Oil and gas sales	$ 1,785,259
Gain on sale of oil and gas properties	--
Gain on sale of oil and gas leases	--
Production costs	1,111,910
Exploration costs	--
Depreciation, depletion, and amortization	454,740
218,609
Income tax expense	--
Results of operations for oil and gas producing
activities (excluding corporate overhead and
financing costs)	$ 218,609
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
December 31, 2007

NOTE 12 - Supplemental Oil and Gas Information (Unaudited) (cont)

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
	Oil	Gas
	(Bbls)	(Mcf)
Proved developed and undeveloped reserves
Beginning of year	13,266,361	37,853,759
Revisions of previous estimates	(187,378)	(1,946,360)
Improved recovery	--	--
Purchases of minerals in place	--	--
Extensions and discoveries	--	--
Production	(20,554)	(56,444)
Sales of minerals in place	--	--
End of year	13,058,429	35,850,955
Proved developed reserves
Beginning of year	814,544	685,722
End of year	780,638	364,895
Standardized Measure of Discounted Future
Net Cash Flows at December 31, 2006
Future cash inflows		$1,497,286,000
Future production costs		(220,592,000)
Future development costs		(271,290,000)
Future income tax expenses		(341,840,000)
		663,564,000
Future net cash flows
10% annual discount for estimated
timing of cash flows		(451,224,000)
Standardized measures of discounted future
net cash flows relating to proved oil and gas
reserves		$ 212,340,000
		===========
The following reconciles the change in the standardized measure of discounted future net cash flow during 2006.
Beginning of year		$ 118,708,966
Sales of oil and gas produced, net of
production costs		(673,000)
Net changes in prices and
production costs		437,851,000
Extensions, discoveries, and improved
recovery, less related costs		--
Development costs incurred during the year
which were previously estimated		(1,867,000)
Net change in estimated future development
costs		(35,750,000)
Revisions of previous quantity estimates		(25,533,000)
Net change from purchases and sales of
minerals in place		--
Accretion of discount		(153,224,000)
Net change in income taxes		(127,172,000)
Other		(966)
End of year		$ 212,340,000
		===========

EnDevCo, Inc. and Subsidiaries
December 31, 2007

INDEX TO EXHIBITS
-
3(i)	Amendment to the Restated Articles of Incorporation dated May 12, 2005, see page 44 of this report.

3(ii)	Articles of Amendment to the Articles of Incorporation of EnDevCo, Inc., incorporated by reference to the registrant's Form 8K filed on March 12, 2008.

3(iii)	Restatement of the Articles of Incorporation, as restated September 19, 2003 incorporated by reference to the registrant's Form 8K filed on June 2, 2004.

3(iv)	Material Modification to Rights of Security Holders, Amendments to Articles of Incorporation, incorporated by reference to registrant's Form 8K filed on March 12, 2008.

3(v)	Bylaws, as revised to May 1, 2004, incorporated by reference to registrant's Form 10KSB filed on September 9, 2005.

16	Letter on Change in Certifying Accountant incorporated by reference to the registrant's Form 8K filed on July 12, 2005.

21	Subsidiaries of the Registrant, see page 47 of this report.

31.1	Certification per Rule 13a-14(a) by Chief Executive Officer, see page 48 of this report.

31.2	Certification per Rule 13a-14(a) by Chief Financial Officer, see page 49 of this report.

32.1	Certification per Section 1350 by Chief Executive Officer, see page 50 of this report.

32.2	Certification per Section 1350 by Chief Financial Officer, see page 50 of this report.

EnDevCo, Inc. and Subsidiaries
December 31, 2007

Exhibit 3(i).

EnDevCo, Inc.

Amendment
To The
Restated Articles Of Incorporation

EnDevCo, Inc., pursuant to the provisions of Article 4.01- 4.06 of the Texas Business Corporation Act, hereby adopts the following Articles of Amendment to its Restated Articles of Incorporation.

Article I

The name of the Corporation is EnDevCo, Inc.

Article II

The amendment changes Article IV of the Restated Articles of Incorporation as follows:

From:

The corporation shall have authority to issue two classes of shares; to be designated respectively "preferred shares" and "common shares". The total number of shares, which the Corporation is authorized to issue, is 505,000,000 shares. The number of preferred shares is 5,000,000 shares and the par value of each share is $0.01. The number of common shares authorized is 500,000,000 shares without par value.

Upon this amendment becoming effective pursuant to the Texas Business Corporation Act of the State of Texas (the "Effective Time"), a number of shares in the sole discretion of the Corporation's Board of Directors, of the Corporation's common stock, no par value per share (the "Old Common Stock"), issued and outstanding immediately prior to the Effective Time, will be automatically reclassified as and converted into one share of common stock, no par value per share, of the Corporation (the "New Common Stock") hereinafter referred to as a ("Reverse Stock Split").

Notwithstanding the immediately preceding sentence, no fractional shares of New Common Stock shall be issued to the holders of record of Old Common Stock in connection with the foregoing reclassification of shares of Old Common Stock. If the Reverse Stock Split produces a result where a shareholder holds a fractional share and/or less than an even hundred round lot of common stock, the shareholder's holding will be rounded up to the next even hundred round lot of stock of New Common Stock at no cost to the shareholder, such shares of stock to be issued to the shareholder of record at the Effective Time of the reclassification.

EnDevCo, Inc. and Subsidiaries
December 31, 2007

Exhibit 3(i) (cont).

Each stock certificate held in electronic form that, immediately prior to the Effective Time, represented shares of Old Common Stock shall, from and after the Effective Time, automatically and without the necessity of presenting the same for exchange, represent that number of whole shares of New Common Stock into which the shares of Old Common Stock represented by such certificate shall have been reclassified. Each holder of record of a physical stock certificate that represented shares of Old Common Stock shall receive, upon the required surrender of such physical stock certificate to the Corporation's stock transfer agent, a new stock certificate representing the number of whole shares of New Common Stock into which the shares of Old Common Stock represented by such certificate shall have been reclassified.

To:

The Corporation shall have authority to issue two classes of shares; to be designated respectively "preferred shares" and "common shares". The total number of shares, which the Corporation is authorized to issue, is 510,000,000 shares. The number of preferred shares is 10,000,000 shares and the par value of each share is $0.01. The number of common shares authorized is 500,000,000 shares without par value.

Upon this amendment becoming effective pursuant to the Texas Business Corporation Act of the State of Texas (the "Effective Time"), a number of shares in the sole discretion of the Corporation's Board of Directors, of the Corporation's common stock, no par value per share (the "Old Common Stock"), issued and outstanding immediately prior to the Effective Time, will be automatically reclassified as and converted into one share of common stock, no par value per share, of the Corporation (the "New Common Stock") hereinafter referred to as a ("Reverse Stock Split").

Notwithstanding the immediately preceding sentence, no fractional shares of New Common Stock shall be issued to the holders of record of Old Common Stock in connection with the foregoing reclassification of shares of Old Common Stock. If the Reverse Stock Split produces a result where a shareholder holds a fractional share and/or less than an even hundred round lot of common stock, the shareholder's holding will be rounded up to the next even hundred round lot of stock of New Common Stock at no cost to the shareholder, such shares of stock to be issued to the shareholder of record at the Effective Time of the reclassification.

Each stock certificate held in electronic form that, immediately prior to the Effective Time, represented shares of Old Common Stock shall, from and after the Effective Time, automatically and without the necessity of presenting the same for exchange, represent that number of whole shares of New Common Stock into which the shares of Old Common Stock represented by such certificate shall have been reclassified. Each holder of record of a physical stock certificate that represented shares of Old Common Stock shall receive, upon the required surrender of such physical stock certificate to the Corporation's stock transfer agent, a new stock certificate representing the number of whole shares of New Common Stock into which the shares of Old Common Stock represented by such certificate shall have been reclassified.

EnDevCo, Inc. and Subsidiaries
December 31, 2007

Exhibit 3(i) (cont).

Article III

These Articles of Amendment were adopted by the shareholders of the Corporation at the 2004 annual meeting held on October 14, 2004

Article IV

These Articles of Amendment have been approved in the manner required by the Texas Business Corporation Act and by the constituent documents of the Corporation.

Article V

These Articles of Amendment do not change the stated capital of the Corporation.

Article VI

The undersigned signs this document subject to the penalties imposed by law for the submission of a false or fraudulent document.

IN WITNESS WHEREOF, the undersigned has executed these Restated Articles of Incorporation on this 12th day of May, A.D., 2005.

EnDevCo, Inc.

By: LARRY SWIFT
Name: LARRY SWIFT
Title: CFO

EnDevCo, Inc. and Subsidiaries
December 31, 2007

Exhibit 21 - Subsidiaries of the Registrant

	Name	Jurisdiction	DBA
of Incorporation

1.	Superior Stock Transfer, Inc.	Texas	Same
(FKA) Superior Geophysical, Inc.

2.	EnDevCo Eureka, LLC	Delaware	Same

3.	EnDevCo Minerals, Inc.	Texas	Same
(FKA) Adair Exploration, Inc.

4.	EnDevCo Refining Corporation	Bahamas	Same
(FKA) Adair Yemen Exploration Ltd.

5.	EnDevCo Colombia, S.A.	Panama	Same
(FKA) Adair Colombia Oil & Bas, SA

6.	EnDevCo Eureka del Peru S.A.C.	Peru	Same

7.	Quachita Gas Company	Delaware	Same

8.	Africa Energy Group, Inc.	Bahamas	Same

EnDevCo, Inc. and Subsidiaries
December 31, 2007

EXHIBIT 31.1
CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO RULE 13A-14(A) OR 15D-14(A) UNDER THE SECURITIES EXCHANGE ACT OF 1934

I, Chris A. Dittmar, certify that:

1. I have reviewed this Annual Report on Form 10K of EnDevCo, Inc. (the "Company");

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

April 14, 2008

CHRIS A DITTMAR
CHRIS A DITTMAR
CHIEF EXECUTIVE OFFICER

EnDevCo, Inc. and Subsidiaries
December 31, 2007

EXHIBIT 31.2
CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO RULE 13A-14(A) OR 15D-14(A) UNDER THE SECURITIES EXCHANGE ACT OF 1934

I, Joseph Lessard, certify that:

1. I have reviewed this Annual Report on Form 10K of EnDevCo, Inc. (the "Company");

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

April 14, 2008

JOSEPH LESSARD
JOSEPH LESSARD
CHIEF FINANCIAL OFFICER

EnDevCo, Inc. and Subsidiaries
December 31, 2007

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

I, Chris A. Dittmar, Chief Executive Officer of EnDevCo, Inc. (the "Company"), certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The report on Form 10K for the period ended December 31, 2007 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the date and for the periods reported therein.

April 14, 2008

CHRIS A. DITTMAR
CHRIS A. DITTMAR
CHIEF EXECUTIVE OFFICER

EXHIBIT 32.2
CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO RULE 13A-14(B) OR 15D-14(A) UNDER THE SECURITIES EXCHANGE ACT OF 1934 AND SECTION 1350 OF CHAPTER 63 OF TITLE 18 OF THE UNITED STATES CODE

I, Joseph Lessard, Chief Financial Officer of EnDevCo, Inc. (the "Company"), certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The report on Form 10K for the period ended December 31, 2007 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the date and for the periods reported therein.

April 14, 2008

JOSEPH LESSARD
JOSEPH LESSARD
CHIEF FINANCIAL OFFICER