Form 10-Q
period 2008-03-31
ENDEVCO INC
filed 2008-05-15
CIK 355300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 2008

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

The number of shares outstanding of the registrant's common stock as of March 31, 2008 was 71,752,094.

Transitional Small Business Disclosure Format: [ ] Yes [X] No

ENDEVCO, INC. AND SUBSIDIARIES
TABLE OF CONTENTS
MARCH 31, 2008

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements
Consolidated Balance Sheets - March 31, 2008 (Unaudited) and December 31, 2007	2
Consolidated Statements of Operations (Unaudited) - Three Months Ended March 31, 2008 and 2007	3
Consolidated Statements of Cash Flows (Unaudited) - Three Months Ended March 31, 2008 and 2007	4
Notes to Consolidated Financial Statements (Unaudited)	5-6

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	7-11

ITEM 3. Controls and Procedures	12

PART II - OTHER INFORMATION

ITEM 1 through ITEM 6	12-13

SIGNATURES AND CERTIFICATIONS	14-18

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EnDevCo, Inc. and Subsidiaries
Consolidated Balance Sheets
March 31, 2008 Compared to December 31, 2007

	03/31/2008	12/31/2007
	(Unaudited)
ASSETS (Unaudited)
Current Assets
Cash	$ 208	$ 1,135
Accounts receivable	338,293	131,662
Accounts receivable - Joint	16,029	27,715
Accounts receivable - Other	(34,665)	71,393
Prepaid expense	3,686	3,687
Unbilled costs	526,975	--
Total Current Assets	850,527	235,592

Property and Equipment
Oil and gas properties and equipment under full cost method	19,556,607	19,592,274
Less accumulated depreciation depletion and amortization	(954,834)	(840,240)
Net Property and Equipment	18,601,773	18,752,034
Total Assets	$ 19,452,300	$ 18,987,626
	==========	==========

LIABILITIES
Current Liabilities
Accounts payable	$ 3,572,369	$ 3,374,556
Cash overdraft	--	27,538
Accrued liabilities	2,673,171	2,370,013
Hedging liability	1,952,355	1,471,334
Revenue payable	195,843	31,435
Taxes payable	262,486	258,432
Payable to related party	62,600	20,548
Total Current Liabilities	8,718,824	7,553,856

Long-Term Liabilities
Notes payable	13,620,135	13,373,910
Note payable - related party	1,813,224	1,813,224
Total Long-Term Liabilities	15,433,359	15,187,134
Total Liabilities	24,152,183	22,740,990

Minority Interest	3,000,000	3,000,000

STOCKHOLDERS' DEFICIT
Preferred Stock
10,000,000 shares authorized, $0.01 par value,
0 shares outstanding March 31, 2008 and
6,870,070 shares outstanding December 31, 2007	--	68,701
Common Stock
500,000,000 shares authorized, without par value
71,752,094 shares outstanding March 31, 2008 and
2,572,951 shares outstanding December 31, 2007	40,935,257	38,474,092
Additional Paid in Capital	6,831,070	6,801,370
Retained Deficit	(55,466,210)	(52,097,527)
Total Stockholders' Deficit	(7,699,883)	(6,753,364)
Total Liabilities, Minority Interest and Stockholders' Deficit	$ 19,452,300	$ 18,987,626
	==========	===========

The accompanying notes are integral part of the consolidated financial statements.

EnDevCo, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Three Months Ended March 31, 2008 and 2007
(Unaudited)

	For the Three Months Ended
	March 31,
	2008	2007
Revenues
Oil Sales	$ 548,448	$ 333,480
Gas Sales	73,216	52,787
Pipeline Transmission	3,126	4,158
Total Revenues	624,790	390,425

Cost of Revenues
Lease Operating Cost	75,620	108,756
Production Taxes	65,363	27,604
Depletion	114,594	93,348
Total Cost of Revenues	255,577	229,708
Gross Profit	369,213	160,717

Costs and Expenses
General and administrative	52,910	119,910
Salaries and wages	198,000	198,000
Shareholder services	4,834	--
Total Costs and Expenses	255,744	317,910
Net Income (Loss) from Operations	$ 113,469	$ (157,193)

Other Income and (Expenses)
Interest and other income	25	8,120
Hedging loss	(649,615)	(28,275)
Shareholder roundup expense	(2,392,165)	--
Interest expense	(440,397)	(429,431)
Total Other Income(Expenses)	$ (3,482,152)	$ (449,586)
Net Loss	$ (3,368,683)	$ (606,779)
	==========	==========

Basic and Diluted Loss Per Common Share	$ (0.17)	$ (0.24)
Weighted average number of common
shares used in basic and diluted
loss per share calculations	19,867,737	2,492,831
	==========	==========

EnDevCo, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,
	(Unaudited)
	2008	2007
Cash Flows from Operating Activities

Net (Loss) Income	$ (3,368,683)	$ (606,779)
Adjustments to Reconcile Net Loss to Net Cash
Provided by operating activities:
Amortization of loan fees		30,809
Issuance of stock for shareholder roundup	2,392,165	--
Depletion	114,594	93,348
Hedging activity	481,021	40,154

Changes in assets and liabilities:
Accounts receivable	(206,632)	20,376
Accounts receivable - joint interests	11,686	--
Accounts receivable - other	106,058	--
Prepaid expenses	--	(8,200)
Unbilled costs	(526,975)	--
Revenue payable	164,408	(7,112)
Accounts payable	197,813	377,094
Cash overdraft	(27,538)	--
Accrued liabilities	333,158	222,643
Taxes payable	4,054	4,009
Payable to related party	42,052	--
Net Cash Provided (Used by) by Operating Activities	(282,819)	166,342

Cash Flows from Investing Activities:
Purchase oil and gas property	35,667	(776,677)
Net cash Provided (Used) by Investing Activities	35,667	(776,677)

Cash Flows from Financing Activities:
Increase (decrease) in notes payable	246,225	(2,472)
Net Cash Provided (Used) by Financing Activities	246,225	(2,472)
Net Change in Cash	(927)	(612,807)

Cash and cash equivalents
Cash Balance, Begin Period	1,135	1,063,994
Cash Balance, End Period	$ 208	$ 451,187
	=========	==========
Supplemental Disclosures:
Cash paid for Interest	329,552	362,013
Stock issued for services	--	--

The accompanying notes are integral part of the consolidated financial statements.

EnDevCo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2008

NOTE 1 - Summary of Significant Accounting Policies

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information from the Company's financial statements for the year ended December 31, 2007 included on the Company's Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

Basis of Presentation -- EnDevCo, Inc. was originally incorporated under the laws of the State of Texas on November 7, 1980 as Roberts Oil and Gas, Inc. On September 30, 2003, the Company filed a Restated Articles of Incorporation with the Secretary of State of the State of Texas to change its name to EnDevCo, Inc.

Principles of Consolidation -- The consolidated financial statements include the accounts of EnDevCo, Inc. and its subsidiaries, EnDevCo Eureka LLC, Superior Stock Transfer, Inc., EnDevCo Minerals, Inc., EnDevCo Refining Corporation, Africa Energy Group, Inc. and EnDevCo Colombia S.A. (the Company) All material inter-company balances and transactions have been eliminated in consolidation. All subsidiaries except EnDevCo Eureka LLC and Superior Stock Transfer, Inc. (the Company's transfer agent) were inactive at December 31, 2007 and December 31, 2006. All subsidiaries except Superior Stock Transfer, Inc. were inactive at December 31, 2005.

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

Depletion expense for the three months ending March 31, 2008 was $114,594. Depletion expense for the three months ending March 31, 2007 was $93,348.

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

EnDevCo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2008

NOTE 2 - Stockholders' Equity

The Board of Directors passed a Corporate Resolution that reads, "Pursuant to and in accordance with Article 2.13 of the Texas Business Corporation Act of the State of Texas the Company does hereby certify that, pursuant to the authority conferred on the Board of Directors by the Articles of Incorporation of the Corporation, and pursuant and in accordance with Article 2.13 of the Texas Business Corporation Act of the State of Texas, said Board of Directors, pursuant to unanimous written consent dated December 9, 2002, duly adopted a resolution providing for the authorization and issuance of 5,000,000 shares of Series A Convertible Preferred Stock, $0.01 par value per share (the Series A Preferred Stock)". At the annual shareholders meeting held on October 15, 2004, the shareholders approved an increase in the total number of authorized Series A convertible preferred shares with a $0.01 par value to 10,000,000. As of April 20, 2008 and 2007 there were 0 and 6,315,020 shares outstanding respectively.

Each share of Series A Preferred Stock outstanding shall at the sole election of the holder be converted into fully paid and non-assessable shares of Common Stock of the Corporation at a conversion rate of 10 shares of Common Stock for each share of Series A Preferred Stock (adjusted for reverse split of 1 for 100 effective March 10, 2008.) The holders of the issued and outstanding shares of Preferred Stock shall have the equivalent of 10 Common Stock votes for each share of Series A Preferred Stock. As a result of all outstanding preferred stock being converted into common stock as of April 20, 2008, there are no outstanding preferred shares.

During the quarter ended March 31, 2008 no shares of preferred stock were issued.

On March 10, 2008, the Company effected a 1 for 100 reverse stock split of its common stock. The Board of Directors' resolution included the following provision:

"RESOLVED, that no fractional shares or less than an even hundred round lot of common stock shall be issued as a result of the Reverse Split."

This provision has the effect of altering the ownership percentage of each shareholder. The outstanding number of common shares on March 10, 2008, was 257,295,087 which would convert to 2,572,951 shares of common stock, except that all shareholders are to receive even one hundred share lots. The rounding up of split shares to one hundred share lots resulted in an additional 478,433 shares of common stock being issued, with a fair value of $2,392,165 (March 11, 2008, opening trading value $5.00). The fair value of the extra common shares issued will be recognized as a charge to operations on March 10, 2008. The weighted average number of common shares outstanding reflected in the statements of operations and the loss per share have both been restated to reflect the reverse stock split.

NOTE 3 - Note Payable - GASROCK CAPITAL LLC

The Company entered into an advancing term credit agreement for $30,000,000 on April 13, 2006 through its subsidiary EnDevCo Eureka, LLC with GasRock Capital, LLC to fund the purchase of the Short Junction Field in Cleveland County Oklahoma. This agreement was increased to $50,000,000 on April 2, 2007. The interest rate is 12% and the loan terminates on April 13, 2010. The balance at March 31, 2008 was $13,620,135, net of debt discount of $164,313, and the Company paid interest of $411,464 during the quarter ended March 31, 2008. The Company has approximately $36,379,865 left to draw on this agreement. The Company's ability to draw down money under this agreement terminates on April 30, 2009. The note is secured by all of EnDevCo Eureka's assets and certain personal assets owned by Chris A. Dittmar.

NOTE 4 - Notes Payable - Long Term - Related Party

The Company has three long term notes payable totaling $1,813,224. All three notes accrue interest at the LIBOR monthly average coupon rate (3.11%) at March 31, 2008. The first two notes are in the amounts of $363,224 and $950,000 respectively and are due and payable December 31, 2009. The third note is in the amount of $500,000 and is due and payable June 30, 2009. The maker of this note consists of the following related parties managed by Campbell Evans: OCE Partners, LLC, and OCE Interests, LLC; and OCE Advisors, LLC, managed by Chris A. Dittmar. All notes are unsecured.

EnDevCo, Inc. and Subsidiaries
March 31, 2008

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

Upper Magdalena River Region, Colombia - On September 25, 2003, the Company purchased from Harvest Production Company, LLC an option to participate in the acquisition and processing of 101 kilometers of 2D seismic, and a continuing option to participate on a joint venture basis in wells to be drilled after the interpretation of that seismic on their Rio Magdalena Association Contract comprising 58,546 hectares (144,600 acres) situated in the Upper Magdalena River region of Colombia. On June 25, 2005 the Company acquired an option from Harvest Production Company, LLC to purchase 50% of Seller's interest in the assets covered by the September 25, 2003 option, proven undeveloped reserves in the block and Seller's proprietary data previously acquired over the lease acreage described above, in consideration of the Company securing financing for development. This option expires December 31, 2009.

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

EnDevCo, Inc. and Subsidiaries
March 31, 2008

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

The 12,000 acre fully unitized Field currently consists of 24 oil wells and 2 gas wells, 4 central collection and metering stages and 4 salt water disposal wells. The Field is currently producing 261 barrels of oil equivalent (BOE) per day comprised of 205 barrels of oil and 336 Mcf of gas which represents over a 300% production increase from April 13, 2006 to March 31, 2008.

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

EnDevCo, Inc. and Subsidiaries
March 31, 2008

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

THREE MONTHS ENDED MARCH 31, 2008 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2007

Line	Description	Three Months Ended March 31,		Differences	Percent
		2008	2007		Change

1	Revenues	$ 624,190	$ 390,425	$ 233,765	59.90%
2	Cost of Revenues	$ 255,577	$ 229,708	$ 25,869	11.30%
3	Costs and Expenses	$ 255,744	$ 317,910	$ (62,166)	(19.60)%
4	General and Administrative Expense	$ 52,910	$ 119,910	$(67,000)	(55.90)%
5	Salaries and Wages	$ 198,000	$ 198,000	--	0.00%
6	Shareholder Services	$ 4,834	--	$ 4,834	100.00%
7	Other Income and (Expenses)	$ (3,482,152)	$ (449,586)	$ 3,032,566	674,50%
8	Interest and Other Income	$ 25	$ 8,120	$ (8,095)	(99.70)%
9	Hedging Loss	$ (649,615)	$ (28,275)	$ 621,340	2197.50%
10	Shareholder Roundup Expense	$ (2,392,165)	--	$ 2,392,165	100.00%
11	Interest Expense	$ (440,397)	$ (429,431)	$ 10,966	2.60%

Analysis of Three Months Comparison

Line 1 - Revenue increased overall $233,765 during 2008. This is due to production from the Company's first side track horizontal well.

Line 2 - Costs of revenues increased overall $25,869 during 2008 due to more LOE because of reworking and repair on wells.

Line 3 - Total costs and expenses decreased overall $62,166 during 2008. The detail explaining this decrease is shown on lines 4 and 6 below.

Line 4 - This decrease of $67,000 is due to reduced consulting fees and engineering costs.

Line 6 - This increase is due to a timing difference.

Line 7 - Total other income and expenses increased overall by $3,032,566 in expenses during 2008. The detail explaining this increase is shown on lines 8 through 11 below.

Line 8 - No other income during 2008 and reduced interest earnings.

Line 9 - Hedging loss increased by $621,340 during 2008 due to increases in the price of oil.

Line 10 - Shareholder roundup expense is a one time charge for shares issued to shareholders following the reverse split of March 10, 2008 to round each shareholder's position to a full lot.

Line 11 - Interest expense increased by $10,966 during 2008 due to interest on the Short Junction Field.

EnDevCo, Inc. and Subsidiaries
March 31, 2008

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont)

LIQUIDITY AND CAPITAL RESOURCES
Sources and Uses of Cash	Three Months Ended March 31,
	2008	2007

Net cash provided by/(used in)
Operating activities	$ (282,819)	$ 166,342
Investing activities	35,667	(776,677)
Financing activities	246,225	(2,472)
Increase/(decrease) in cash and cash equivalents	$ (927)	$ (612,807)
	==========	=========
Cash and cash equivalents	$ 208	$ 451,187
	==========	=========

Cash Flow from Operating Activities

2008
Cash used by operating activities totaled $282,819 during 2008. Cash used by operating activities during 2007 was $166,342. Contributing to this increase was a net loss of $3,368,683, depletion of $114,594, hedging loss of $481,021, an increase in accounts receivable of $88,887, unbilled costs of $526,975, a revenue payable increase of $164,408, an accounts payable increase of $197,813, an increase in accrued liabilities of $303,158, an increase in taxes payable of $4,054 and an increase in payable to related party.

2007
Cash provided by operating activities totaled $166,342 during 2007. Cash provided by operating activities during 2006 was $238,929. Contributing to this increase was $30,809 in amortization of loan fees, depletion of $93,348, hedging activity of $40,154, a $20,376 decrease in accounts receivable, a $8,200 increase in prepaid expenses, a $377,094 increase in accounts payable, a $24,643 increase in accrued interest, a $198,000 increase in accrued salaries and a $7,112 decrease in revenues payable and a $4,009 increase in taxes payable.

Cash Flow from Investing Activities

2008
The Company purchased oil and gas property during 2008 in the amount of $35,667 for the Short Junction Field.

2007
The Company purchased oil and gas property during 2007 in the amount of $776,677 for the Short Junction Field.

EnDevCo, Inc. and Subsidiaries
March 31, 2008

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont)

LIQUIDITY AND CAPITAL RESOURCES (cont)

Cash Flow from Financing Activities

2008
The Company increased its note payable for the Short Junction project by $246,225.

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
March 31, 2008

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Legal Proceedings for the Quarter Ended March 31, 2008:

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
March 31, 2008

ITEM 2. CHANGES IN SECURITIES
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS AND REPORTS ON FORM 8 -K

(a) Exhibits

31.1 Certification by CEO and CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.2 Certification by CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

The following table details the events reported in Fiscal 2008 by the Company on Form 8-K. Each filing is incorporated herein by reference.

Filing Date	Description
03/12/2008	Item 3.03 - Material Modifications to Rights of Security Holders. 1 for 100 reverse split effective 03/10/2008
03/12/2008	Item 3.03 - Amendments to Articles of Incorporation. 1 for 100 reverse split effective 03/10/2008

EnDevCo, Inc. and Subsidiaries
March 31, 2008

In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 15, 2008.

ENDEVCO, INC.

CHRIS A. DITTMAR
CHRIS A. DITTMAR
CHIEF EXECUTIVE OFFICER AND DIRECTOR

RICHARD G. BOYCE
RICHARD G. BOYCE
CHIEF OPERATING OFFICER AND DIRECTOR

JOSEPH LESSARD
JOSEPH LESSARD
CHIEF FINANCIAL OFFICER

JOHN A. BRUSH
JOHN A. BRUSH
NON-EXECUTIVE DIRECTOR

FREDERICK CEDOZ
FREDERICK CEDOZ
NON-EXECUTIVE DIRECTOR

CHARLES R. CLOSE
CHARLES R. CLOSE
NON-EXECUTIVE DIRECTOR

EnDevCo, Inc. and Subsidiaries
March 31, 2008

EXHIBIT 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO RULE 13A-14(A) OR 15D-14(A) UNDER THE SECURITIES EXCHANGE ACT OF 1934

In connection with the Quarterly Report of EnDevCo, Inc. (the "Company") on Form 10Q (the "Report") for the quarter ended March 31, 2008 (the "Reporting Period"), as filed with the Securities Exchange Commission on the date hereof under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the undersigned, Chris A. Dittmar, Chief Executive Officer of the Company, certifies pursuant to Rule 13a-14(a) or 15d-14(a) under the Exchange Act that:

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
May 15, 2008

EnDevCo, Inc. and Subsidiaries
March 31, 2008

EXHIBIT 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO RULE 13A-14(A) OR 15D-14(A) UNDER THE SECURITIES EXCHANGE ACT OF 1934

In connection with the Quarterly Report of EnDevCo, Inc. (the "Company") on Form 10Q (the "Report") for the quarter ended March 31, 2008 (the "Reporting Period"), as filed with the Securities Exchange Commission on the date hereof under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the undersigned, Joseph Lessard, Chief Financial Officer of the Company, certifies pursuant to Rule 13a-14(a) or 15d-14(a) under the Exchange Act that:

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

JOSEPH LESSARD
JOSEPH LESSARD
CHIEF FINANCIAL OFFICER
May 15, 2008

EnDevCo, Inc. and Subsidiaries
March 31, 2008

EXHIBIT 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO RULE 13A-14(B) OR 15D-14(A) UNDER THE SECURITIES EXCHANGE ACT OF 1934 AND SECTION 1350 OF CHAPTER 63 OF TITLE 18 OF THE UNITED STATES CODE

In connection with the Quarterly Report of EnDevCo, Inc. (the "Company") on Form 10Q (the "Report") for the quarter ended March 31, 2008, as filed with the Securities Exchange Commission on the date hereof under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the undersigned, Chris A. Dittmar, Chief Executive Officer, certifies pursuant to Rule 13a-14(b) or 15d-14(a) under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code, that:

1.   The Report fully complies with the requirements of Section 13(a) or 15(d) of the Exchange Act; and

2.   The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the date and for the periods reported therein.

CHRIS A. DITTMAR
CHRIS A. DITTMAR
CHIEF EXECUTIVE OFFICER
May 15, 2008

EnDevCo, Inc. and Subsidiaries
March 31, 2008

EXHIBIT 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO RULE 13A-14(B) OR 15D-14(A) UNDER THE SECURITIES EXCHANGE ACT OF 1934 AND SECTION 1350 OF CHAPTER 63 OF TITLE 18 OF THE UNITED STATES CODE

In connection with the Quarterly Report of EnDevCo, Inc. (the "Company") on Form 10Q (the "Report") for the quarter ended March 31, 2008, as filed with the Securities Exchange Commission on the date hereof under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the undersigned, Joseph Lessard, Chief Financial Officer of the Company, certifies pursuant to Rule 13a-14(b) or 15d-14(a) under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code, that:

1.   The Report fully complies with the requirements of Section 13(a) or 15(d) of the Exchange Act; and

2.   The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the date and for the periods reported therein.

JOSEPH LESSARD
JOSEPH LESSARD
CHIEF FINANCIAL OFFICER
May 15, 2008