Form 10-Q/A
period 2008-03-31
ENDEVCO INC
filed 2008-05-16
CIK 355300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q/A

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EnDevCo, Inc. and Subsidiaries
Consolidated Balance Sheets
March 31, 2008 Compared to December 31, 2007

	03/31/2008	12/31/2007
	(Unaudited)
ASSETS (Unaudited)
Current Assets
Cash	$ 208	$ 1,135
Accounts receivable	278,271	131,662
Accounts receivable - Joint	18,233	27,715
Accounts receivable - Other	28,126	71,393
Prepaid expense	3,687	3,687
Total Current Assets	328,525	235,592

Property and Equipment
Oil and gas properties and equipment under full cost method	19,592,274	19,592,274
Less accumulated depreciation depletion and amortization	(954,834)	(840,240)
Net Property and Equipment	18,637,440	18,752,034
Total Assets	$ 18,965,965	$ 18,987,626
	==========	==========

LIABILITIES
Current Liabilities
Accounts payable	$ 3,445,683	$ 3,374,556
Cash overdraft	--	27,538
Accrued liabilities	2,704,085	2,370,013
Hedging liability	1,952,355	1,471,334
Revenue payable	49,630	31,435
Taxes payable	262,486	258,432
Payable to related party	291,066	20,548
Total Current Liabilities	8,705,305	7,553,856

Long-Term Liabilities
Notes payable	13,440,439	13,373,910
Note payable - related party	1,813,224	1,813,224
Total Long-Term Liabilities	15,253,663	15,187,134
Total Liabilities	23,958,968	22,740,990

Minority Interest	3,000,000	3,000,000

STOCKHOLDERS' DEFICIT
Preferred Stock
10,000,000 shares authorized, $0.01 par value,
0 shares outstanding March 31, 2008 and
6,870,070 shares outstanding December 31, 2007	--	68,701
Common Stock
500,000,000 shares authorized, without par value
71,752,094 shares outstanding March 31, 2008 and
2,572,951 shares outstanding December 31, 2007	40,934,958	38,474,092
Additional Paid in Capital	6,801,370	6,801,370
Retained Deficit	(55,729,331)	(52,097,527)
Total Stockholders' Deficit	(7,993,003)	(6,753,364)
Total Liabilities, Minority Interest and Stockholders' Deficit	$ 18,965,965	$ 18,987,626
	==========	===========

The accompanying notes are integral part of the consolidated financial statements.

EnDevCo, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Three Months Ended March 31, 2008 and 2007
(Unaudited)

	For the Three Months Ended
	March 31,
	2008	2007
Revenues
Oil Sales	$ 492,170	$ 333,480
Gas Sales	70,539	52,787
Pipeline Transmission	3,126	4,158
Total Revenues	565,835	390,425

Cost of Revenues
Lease Operating Cost	249,971	108,756
Production Taxes	40,489	27,604
Depletion	114,594	93,348
Total Cost of Revenues	405,054	229,708
Gross Profit	160,781	160,717

Costs and Expenses
General and administrative	76,790	119,910
Salaries and wages	198,000	198,000
Shareholder services	4,834	--
Total Costs and Expenses	279,624	317,910
Net Income (Loss) from Operations	$ (118,843)	$ (157,193)

Other Income and (Expenses)
Interest and other income	25	8,120
Hedging loss	(649,615)	(28,275)
Shareholder roundup expense	(2,392,165)	--
Interest expense	(471,206)	(429,431)
Total Other Income(Expenses)	$ (3,512,961)	$ (449,586)
Net Loss	$ (3,631,804)	$ (606,779)
	==========	==========

Basic and Diluted Loss Per Common Share	$ (0.18)	$ (0.24)
Weighted average number of common
shares used in basic and diluted
loss per share calculations	19,867,737	2,492,831
	==========	==========

EnDevCo, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,
	(Unaudited)
	2008	2007
Cash Flows from Operating Activities

Net (Loss) Income	$ (3,631,804)	$ (606,779)
Adjustments to Reconcile Net Loss to Net Cash
Provided by operating activities:
Amortization of loan fees		30,809
Issuance of stock for shareholder roundup	2,392,165	--
Depletion	114,594	93,348
Hedging activity	481,021	40,154

Changes in assets and liabilities:
Accounts receivable	(146,609)	20,376
Accounts receivable - joint interests	9,482	--
Accounts receivable - other	43,267	--
Prepaid expenses	--	(8,200)
Revenue payable	18,195	(7,112)
Accounts payable	71,127	377,094
Cash overdraft	(27,538)	--
Accrued liabilities	334,072	222,643
Taxes payable	4,054	4,009
Payable to related party	270,518	--
Net Cash Provided (Used by) by Operating Activities	(67,456)	166,342

Cash Flows from Investing Activities:
Purchase oil and gas property	--	(776,677)
Net cash Provided (Used) by Investing Activities	--	(776,677)

Cash Flows from Financing Activities:
Increase (decrease) in notes payable	66,529	(2,472)
Net Cash Provided (Used) by Financing Activities	66,529	(2,472)
Net Change in Cash	(927)	(612,807)

Cash and cash equivalents
Cash Balance, Begin Period	1,135	1,063,994
Cash Balance, End Period	$ 208	$ 451,187
	=========	==========
Supplemental Disclosures:
Cash paid for Interest	329,552	362,013
Stock issued for services	--	--

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

NOTE 3 - Note Payable - GASROCK CAPITAL LLC

The Company entered into an advancing term credit agreement for $30,000,000 on April 13, 2006 through its subsidiary EnDevCo Eureka, LLC with GasRock Capital, LLC to fund the purchase of the Short Junction Field in Cleveland County Oklahoma. This agreement was increased to $50,000,000 on April 2, 2007. The interest rate is 12% and the loan terminates on April 13, 2010. The balance at March 31, 2008 was $13,486,631, net of debt discount of $164,313, and the Company paid interest of $411,464 during the quarter ended March 31, 2008. The Company has approximately $36,513,369 left to draw on this agreement. The Company's ability to draw down money under this agreement terminates on April 30, 2009. The note is secured by all of EnDevCo Eureka's assets and certain personal assets owned by Chris A. Dittmar.

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

THREE MONTHS ENDED MARCH 31, 2008 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2007

Line	Description	Three Months Ended March 31,		Differences	Percent
		2008	2007		Change

1	Revenues	$ 565,835	$ 390,425	$ 175,410	44.90%
2	Cost of Revenues	$ 405,054	$ 229,708	$ 175,346	76.30%
3	Costs and Expenses	$ 279,624	$ 317,910	$ (38,286)	(12.00)%
4	General and Administrative Expense	$ 76,790	$ 119,910	$(43,120)	(36.00)%
5	Salaries and Wages	$ 198,000	$ 198,000	--	0.00%
6	Shareholder Services	$ 4,834	--	$ 4,834	100.00%
7	Other Income and (Expenses)	$ (3,512,961)	$ (449,586)	$ 3,063,375	681.40%
8	Interest and Other Income	$ 25	$ 8,120	$ (8,095)	(99.70)%
9	Hedging Loss	$ (649,615)	$ (28,275)	$ 621,340	2197.50%
10	Shareholder roundup expense	$ (2,392,165)	--	2,392,165	100.00%
11	Interest Expense	$ (471,206)	$ (429,431)	$ 41,775	9.70%

Analysis of Three Months Comparison

Line 1 - Revenue increased overall $175,410 during 2008. This is due to production from the Company's first side track horizontal well.

Line 2 - Costs of revenues increased overall $175,346 during 2008 due to more LOE because of reworking and repair on wells.

Line 3 - Total costs and expenses decreased overall $38,286 during 2008. The detail explaining this decrease is shown on lines 4 and 6 below.

Line 4 - This decrease of $43,120 is due to reduced consulting fees and engineering costs.

Line 6 - This is due to a timing difference.

Line 7 - Total other income and expenses increased overall by $671,210 in expenses during 2008. The detail explaining this increase is shown on lines 8 through 11 below.

Line 8 - No other income during 2008 and reduced interest earnings.

Line 9 - Hedging loss increased by $621,340 during 2008 due to increases in the price of oil.

Line 10 - This increase of $2,392,165 is due to a one time charge for shares issued to shareholders following the reverse split of March 10, 2008 to round up each shareholder's position to a full lot.

Line 11 - Interest expense increased by $41,775 during 2008 due to interest on the Short Junction Field.

EnDevCo, Inc. and Subsidiaries
March 31, 2008

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont)

LIQUIDITY AND CAPITAL RESOURCES
Sources and Uses of Cash	Three Months Ended March 31,
	2008	2007

Net cash provided by/(used in)
Operating activities	$ (67,456)	$ 166,342
Investing activities	--	(776,677)
Financing activities	66,529	(2,472)
Increase/(decrease) in cash and cash equivalents	$ (927)	$ (612,807)
	==========	=========
Cash and cash equivalents	$ 208	$ 451,187
	==========	=========

Cash Flow from Operating Activities

2008
Cash used by operating activities totaled $67,456 during 2008. Cash used by operating activities during 2007 was $166,342. Contributing to this increase was a net loss of $3,631,804, one time shareholder roundup expense of $2,392,165 due to reverse split effective March 10, 2008, depletion of $114,594, hedging loss of $481,021, an increase in accounts receivable of $93,860, a revenue payable increase of $18,195, an accounts payable increase of $71,127, an increase in accrued liabilities of $334,072, an increase in taxes payable of $4,054 and an increase in payable to related party of $270,518.

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

Cash Flow from Investing Activities

2008
The Company made no investments in the 1st quarter of 2008.

2007
The Company purchased oil and gas property during 2007 in the amount of $776,677 for the Short Junction Field.

EnDevCo, Inc. and Subsidiaries
March 31, 2008

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont)

LIQUIDITY AND CAPITAL RESOURCES (cont)

Cash Flow from Financing Activities

2008
The Company increased its note payable for the Short Junction project by $66,529.

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

EnDevCo, Inc. and Subsidiaries
March 31, 2008

In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 16, 2008.

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
May 16, 2008

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
May 16, 2008

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
May 16, 2008

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
May 16, 2008