Form 10-Q
period 2008-06-30
ENDEVCO INC
filed 2008-08-19
CIK 355300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ]No[ ].

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ].

The number of shares outstanding of the registrant's common stock as of June 30, 2008 was 71,760,853.

ENDEVCO, INC. AND SUBSIDIARIES
TABLE OF CONTENTS
JUNE 30, 2008

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements
Consolidated Balance Sheets - June 30, 2008 (Unaudited) and December 31, 2007	3
Consolidated Statements of Operations (Unaudited) - Three and Six Months Ended June 30, 2008 and 2007	4
Consolidated Statements of Cash Flows (Unaudited) - Six Months Ended June 30, 2008 and 2007	5
Notes to Consolidated Financial Statements (Unaudited)	6-8

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	9-15

ITEM 3. Controls and Procedures	15

PART II - OTHER INFORMATION

ITEM 1 through ITEM 6	16

SIGNATURES AND CERTIFICATIONS	17-23

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EnDevCo, Inc. and Subsidiaries
Consolidated Balance Sheets
June 30, 2008 Compared to December 31, 2007

	06/30/2008	12/31/2007
	(Unaudited)
ASSETS
Current Assets
Cash	$ 977	$ 1,135
Accounts receivable	288,758	131,662
Accounts receivable - Joint	17,778	27,715
Accounts receivable - Other	--	71,393
Prepaid expense	2,323	3,687
Total Current Assets	309,836	235,592

Property and Equipment
Oil and gas properties and equipment under full cost method	24,936,893	19,592,274
Less accumulated depreciation depletion and amortization	(1,069,429)	(840,240)
Net Property and Equipment	23,867,464	18,752,034
Total Assets	$ 24,177,300	$ 18,987,626
	==========	==========

LIABILITIES
Current Liabilities
Accounts payable	$ 7,587,398	$ 3,374,556
Cash overdraft	967	27,538
Accrued liabilities	2,234,981	2,015,886
Hedging liability	5,222,860	1,471,334
Revenue payable	67,610	31,435
Taxes payable	266,540	258,432
Payable to related party	2,655,041	374,675
Total Current Liabilities	18,035,397	7,553,856

Long-Term Liabilities
Notes payable	13,584,957	13,373,910
Note payable - related party	1,813,224	1,813,224
Total Long-Term Liabilities	15,398,181	15,187,134
Total Liabilities	33,433,579	22,740,990

Minority Interest	3,000,000	3,000,000

STOCKHOLDERS' DEFICIT
Preferred Stock
10,000,000 shares authorized, $0.01 par value,
0 shares outstanding June 30, 2008 and
6,870,070 shares outstanding December 31, 2007	--	68,701
Common Stock
500,000,000 shares authorized, without par value
71,760,853 shares outstanding June 30, 2008 and
2,572,951 shares outstanding December 31, 2007	40,978,753	38,474,092
Additional Paid in Capital	6,801,370	6,801,370
Retained Deficit	(60,036,401)	(52,097,527)
Total Stockholders' Deficit	(12,256,279)	(6,753,364)
Total Liabilities, Minority Interest and Stockholders' Deficit	$ 24,177,300	$ 18,987,626
	==========	===========

The accompanying notes are integral part of the consolidated financial statements.

EnDevCo, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2008 and 2007
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues
Oil Sales	$ 1,086,753	$ 392,298	$ 1,578,923	$ 725,778
Gas Sales	39,847	76,749	110,386	129,536
Pipeline Transmission	1,834	3,266	4,960	7,424
Total Revenues	1,128,434	472,313	1,694,269	862,738

Cost of Revenues
Lease Operating Cost	203,533	401,930	453,504	510,686
Production Taxes	80,992	36,385	121,481	63,989
Depletion	114,595	184,583	229,189	277,931
Total Cost of Revenues	399,120	622,898	804,174	852,606
Gross Profit	729,314	(150,585)	890,095	10,132

Costs and Expenses
General and administrative	339,707	315,059	416,497	439,969
Salaries and wages	198,000	198,000	396,000	396,000
Shareholder services	25,541	--	30,375	--
Total Costs and Expenses	563,248	513,059	842,872	830,969
Net Income (Loss) from Operations	$ 166,066	$ (663,644)	$ 47,223	$ (820,837)

Other Income and (Expenses)
Interest and other income	200,000	10,033	200,025	18,153
Hedging income (loss)	(3,683,816)	(338,699)	(4,333,431)	(366,974)
Shareholder roundup expense	(43,795)	--	(2,435,960)	--
Interest expense	(945,525)	(475,099)	(1,416,731)	(904,530)
Total Other Income(Expenses)	$ (4,473,136)	$ (803,765)	$ (7,986,097)	$ (1,253,351)
Net Loss	$ (4,307,070)	$ (1,467,409)	$ (7,938,874)	$ (2,074,188)
	==========	==========	==========	==========
Basic and Diluted Loss Per Common Share	$ (0.06)	$ (0.58)	$ (0.19)	$ (0.83)

Weighted average number of common
shares used in basic and diluted
loss per share calculations	71,756,474	2,515,331	42,106,392	2,501,402
	==========	==========	==========	==========
The accompanying notes are integral part of the consolidated financial statements.

EnDevCo, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,
	(Unaudited)
	2008	2007
Cash Flows from Operating Activities

Net Loss	$ (7,938,874)	$ (2,074,188)
Adjustments to Reconcile Net Loss to Net Cash
Provided by operating activities:
Amortization of loan fees	61,618	--
Issuance of Stock for Consulting	--	140,000
Issuance of stock for shareholder roundup	2,435,960	--
Depletion	229,189	277,931
Hedging activity	3,751,526	378,854

Changes in assets and liabilities:
Accounts receivable	(157,096)	11,611
Accounts receivable - joint interests	9,937	(4,100)
Accounts receivable - other	71,392	(20,000)
Cash overdraft	(26,571)	--
Prepaid expenses	1,364	(1,364)
Revenue payable	36,175	(28,500)
Accounts payable	--	45,841
Accrued liabilities	219,095	509,084
Taxes payable	8,108	8,064
Payable to related party	1,012,182	--
Net Cash Provided (Used by) by Operating Activities	(285,995)	(756,767)

Cash Flows from Investing Activities:
Purchase oil and gas property	(5,660,529)	--
Liabilities related to oil and gas property acquisitions
Accounts payable	4,528,752	--
Payable to related party	1,131,777	(1,070,109)
Net cash Used by Investing Activities	--	(1,070,109)

Cash Flows from Financing Activities:
Notes payable advances	1,995,556	1,660,008
Notes payable payments	(1,709,719)	--
Net Cash Provided (Used) by Financing Activities	285,837	1,660,008
Net Change in Cash	(158)	(166,868)

Cash and cash equivalents
Cash Balance, Begin Period	1,135	1,063,994
Cash Balance, End Period	$ 977	$ 897,126
	==========	==========
Supplemental Disclosures:
Cash paid for Interest	801,925	687,587
Stock issued for services	--	140,000

The accompanying notes are integral part of the consolidated financial statements.

EnDevCo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2008

NOTE 1 - Summary of Significant Accounting Policies

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information from the Company's financial statements for the year ended December 31, 2007 included on the Company's Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

Basis of Presentation -- EnDevCo, Inc. was originally incorporated under the laws of the State of Texas on November 7, 1980 as Roberts Oil and Gas, Inc. On September 30, 2003, the Company filed a Restated Articles of Incorporation with the Secretary of State of the State of Texas to change its name to EnDevCo, Inc.

Principles of Consolidation -- The consolidated financial statements include the accounts of EnDevCo, Inc. and its subsidiaries, EnDevCo Eureka LLC, Superior Stock Transfer, Inc., EnDevCo Minerals, Inc., EnDevCo Refining Corporation, Africa Energy Group, Inc., Ouachita Gas Company, EnDevCo Colombia S.A. (the Company) and EnDevCo Eureka del Peru S.A.C. All material inter-company balances and transactions have been eliminated in consolidation. All subsidiaries except EnDevCo Eureka LLC and Superior Stock Transfer, Inc. (the Company's transfer agent) were inactive at December 31, 2007.

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

Depletion expense for the six months ending June 30, 2008 was $229,189. Depletion expense for the six months ending June 30, 2007 was $277,931.

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
June 30, 2008

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

During the quarter ended June 30, 2008 no shares of preferred stock were issued.

On March 10, 2008, the Company effected a 1 for 100 reverse stock split of its common stock. The Board of Directors' resolution included the following provision:

"RESOLVED, that no fractional shares or less than an even hundred round lot of common stock shall be issued as a result of the Reverse Split".

This provision had the effect of altering the ownership percentage of each shareholder. The outstanding number of common shares on March 10, 2008, was 257,295,087 which would convert to 2,572,951 shares of common stock, except that all shareholders were to receive even one hundred share lots. The rounding up of split shares to one hundred share lots resulted in an additional 487,192 shares of common stock being issued, with a fair value of $2,435,960 (March 11, 2008, opening trading value $5.00). The fair value of the extra common shares issued has been recognized as a current period expense. The weighted average number of common shares outstanding reflected in the statements of operations and the loss per share have both been restated to reflect the reverse stock split.

NOTE 3 - Note Payable - GASROCK CAPITAL LLC

The Company entered into an advancing term credit agreement for $30,000,000 on April 13, 2006 through its subsidiary EnDevCo Eureka, LLC with GasRock Capital, LLC to fund the purchase of the Short Junction Field in Cleveland County Oklahoma. This agreement was increased to $50,000,000 on April 2, 2007. The interest rate is 15% and the loan terminates on April 13, 2010. The balance at June 30, 2008 was $13,687,652, net of debt discount of $102,695, and the Company paid interest of $506,361 during the quarter ended June 30, 2008. The Company has approximately $36,312,348 left to draw on this agreement. The Company's ability to draw down money under this agreement terminates on April 30, 2009. The note is secured by all of EnDevCo Eureka's assets and certain personal assets owned by Chris A. Dittmar.

NOTE 4 - Accounts Payable, Payable to Related Party

On June 5, 2007, EnDevCo entered into a farm-out agreement with an effective date of September 5, 2007, with Alliance Energy Corporation (AEC), a related party, whereby AEC paid all costs to drill an initial well (the WSJU #109StH, which is in production at the time of filing this report) and up to three future development wells. On June 30, 2008, the parties agreed to terminate the farm-out agreement thereby cancelling AEC's right to drill three future wells and transferring 100 percent ownership of the WSJU #109StH well to EnDevCo effective March 1, 2008. In consideration, EnDevCo agreed to assume approximately $5.7 million in liabilities resulting from the drilling of the WSJU #109StH well, pending a full audit of the well costs.

NOTE 5 - Notes Payable - Long Term - Related Party

The Company has three long term notes payable totaling $1,813,224. All three notes accrue interest at the LIBOR monthly average coupon rate (2.46%) at June 30, 2008. The first two notes are in the amounts of $363,224 and $950,000 respectively and are due and payable December 31, 2009. The third note is in the amount of $500,000 and is due and payable June 30, 2009. The maker of this note consists of the following related parties managed by Campbell Evans: OCE Partners, LLC, and OCE Interests, LLC; and OCE Advisors, LLC, managed by Chris A. Dittmar. All notes are unsecured.

NOTE 6 - Going Concern

The Company has reported operating losses aggregating $7,428,317 for the two (2) year period ended December 31, 2007 and an additional $7,938,874 of loss was recognized for the six monthe period ended June 30, 2008. At June 30, 2008, the consolidated balance sheet reported a working capital deficit of $17,726,000. The Company must raise significant amounts of cash to pay its current liabilities and to provide investment funds to continue development of its oil and gas leases. There can be no assurance the Company's management will be able to secure funding.

EnDevCo, Inc. and Subsidiaries
June 30, 2008

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
June 30, 2008

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

The 12,000 acre fully unitized Field currently consists of 24 oil wells and 2 gas wells, 4 central collection and metering stages and 4 salt water disposal wells. The Field is currently producing 261 barrels of oil equivalent (BOE) per day comprised of 205 barrels of oil and 336 Mcf of gas which represents over a 300% production increase from April 13, 2006 to June 30, 2008.

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
June 30, 2008

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

SIX MONTHS ENDED JUNE 30, 2008 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2007

Line	Description	Six Months Ended June 30,		Differences	Percent
		2008	2007		Change

1	Revenues	$ 1,694,269	$ 862,738	$ 831,531	96.38%
2	Cost of Revenues	$ 804,174	$ 852,606	$ (48,432)	-5.68%
3	Costs and Expenses	$ 842,872	$ 830,969	$ 11,903	1.43%
4	General and Administrative Expense	$ 416,497	$ 434,969	$(18,472)	-4.25%
5	Salaries and Wages	$ 396,000	$ 396,000	--	0.00%
6	Shareholder Services	$ 30,375	--	$ 30,375
7	Other Income and (Expenses)	$ (7,986,097)	$ (1,253,351)	$ (6,732,746)	537.18%
8	Interest and Other Income	$ 200,025	$ 18,153	$ 181,872	1001.88%
9	Hedging Loss	$ (4,333,431)	$ (366,974)	$ (3,966,457)	1080.86%
10	Interest Expense	$ (1,416,713)	$ (904,530)	$ (512,201)	56.63%
11	Round-up Shares	$ (2,435,960)	--	$ (2,435,960)

Analysis of Six Months Comparison

Line 1 - Revenue increased overall $831,531 during 2008. This is due to production from the Company's first side track horizontal well.

Line 2 - Costs of revenues decreased overall $48,432 during 2008 due to lower LOE as a result of the Company's shift in focus away reworking the existing Short Junction vertical wells.

Line 3 - Total costs and expenses increased overall $11,903 during 2008. The detail explaining this decrease is shown on lines 4 and 6 below.

Line 4 - This decrease of $18,472 is due to reduced consulting fees and engineering costs.

Line 6 - This is due to a timing difference.

Line 7 - Total other income and expenses increased overall by $6,732,746 in expenses during 2008. The detail explaining this increase is shown on lines 8 through 11 below.

Line 8 - There was other income of $200,000 due to the reduction of accrued interest as a result of the settlement of the Basic Energy Services lawsuit.

Line 9 - The acquisition financing for the Short Junction field required that certain hedges be put in place during the term of the loan. These hedges are marked to market every reporting period, the outcome of which resulted in increased losses of $3,966,457 during 2008 due to the sharp increase in the price of oil.

Line 10 - Interest expense increased by $512,201 during 2008 due to interest on the Short Junction Field.

Line 11 - A one time charge of $2,435,960 was taken for shares issued to shareholders following the reverse split of March 10, 2008 to round up each shareholder's position to a full lot.

EnDevCo, Inc. and Subsidiaries
June 30, 2008

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont)

THREE MONTHS ENDED JUNE 30, 2008 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2007

Line	Description	Three Months Ended June 30,		Differences	Percent
		2008	2007		Change

1	Revenues	$ 1,128,434	$ 472,313	$ 656,121	138.92%
2	Cost of Revenues	$ 399,120	$ 622,898	$ (223,778)	-35.93%
3	Costs and Expenses	$ 563,248	$ 513,059	$ 50,189	9.78%
4	General and Administrative Expense	$ 339,707	$ 315,059	$ 24,648	7.82%
5	Salaries and Wages	$ 198,000	$ 198,000	--	0.00%
6	Shareholder Services	$ 25,541	--	$ 25,541
7	Other Income and (Expenses)	$ (4,473,136)	$ (803,765)	$ (3,669,371)	456.52%
8	Interest and Other Income	$ 200,000	$ 10,033	$ 189,967	1893.42%
9	Hedging Loss	$ (3,683,816)	$ (338,669)	$ (3,345,117)	987.64%
10	Interest Expense	$ (945,525)	$ (475,099)	$ (470,426)	99.02%
11	Shareholder roundup expense	$ (43,795)	--	$ (43,795)

Analysis of Three Months Comparison

Line 1 - Revenue increased overall $656,121 during 2008. This is due to production from the Company's first side track horizontal well.

Line 2 - Costs of revenues decreased overall $223,778 during 2008 due to lower LOE as a result of the Company's shift in focus away reworking the existing Short Junction vertical wells.

Line 3 - Total costs and expenses increased overall $50,189 during 2008. The detail explaining this decrease is shown on lines 4 and 6 below.

Line 4 - This increase of $24,648 is due to professional fees.

Line 6 - This is due to a timing difference.

Line 7 - Total other income and expenses increased overall by $3,669,371 in expenses during 2008. The detail explaining this increase is shown on lines 8 through 11 below.

Line 8 - There was other income of $200,000 due to the reduction of accrued interest as a result of the settlement of the Basic Energy Services lawsuit.

Line 9 - The acquisition financing for the Short Junction field required that certain hedges be put in place during the term of the loan. These hedges are marked to market every reporting period, the outcome of which resulted in increased losses of $3,345,117 during 2008 due to the sharp increase in the price of oil.

Line 10 - Interest expense increased by $470,426 during 2008 due to interest on the Short Junction Field.

Line 11 - A one time charge of $43,795 was taken for shares issued to shareholders following the reverse split of March 10, 2008 to round up each shareholder's position to a full lot.

EnDevCo, Inc. and Subsidiaries
June 30, 2008

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont)

LIQUIDITY AND CAPITAL RESOURCES
Sources and Uses of Cash	Six Months Ended June 30,
	2008	2007

Net cash provided by/(used in)
Operating activities	$ (285,995)	$ (756,767)
Investing activities	--	(1,070,109)
Financing activities	285,837	1,660,008
Increase/(decrease) in cash and cash equivalents	$ (158)	$ (166,868)
	==========	==========
Cash and cash equivalents	$ 977	$ 897,126
	==========	==========

Cash Flow from Operating Activities

2008
Cash used by operating activities totaled $285,995 during 2008. Cash used by operating activities during 2007 was $756,767. Contributing to this difference was an increase in accounts receivable of $75,767, a cash overdraft decrease of $26,571, a prepaid expense decrease of $1,364, a revenue payable increase of $36,175, an increase in accrued liabilities of $219,095 and an increase in payable to related party of $1,012,182 due to the termination of the farm-out agreement with AEC.

2007
Cash used by operating activities totaled $756,767 during 2007. Contributing to this decrease was $140,000 in consulting fees paid for in common stock, depletion of $277,931, a $12,489 decrease in accounts receivable, a $1,364 increase in prepaid expenses, a $28,500 decrease in revenue payable, a $45,841 increase in accounts payable, a $8,064 increase in taxes payable, a $53,188 increase in accrued interest, a $396,000 increase in accrued salaries and a $59,896 increase in accrued expenses.

Cash Flow from Investing Activities

2008
As a result of the termination of the farm-out agreement with AEC, the Company acquired oil and gas property during 2008 in the amount of $5,660,529 and assumed liabilities of $5,660,529 for the WSJU #109StH well and the Short Junction Field.

2007
The Company purchased oil and gas property during 2007 in the amount of $1,070,109 for the Short Junction Field.

EnDevCo, Inc. and Subsidiaries
June 30, 2008

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont)

LIQUIDITY AND CAPITAL RESOURCES (cont)

Cash Flow from Financing Activities

2008
The Company increased its note payable for the Short Junction project by $285,837.

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
June 30, 2008

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Legal Proceedings for the Quarter ended June 30, 2008:

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

Basic Energy Services has filed a breach of contract case claiming EnDevCo Eureka, LLC (the Defendant) has not paid for goods and services that are in dispute between the parties. Following a review of all disputed invoices, the Company signed a settlement agreement on July 07, 2008 with the Plaintiff.

As of May 15, 2008, the law firm of Phillips & Akers, P.C. ("A&P") and J. John Hager, are the attorneys of record for the Company in a case styled: Cause No: CIV-08-0395-HE; KAL Drilling Inc. v. EnDevCo Eureka, LLC. et al.

KAL Drilling has filed a breach of contract case claiming EnDevCo Eureka, LLC (the Defendant) has not paid for goods and services that are in dispute between the parties. The Company has denied all of Plaintiff's allegations and filed a counterclaim against the Plaintiff on May 15, 2008 for breach of contract, misrepresentations, fraud, negligence and gross negligence.

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
June 30, 2008

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
ITEM 6. EXHIBITS AND REPORTS ON FORM 8 -K

(a) Exhibits

31.1 Certification by CEO and CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.2 Certification by CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

None.

EnDevCo, Inc. and Subsidiaries
June 30, 2008

In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 19, 2008.

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
June 30, 2008

EXHIBIT 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO RULE 13A-14(A) OR 15D-14(A) UNDER THE SECURITIES EXCHANGE ACT OF 1934

In connection with the Quarterly Report of EnDevCo, Inc. (the "Company") on Form 10Q (the "Report") for the quarter ended June 30, 2008 (the "Reporting Period"), as filed with the Securities Exchange Commission on the date hereof under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the undersigned, Chris A. Dittmar, Chief Executive Officer of the Company, certifies pursuant to Rule 13a-14(a) or 15d-14(a) under the Exchange Act that:

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
August 19, 2008

EnDevCo, Inc. and Subsidiaries
June 30, 2008

EXHIBIT 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO RULE 13A-14(A) OR 15D-14(A) UNDER THE SECURITIES EXCHANGE ACT OF 1934

In connection with the Quarterly Report of EnDevCo, Inc. (the "Company") on Form 10Q (the "Report") for the quarter ended June 30, 2008 (the "Reporting Period"), as filed with the Securities Exchange Commission on the date hereof under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the undersigned, Joseph Lessard, Chief Financial Officer of the Company, certifies pursuant to Rule 13a-14(a) or 15d-14(a) under the Exchange Act that:

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
August 19, 2008

EnDevCo, Inc. and Subsidiaries
June 30, 2008

EXHIBIT 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO RULE 13A-14(B) OR 15D-14(A) UNDER THE SECURITIES EXCHANGE ACT OF 1934 AND SECTION 1350 OF CHAPTER 63 OF TITLE 18 OF THE UNITED STATES CODE

In connection with the Quarterly Report of EnDevCo, Inc. (the "Company") on Form 10Q (the "Report") for the quarter ended June 30, 2008, as filed with the Securities Exchange Commission on the date hereof under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the undersigned, Chris A. Dittmar, Chief Executive Officer, certifies pursuant to Rule 13a-14(b) or 15d-14(a) under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code, that:

1.   The Report fully complies with the requirements of Section 13(a) or 15(d) of the Exchange Act; and

2.   The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the date and for the periods reported therein.

CHRIS A. DITTMAR
CHRIS A. DITTMAR
CHIEF EXECUTIVE OFFICER
August 19, 2008

EnDevCo, Inc. and Subsidiaries
June 30, 2008

EXHIBIT 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO RULE 13A-14(B) OR 15D-14(A) UNDER THE SECURITIES EXCHANGE ACT OF 1934 AND SECTION 1350 OF CHAPTER 63 OF TITLE 18 OF THE UNITED STATES CODE

In connection with the Quarterly Report of EnDevCo, Inc. (the "Company") on Form 10Q (the "Report") for the quarter ended June 30, 2008, as filed with the Securities Exchange Commission on the date hereof under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the undersigned, Joseph Lessard, Chief Financial Officer of the Company, certifies pursuant to Rule 13a-14(b) or 15d-14(a) under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code, that:

1.   The Report fully complies with the requirements of Section 13(a) or 15(d) of the Exchange Act; and

2.   The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the date and for the periods reported therein.

JOSEPH LESSARD
JOSEPH LESSARD
CHIEF FINANCIAL OFFICER
August 19, 2008