Form 10-Q/A
period 2008-06-30
ENDEVCO INC
filed 2008-11-13
CIK 355300

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

EXPLANATORY NOTE

EnDevCo., Inc. (the "Company") is filing this Amendment on Form 10-Q/A (the "Amendment") which amends our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, as initially filed with the Securities and Exchange Commission on August 19, 2008 (the "Initial 10-Q"). This Amendment is being filed to:

" pursuant to the receipt of a Notice of Events of Default and Unmatured Events of Default and a Notice of Acceleration under the GasRock Credit Agreement, revise the treatment of the GasRock note as a current liability on the Company's Consolidated Balance Sheet for June 30, 2008;

" revise the Note 3 to our Financial Statements to disclose the receipt of a Notice of Events of Default and Unmatured Events of Default and a Notice of Acceleration under the GasRock Credit Agreement;

" revise the Note 6 to our Financial Statements to reflect the increased current liabilities as a result of the reclassification of the GasRock note;

" revise PART II, Item 3 to disclose the receipt of a Notice of Events of Default and Unmatured Events of Default and a Notice of Acceleration under the GasRock Credit Agreement; and

" revise PART II, Item 6(b) to reference the Form 8-K filed October 24, 2008.

No other changes are being made. Except as described in this Explanatory Note, this Amendment does not modify or update the disclosures in our Initial 10-Q. Therefore, this Amendment does not reflect any other events that occurred after the original August 19, 2008 filing date of the Initial 10-Q. Forward-looking statements in this Amendment have also not been updated from the initial filing of the Initial 10-Q.

ENDEVCO, INC. AND SUBSIDIARIES
TABLE OF CONTENTS
JUNE 30, 2008

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements
Consolidated Balance Sheets - June 30, 2008 (Unaudited) and December 31, 2007	3
Consolidated Statements of Operations (Unaudited) - Three and Six Months Ended June 30, 2008 and 2007	4
Consolidated Statements of Cash Flows (Unaudited) - Six Months Ended June 30, 2008 and 2007	5
Notes to Consolidated Financial Statements (Unaudited)	6-7

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	8-13

ITEM 3. Controls and Procedures	14

PART II - OTHER INFORMATION

ITEM 1 through ITEM 6	14-15

SIGNATURES AND CERTIFICATIONS	16-20

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EnDevCo, Inc. and Subsidiaries
Consolidated Balance Sheets
June 30, 2008 Compared to December 31, 2007

	06/30/2008	12/31/2007
	(Unaudited)
ASSETS
Current Assets
Cash	$ 977	$ 1,135
Accounts receivable	288,758	131,662
Accounts receivable - Joint	17,778	27,715
Accounts receivable - Other	--	71,393
Prepaid expense	2,323	3,687
Total Current Assets	309,836	235,592

Property and Equipment
Oil and gas properties and equipment under full cost method	24,936,893	19,592,274
Less accumulated depreciation depletion and amortization	(1,069,429)	(840,240)
Net Property and Equipment	23,867,464	18,752,034
Total Assets	$ 24,177,300	$ 18,987,626
	==========	==========

LIABILITIES
Current Liabilities
Accounts payable	$ 7,587,398	$ 3,374,556
Cash overdraft	967	27,538
Accrued liabilities	2,234,981	2,015,886
Hedging liability	5,222,860	1,471,334
Revenue payable	67,610	31,435
Taxes payable	266,540	258,432
Payable to related party	2,655,041	374,675
Notes payable	13,584,957	--
Total Current Liabilities	31,620,354	7,553,856

Long-Term Liabilities
Notes payable	--	13,373,910
Note payable - related party	1,813,224	1,813,224
Total Long-Term Liabilities	1,813,224	15,187,134
Total Liabilities	33,433,579	22,740,990

Minority Interest	3,000,000	3,000,000

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

On April 9, 2008, GasRock delivered to the Company a Notice of Events of Default and Unmatured Events of Default ("Default Notice") under the Credit Agreement. Due to these claimed Events of Default, interest under the Credit Agreement began accruing at the Default Rate of 15% and 100% of EnDevCo's Net Revenues were applied to Debt Service and other Obligations as of April 9, 2008. On April 16, 2008, GasRock delivered to the Company a Notice of Acceleration ("Acceleration Notice") under the Notes due to the continuing claimed Events of Default under the Credit Agreement. The Acceleration Notice declared the amounts due under the Note to be accelerated and due and owing in full as of April 16, 2008.

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

NOTE 6 - Going Concern

The Company has reported operating losses aggregating $7,428,317 for the two (2) year period ended December 31, 2007 and an additional $7,938,874 of loss was recognized for the six monthe period ended June 30, 2008. At June 30, 2008, the consolidated balance sheet reported a working capital deficit of $31,310,518. The Company must raise significant amounts of cash to pay its current liabilities and to provide investment funds to continue development of its oil and gas leases. There can be no assurance the Company's management will be able to secure funding.

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

EnDevCo, Inc. and Subsidiaries
June 30, 2008

ITEM 2. CHANGES IN SECURITIES
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

On April 9, 2008, GasRock delivered to the Company a Notice of Events of Default and Unmatured Events of Default ("Default Notice") under the Credit Agreement. Due to these claimed Events of Default, interest under the Credit Agreement began accruing at the Default Rate of 15% and 100% of EnDevCo's Net Revenues were applied to Debt Service and other Obligations as of April 9, 2008. On April 16, 2008, GasRock delivered to the Company a Notice of Acceleration ("Acceleration Notice") under the Notes due to the continuing claimed Events of Default under the Credit Agreement. The Acceleration Notice declared the amounts due under the Note to be accelerated and due and owing in full as of April 16, 2008.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS AND REPORTS ON FORM 8 -K

(a) Exhibits

31.1 Certification by CEO and CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.2 Certification by CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

The following details the events reported in Fiscal 2008 on Form 8-K. Each filing is incorporated herein by reference.

Report Date	Description
10/24/2008	Item 2.04 - Triggering Events that Accelerate or Increase a Direct Financial Obligation or an Obligation under an Off-balance Sheet Arrangement. Receipt of Notice of Acceleration dated 4/16/2008.

EnDevCo, Inc. and Subsidiaries
June 30, 2008

In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 12, 2008.

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
November 12, 2008

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
November 12, 2008

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
November 12, 2008

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
November 12, 2008