Form 10-Q
period 2008-09-30
ENDEVCO INC
filed 2008-11-13
CIK 355300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 2008

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

The number of shares outstanding of the registrant's common stock as of September 30, 2008 was 72,599,768.

ENDEVCO, INC. AND SUBSIDIARIES
TABLE OF CONTENTS
SEPTEMBER 30, 2008

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements
Consolidated Balance Sheets - September 30, 2008 (Unaudited) and December 31, 2007	3
Consolidated Statements of Operations (Unaudited) - Three and Nine Months Ended September 30, 2008 and 2007	4
Consolidated Statements of Cash Flows (Unaudited) - Nine Months Ended September 30, 2008 and 2007	5
Notes to Consolidated Financial Statements (Unaudited)	6-7

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	8-13

ITEM 3. Controls and Procedures	14

PART II - OTHER INFORMATION

ITEM 1 through ITEM 6	14-15

SIGNATURES AND CERTIFICATIONS	16-20

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EnDevCo, Inc. and Subsidiaries
Consolidated Balance Sheets
September 30, 2008 Compared to December 31, 2007

	09/30/2008	12/31/2007
	(Unaudited)
ASSETS
Current Assets
Cash	$ 157,325	$ 1,135
Accounts receivable	306,887	131,662
Accounts receivable - Joint	23,991	27,715
Accounts receivable - Other	47,757	71,393
Prepaid expense	3,408	3,687
Total Current Assets	539,368	235,592

Property and Equipment
Oil and gas properties and equipment under full cost method	25,009,973	19,592,274
Less accumulated depreciation depletion and amortization	(1,184,023)	(840,240)
Net Property and Equipment	23,825,950	18,752,034
Total Assets	$ 24,365,318	$ 18,987,626
	==========	==========

LIABILITIES
Current Liabilities
Accounts payable	$ 4,897,052	$ 3,374,556
Cash overdraft	--	27,538
Accrued liabilities	984,968	2,015,886
Hedging liability	1,778,902	1,471,334
Revenue payable	117,262	31,435
Taxes payable	372,525	258,432
Payable to related party	4,247,640	374,675
Notes payable - current	13,490,801	--
Total Current Liabilities	25,889,150	7,553,856

Long-Term Liabilities
Notes payable	--	13,373,910
Note payable - related party	1,813,224	1,813,224
Total Long-Term Liabilities	1,813,224	15,187,134
Total Liabilities	27,702,374	22,740,990

Minority Interest	3,000,000	3,000,000

STOCKHOLDERS' DEFICIT
Preferred Stock
10,000,000 shares authorized, $0.01 par value,
0 shares outstanding September 30, 2008 and
6,870,070 shares outstanding December 31, 2007	--	68,701
Common Stock
500,000,000 shares authorized, without par value
72,599,768 shares outstanding September 30, 2008 and
2,572,951 shares outstanding December 31, 2007	43,426,677	38,474,092
Additional Paid in Capital	6,801,370	6,801,370
Retained Deficit	(56,565,103)	(52,097,527)
Total Stockholders' Deficit	(6,337,056)	(6,753,364)
Total Liabilities, Minority Interest and Stockholders' Deficit	$ 24,365,318	$ 18,987,626
	==========	===========

The accompanying notes are integral part of the consolidated financial statements.

EnDevCo, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2008 and 2007
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues
Oil Sales	$ 862,927	$ 274,034	$ 2,441,850	$ 999,812
Gas Sales	150,584	99,247	260,970	228,783
Pipeline Transmission	5,667	25,000	10,627	32,424
Total Revenues	1,019,178	398,281	2,713,447	1,261,019

Cost of Revenues
Lease Operating Cost	110,551	296,165	564,055	806,851
Production Taxes	73,194	38,711	194,675	102,700
Depletion	114,594	147,901	343,783	425,832
Total Cost of Revenues	298,340	482,777	_ _ 1,102,514	1,335,383
Gross Profit	720,838	(84,496)	1,610,933	(74,364)

Costs and Expenses
General and administrative	260,211	110,066	676,708	545,035
Salaries and wages	37,500	198,000	433,500	594,000
Shareholder services	(22,373)	_ 19,017	_ 8,003	19,017
Total Costs and Expenses	__ 275,339	327,083	1,118,211	1,158,052
Net Income (Loss) from Operations	$ 445,499	$ (411,579)	$ 492,722	$ (1,232,416)

Other Income and (Expenses)
Interest and other income	136,834	5,160	336,859	23,313
Hedging income (loss)	3,079,649	(119,120)	(1,253,782)	(486,094)
Shareholder roundup expense	--	--	(2,435,960)	--
Interest expense	(190,684)	(475,638)	(1,607,415)	(1,380,168)
Total Other Income(Expenses)	$__ 3,025,799	$ (589,598)	$ (4,960,298)	$ (1,842,949)
Net Loss	$ 3,471,799	$ (1,001,177)	$ (4,467,576)	$ (3,075,365)
	==========	==========	==========	==========
Basic and Diluted Loss Per Common Share	$ _ 0.05	$ (0.40)	$ (0.09)	$ (1.22)

Weighted average number of common
shares used in basic and diluted
loss per share calculations	72,031,457	2,532,831	51,100,972	2,510,831
	==========	==========	==========	==========
The accompanying notes are integral part of the consolidated financial statements.

EnDevCo, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,
	(Unaudited)
	2008	2007
Cash Flows from Operating Activities

Net Loss	$ (4,467,576)	$ (3,075,356)
Adjustments to Reconcile Net Loss to Net Cash
Provided by operating activities:
Amortization of debt discount	104,634	--
Issuance of Stock for Consulting	618,725	140,000
Issuance of stock for shareholder roundup	2,435,960	--
Depletion	343,783	425,832
Hedging activity	307,568	497,973

Changes in assets and liabilities:
Accounts receivable	(175,225)	31,255
Accounts receivable - joint interests	3,724	(14,467)
Accounts receivable - other	23,636	(28,408)
Cash overdraft	(27,538)	--
Revenue payable	85,827	43,995
Accounts payable	1,886,523	752,670
Accrued liabilities	433,082	776,445
Taxes payable	101,886	12,163
Other	_ _ 1,761	(3,687)
Net Cash Provided (Used by) by Operating Activities	1,676,770	(441,594)

Cash Flows from Investing Activities:
Purchase oil and gas property	(5,417,699)	(1,995,094)
Net cash Used by Investing Activities	(5,417,699)	(1,995,094)

Cash Flows from Financing Activities:
Notes payable advances	24,464	1,669,435
Notes payable payments	--	--
Payable to related parties	3,872,655	--
Net Cash Provided (Used) by Financing Activities	3,897,119	1,669,435
Net Change in Cash	156,190	(767,235)

Cash and cash equivalents
Cash Balance, Begin Period	1,135	1,063,994
Cash Balance, End Period	$ 157,325	$ 296,741
	==========	==========
Supplemental Disclosures:
Cash paid for Interest	$ 1,438,072	$ 1,292,516
Stock issued to settle liabilities	$ 1,829,208	$ 140,000
Conversion of preferred shares	$ 68,701	--

The accompanying notes are integral part of the consolidated financial statements.

EnDevCo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2008

NOTE 1 - Summary of Significant Accounting Policies

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information from the Company's financial statements for the year ended December 31, 2007 included on the Company's Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

Basis of Presentation -- EnDevCo, Inc. was originally incorporated under the laws of the State of Texas on November 7, 1980 as Roberts Oil and Gas, Inc. On September 30, 2003, the Company filed a Restated Articles of Incorporation with the Secretary of State of the State of Texas to change its name to EnDevCo, Inc.

Principles of Consolidation -- The consolidated financial statements include the accounts of EnDevCo, Inc. and its subsidiaries, EnDevCo Eureka LLC, Superior Stock Transfer, Inc., EnDevCo Minerals, Inc., EnDevCo Refining Corporation, Africa Energy Group, Inc., Ouachita Gas Company, EnDevCo Colombia S.A. and EnDevCo Eureka del Peru S.A.C. (the Company). All material inter-company balances and transactions have been eliminated in consolidation. All subsidiaries except EnDevCo Eureka LLC and Superior Stock Transfer, Inc. (the Company's transfer agent) were inactive at December 31, 2007.

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

Depletion expense for the nine months ending September 30, 2008 was $343,783. Depletion expense for the nine months ending September 30, 2007 was $425,832.

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
September 30, 2008

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

NOTE 3 - Note Payable - GASROCK CAPITAL LLC

The Company entered into an advancing term credit agreement for $30,000,000 on April 13, 2006 through its subsidiary EnDevCo Eureka, LLC with GasRock Capital, LLC to fund the purchase of the Short Junction Field in Cleveland County Oklahoma. This agreement was increased to $50,000,000 on April 2, 2007. The balance at June 30, 2008 was $13,634,573, net of debt discount of $71,886, and the Company paid interest of $520,119 during the quarter ended June 30, 2008. The note is secured by all of EnDevCo Eureka's assets and certain personal assets owned by Chris A. Dittmar.

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

On July 22, 2008, GasRock, Eureka and Alliance Energy Corporation ("Alliance", and together with Eureka, the "Borrowers"), entered into that certain Limited Forbearance Agreement, pursuant to which GasRock agreed, subject to the terms thereof, to forbear from pursuing remedies under the Credit Agreement and Notes in respect of the Events of Default claimed as of that same date until the earlier of (i) November 15, 2008 and (ii) the date that GasRock gives Eureka notice of any additional payment default under the Credit Agreement. Alliance is controlled by the Company's CEO and is a guarantor of the Eureka Obligations under the Credit Agreement. GasRock is also a lender to Alliance under an Advancing Term Credit Agreement (the "Alliance Credit Agreement", and together with the Credit Agreement, the "Credit Agreements".

The Forbearance, is subject to the following conditions to be fulfilled:

1) On or before November 15, 2008, (i) the Borrowers must repay all Obligations (as defined in the Credit Agreements) or (ii) EnDevCo must have entered an agreement for the full or partial sale of the Short Junction Field, the proceeds of which would fully repay the Obligations owing under the Credit Agreements, and such sale shall close and repayment of the Obligations shall be made by December 31, 2008;

2) If the Obligations are not repaid by November 15, 2008, EnDevCo must assign a 5.0% net profits interest in the Short Junction Field to GasRock, effective as of November 1, 2008. The form of this assignment and the potential assignments discussed in paragraph 3, below, will be substantially in the form of the Conveyance of Net Profits Overriding Royalty Interests, attached as Exhibit A to the Forbearance Agreement;

3) If the Obligations are not repaid by December 15, 2008, EnDevCo must assign an additional 1.0% net profits interest in the Short Junction Field to GasRock, effective as of December 1, 2008, and will assign to GasRock an additional 1.0% net profits interest each subsequent month if the Obligations are not repaid by the 15th of such month;

4) EnDevCo shall escrow one 5% net profits interest conveyance and five 1% net profits interest conveyances to ensure it's delivery of any potential obligations under paragraphs 2 and 3, above;

5) Any and all Net Proceeds (as defined in the Forbearance Agreement) from any equity issuance, refinancing, or asset sale will be applied first to outstanding fees and expenses of GasRock, second to the accrued and unpaid interest on the Notes, and third to the outstanding principal balances on the Notes; and

6) The Borrowers must ensure that its hydrocarbon purchasers make payments relating to any of GasRock's overriding royalty interests in the Short Junction Field directly to GasRock.

NOTE 4 - Accounts Payable, Accrued Liabilities

As part of an ongoing effort to improve its balance sheet, and in particular its current account balance, the Company agreed with related parties and one third-party vendor to settle certain payables and accruals with the issuance of common stock at current market prices. Related party transactions were completed on September 30, 2008, with the common stock being issued at the closing traded price on that date of $2.70 per share. Specifically, 683,909 shares of common stock were issued to officers and Directors of the Company to settle accrued salaries and Directors fees of $1,846,556.

NOTE 5 - Notes Payable - Long Term - Related Party

The Company has three long term notes payable totaling $1,813,224. All three notes accrue interest at the LIBOR monthly average coupon rate (2.46%) at June 30, 2008. The first two notes are in the amounts of $363,224 and $950,000 respectively and are due and payable December 31, 2009. The third note is in the amount of $500,000 and is due and payable June 30, 2009. The maker of these notes consists of the following related parties managed by Campbell Evans: OCE Partners, LLC, and OCE Interests, LLC; and OCE Advisors, LLC, managed by Chris A. Dittmar. All notes are unsecured.

NOTE 6 - Going Concern

The Company has reported operating losses aggregating $7,428,317 for the two (2) year period ended December 31, 2007 and an additional $4,344,514 of loss was recognized for the nine month period ended September 30, 2008. At September 30, 2008, the consolidated balance sheet reported a working capital deficit of $25,349,782. The Company must raise significant amounts of cash to pay its current liabilities and to provide investment funds to continue development of its oil and gas leases. There can be no assurance the Company's management will be able to secure funding.

EnDevCo, Inc. and Subsidiaries
September 30, 2008

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

GENERAL COMMENTS ON BUSINESS PLAN

EnDevCo, Inc., a shortened version of the "Energy Development Company", establishes an identity that is consistent with the business development activities currently underway in the Corporation. The Company is actively negotiating to participate in several oil and gas projects both domestically and internationally within the traditional industry scope of oil and gas exploration and production. These activities include production of oil and gas from interests held by the Company in the United States, Colombia and Peru. The Company is also investigating investment in the development of new technologies for the enhancement of oil and gas production and the utilization of that technology to further acquire oil and gas production.

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
September 30, 2008

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

The 12,000 acre fully unitized Field currently consists of 24 oil wells and 2 gas wells, 4 central collection and metering stages and 4 salt water disposal wells. The Field is currently producing 197 barrels of oil equivalent (BOE) per day comprised of 157 barrels of oil and 237 Mcf of gas.

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
September 30, 2008

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

NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2007

Line	Description	Nine Months Ended September 30,		Differences	Percent
		2008	2007		Change

1	Revenues	$ 2,713,447	$ 1,261,019	$ 1,452,428	115.18%
2	Cost of Revenues	$ 1,102,514	$ 1,335,383	$ (232,869)	-17.44%
3	Costs and Expenses	$ 1,118,211	$ 1,158,052	$ (39,841)	-3.44%
4	General and Administrative Expense	$ 676,708	$ 545,035	$ 131,673	24.16%
5	Salaries and Wages	$ 433,500	$ 594,000	(160,500)	-27.02%
6	Shareholder Services	$ 8,003	$ 19,017	$ (11,014)	-57.92%
7	Other Income and (Expenses)	$ (4,960,298)	$ (1,842,949)	$ (3,117,349)	169.15%
8	Interest and Other Income	$ 336,859	$ 23,313	$ 313,546	1344.94%
9	Hedging Loss	$ (1,253,782)	$ (486,094)	$ (767,688)	157.93%
10	Interest Expense	$ (1,607,415)	$ (1,380,168)	$ (227,247)	16.47%
11	Round-up Shares	$ (2,435,960)	--	$ (2,435,960)

Analysis of Nine Months Comparison

Line 1 - Revenue increased overall $1,452,428 during 2008. This is due to: 1) increased production attributable to the Company's first side track horizontal well and 2) favorable oil and gas pricing during the period.

Line 2 - Costs of revenues decreased overall $232,869 during 2008 due to lower lease operating expenses ("LOE") as a result of the Company's shift in focus away from reworking the existing Short Junction vertical wells.

Line 3 - Total costs and expenses increased overall $39,841 during 2008. The detail explaining this decrease is shown on lines 4 and 6 below.

Line 4 - This increase of $131,673 is due to increased consulting fees, including accounting services.

Line 5 - Salaries and wages were lower by $160,500 as compared to the previous year due to lower salary expense and a write-down of accrued salaries.

Line 6 - This is due to a timing difference.

Line 7 - Total other income and expenses increased overall by $3,117,349 in expenses during 2008. The detail explaining this increase is shown on lines 8 through 11 below.

Line 8 - There was an increase in other income of $313,546 primarily due to the settlement of the Basic Energy Services lawsuit and other current liabilities.

Line 9 - The acquisition financing for the Short Junction Field required that certain hedges be put in place during the term of the loan. These hedges are marked to market every reporting period, the outcome of which resulted in increased losses of $767,688 during 2008 due to the increase in the price of oil.

Line 10 - Interest expense increased by $227,247 during 2008 due as the greater interest expense associated with the Short Junction Field was partially offset by the reduction of accrued interest as a result of the settlement of various current liabilities.

Line 11 - A one-time charge of $2,435,960 was taken for shares issued to shareholders following the reverse split of March 10, 2008 to round up each shareholder's position to a full lot.

EnDevCo, Inc. and Subsidiaries
September 30, 2008

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont)

THREE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2007

Line	Description	Three Months Ended June 30,		Differences	Percent
		2008	2007		Change

1	Revenues	$ 1,019,178	$ 398,281	$ 620,897	155.89%
2	Cost of Revenues	$ 298,340	$ 482,777	$ (184,437)	-38.20%
3	Costs and Expenses	$ 275,339	$ 327,083	$ (51,744)	-15.82%
4	General and Administrative Expense	$ 260,211	$ 110,066	$ 150,145	136.41%
5	Salaries and Wages	$ 37,500	$ 198,000	$ (160,500)	-81.06%
6	Shareholder Services	$ (22,373)	$ 19,017	$ (41,390)	-217.64%
7	Other Income and (Expenses)	$ 3,025,799	$ (589,598)	$ 3,615,397	-613.20%
8	Interest and Other Income	$ 136,834	$ 5,160	$ 131,674	2551.82%
9	Hedging Loss	$ 3,079,649	$ (119,120)	$ 3,198,769	-2685.33%
10	Interest Expense	$ (190,684)	$ (475,638)	$284,954	-59.91%

Analysis of Three Months Comparison

Line 1 - Revenue increased overall by $620,897 during the third quarter of 2008 as compared to 2007. This is due to: 1) increased production attributable to the Company's first side track horizontal well and 2) favorable oil and gas pricing during the period.

Line 2 - Costs of revenues decreased overall $184,437 due to lower LOE as a result of the Company's shift in focus away from reworking the existing Short Junction vertical wells.

Line 3 - Total costs and expenses decreased overall $51,744 during the third quarter of 2008 as compared to same quarter in 2007. The detail explaining this decrease is shown on lines 4 and 6 below.

Line 4 - This increase of $150,145 is due to the greater use by the Company of external financial consultants and accounting services during the quarter.

Line 5 - Salaries and wages were lower by $160,500 as compared to the previous year due to lower salary expense and a write-down of accrued salaries.

Line 6 - This is due to a timing difference.

Line 7 - Total other income and expenses increased overall by $3,615,397 in expenses during 2008. The detail explaining this increase is shown on lines 8 through 11 below.

Line 8 - There was an increase in other income of $131,674 primarily due to the settlement of various current liabilities.

Line 9 - The acquisition financing for the Short Junction Field required that certain hedges be put in place during the term of the loan. These hedges are marked to market every reporting period, the outcome of which resulted in a current period gain of $3,079,649 due to the decrease in the price of oil.

Line 10 - Interest expense decreased by $284,954 due to the reduction of accrued interest as a result of the settlement of various current liabilities.

EnDevCo, Inc. and Subsidiaries
September 30, 2008

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont)

LIQUIDITY AND CAPITAL RESOURCES
Sources and Uses of Cash	Nine Months Ended September 30,
	2008	2007

Net cash provided by/(used in)
Operating activities	$ 1,676,770	$ (441,594)
Investing activities	(5,417,699)	(1,995,094)
Financing activities	3,897,119	1,669,435
Increase/(decrease) in cash and cash equivalents	$ 156,190	$ (767,253)
	==========	==========
Cash and cash equivalents	$ 157,325	$ 296,741
	==========	==========

Cash Flow from Operating Activities

2008
Cash generated by operating activities totaled $1,676,770 during 2008. Cash used by operating activities during 2007 was $441,594. Contributing to this difference was a decrease in accounts receivable of $175,225 and an accounts payable increase of $1,886,523.

2007
Cash used by operating activities totaled $441,594 during 2007.

Cash Flow from Investing Activities

2008
As a result of the termination of the farm-out agreement with Alliance Energy Corporation ("AEC"), the Company acquired oil and gas property during 2008 in the amount of $5,417,699 for the WSJU #109StH well and the Short Junction Field.

2007
The Company purchased oil and gas property during 2007 in the amount of $1,995, 094 for the Short Junction Field.

EnDevCo, Inc. and Subsidiaries
September 30, 2008

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont)

LIQUIDITY AND CAPITAL RESOURCES (cont)

Cash Flow from Financing Activities

2008
The Company increased its note payable for the Short Junction Field by $24,464 and increased related party payables by $3,872,655.

2007
The Company increased its note payable for the Short Junction Field by $1,669,435.

Directors and Officers Compensation

The Company currently has nominal cash reserves and cash flow from operations. Until such time as the financial condition of the Company improves, the Company's Directors and Officers have agreed to have their salaries accrued.

In an effort to improve the Company's balance sheet, on September 30, 2008 the Company's employees and Directors were issued restricted shares of common stock as payment in kind for accrues salaries and Director's fees. 683,909 shares were issued at the closing price of the stock on September 30, 2008 ($2.70 per share) to settle accrued salaries Director's fees in the amount of $1,846,556.

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
September 30, 2008

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Legal Proceedings for the Quarter ended September 30, 2008:

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
September 30, 2008

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

On July 22, 2008, GasRock, Eureka and Alliance Energy Corporation ("Alliance", and together with Eureka, the "Borrowers"), entered into that certain Limited Forbearance Agreement, pursuant to which GasRock agreed, subject to the terms thereof, to forbear from pursuing remedies under the Credit Agreement and Notes in respect of the Events of Default claimed as of that same date until the earlier of (i) November 15, 2008 and (ii) the date that GasRock gives Eureka notice of any additional payment default under the Credit Agreement. Alliance is controlled by the Company's CEO and is a guarantor of the Eureka Obligations under the Credit Agreement. GasRock is also a lender to Alliance under an Advancing Term Credit Agreement (the "Alliance Credit Agreement", and together with the Credit Agreement, the "Credit Agreements".

The Forbearance, is subject to the following conditions to be fulfilled:

1) On or before November 15, 2008, (i) the Borrowers must repay all Obligations (as defined in the Credit Agreements) or (ii) EnDevCo must have entered an agreement for the full or partial sale of the Short Junction Field, the proceeds of which would fully repay the Obligations owing under the Credit Agreements, and such sale shall close and repayment of the Obligations shall be made by December 31, 2008;

2) If the Obligations are not repaid by November 15, 2008, EnDevCo must assign a 5.0% net profits interest in the Short Junction Field to GasRock, effective as of November 1, 2008. The form of this assignment and the potential assignments discussed in paragraph 3, below, will be substantially in the form of the Conveyance of Net Profits Overriding Royalty Interests, attached as Exhibit A to the Forbearance Agreement;

3) If the Obligations are not repaid by December 15, 2008, EnDevCo must assign an additional 1.0% net profits interest in the Short Junction Field to GasRock, effective as of December 1, 2008, and will assign to GasRock an additional 1.0% net profits interest each subsequent month if the Obligations are not repaid by the 15th of such month;

4) EnDevCo shall escrow one 5% net profits interest conveyance and five 1% net profits interest conveyances to ensure it's delivery of any potential obligations under paragraphs 2 and 3, above;

5) Any and all Net Proceeds (as defined in the Forbearance Agreement) from any equity issuance, refinancing, or asset sale will be applied first to outstanding fees and expenses of GasRock, second to the accrued and unpaid interest on the Notes, and third to the outstanding principal balances on the Notes; and

6) The Borrowers must ensure that its hydrocarbon purchasers make payments relating to any of GasRock's overriding royalty interests in the Short Junction Field directly to GasRock.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS AND REPORTS ON FORM 8 -K

(a) Exhibits

31.1 Certification by CEO and CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.2 Certification by CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

The following details the events reported in Fiscal 2008 on Form 8-K. Each filing is incorporated herein by reference.

Report Date	Description
10/24/2008	Item 1.01 - Entry into Definitive Material Agreement. Execution of Limited Forbearance Agreement Dated 7/22/2008.

EnDevCo, Inc. and Subsidiaries
September 30, 2008

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
September 30, 2008

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
September 30, 2008

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
September 30, 2008

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
September 30, 2008

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