Form 10-K/A
period 2007-12-31
ENDEVCO INC
filed 2008-12-03
CIK 355300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

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
Common Stock, no par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [ ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. [ ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]   No [X].

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

Transitional Small Business Disclosure Format: Yes [ ]   No [X].

EXPLANATORY NOTE

EnDevCo., Inc. (the "Company") is filing this Amendment on Form 10-K/A (the "Amendment") which amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as initially filed with the Securities and Exchange Commission on April 15, 2008 (the "Initial 10-K"). This Amendment is being filed to:

  revise the Cover Page to conform to the new Form 10-K format;

  revise our Management's Discussion and Analysis to expand analysis our results of operations by discussing the reasons for variances observed and identifying known material trends, events, or uncertainties that would cause reported financial information not to be indicative of future operating results;

  revise the Controls and Procedures section to (i) disclose management's assessment of internal control over financial reporting as of December 31, 2007, (ii) clarify our disclosure in the Initial 10-K of material weaknesses in our internal controls, and (iii) revise our management's conclusions regarding the effectiveness of our disclosure controls and procedures as of December 31, 2007, in light of our failure to disclose management's assessment of internal control over financial reporting as of December 31, 2007 and our identified material weaknesses in our internal controls;

  add a note to our 2007 Financial Statements explaining the nature and the impact of the 2006 restatement of our Financial Statements;

  revise our disclosure under Note 1 to our Financial Statements to discuss the adoption of the provisions of FIN 48 accounting pronouncement and its impact on our financial statements;

  revise Note 6 to our Financial Statements to comply with the disclosure requirements of FIN 48;

  expand our disclosure in the Commitments and Contingencies section regarding the breach of contract case filed against our subsidiary by Basic Energy Services to state the claim amount asserted, the extent of our accrual for any probable loss, and our estimated range of reasonably possible loss.

No other changes are being made. Except as described in this Explanatory Note, this Amendment does not modify or update the disclosures in our Initial 10-K. Therefore, this Amendment does not reflect any other events that occurred after the original April 15, 2008 filing date of the Initial 10-K. Forward-looking statements in this Amendment have also not been updated from the initial filing of the Initial 10-K.

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

Cleveland County, Oklahoma - On April 13, 2006, the Company acquired a 98.712% working interest with a 70.085% net revenue interest in the West Short Junction Unit and a 100% working interest with a 71% net revenue interest in the Central Short Junction Unit hereinafter referred to as the ("Short Junction Field and/or the Field") located in Oklahoma City, Oklahoma through its subsidiary EnDevCo Eureka, LLC for a purchase price of $11.5 million. EnDevCo Eureka, LLC is owned 55% by its parent EnDevCo, Inc. and 45% by private investors who are related parties. These investors contributed $3.0 million in equity to enable EnDevCo to consummate the transaction. EnDevCo Eureka, LLC, managed by EnDevCo personnel, is the Operator for the Field which has an acquisition date of January 1, 2006.

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

Basic Energy Services has filed a breach of contract case claiming EnDevCo Eureka, LLC (the Defendant) has not paid for goods and services, totaling $1,315,551.26, that are in dispute between the parties. The Company had accrued the entire amount pending an expected settlement. On June 20, 2008, the parties reached a settlement to the dispute resulting in the payment of $1 million by the Company in five equal installments over the second half of 2008.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Cleveland County, Oklahoma - On April 13, 2006, the Company acquired a 98.712% working interest with a 70.085% net revenue interest in the West Short Junction Unit and a 100% working interest with a 71% net revenue interest in the Central Short Junction Unit hereinafter referred to as the ("Short Junction Field and/or the Field") located in Oklahoma City, Oklahoma through its subsidiary EnDevCo Eureka, LLC for a purchase price of $11.5 million. EnDevCo Eureka, LLC is owned 55% by its parent EnDevCo, Inc. and 45% by private investors who are related parties. These investors contributed $3.0 million in equity to enable EnDevCo to consummate the transaction. EnDevCo Eureka, LLC, managed by EnDevCo personnel, is the Operator for the Field which has an acquisition date of January 1, 2006.

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

	Year Ended December 31,			Percent
Description	2007	2006	Difference	Change
Gross Production from Short Junction Property
Oil (Bbl)	29,872	33,132	(3,260)	(9.8)%
Natural Gas (mcf)	73,370	58,992	14,378	24.4%
Average Sales Price
Oil (per Bbl)	$57.46	$52.01	$5.45	10.5%
Natural Gas (per mcf)	$5.81	$5.20	$0.61	11.7%
Revenues
Oil	$1,416,488	$1,611,230	$(194,782)	(12.1)%
Natural Gas	$336,842	$261,665	$75,177	28.7%
Pipeline	$31,969	$46,289	$(14,320)	(30.1)%
TOTAL	$1,785,259	$1,919,184	$(133,925)	(7.0)%

Gross oil production from the Short Junction property decreased by 3,260 barrels in 2007, when compared to 2006. This lower production amount is primarily attributable to oil wells being taken out of service for work-over. As the company shifts focus away from work-overs to drilling horizontal wells, management does not believe that this trend will continue in the coming year. During 2006, gross production from the Short Junction property natural gas wells increased by 14,378 mcf. This increase is primarily due to the fact that work-over on these wells were completed in 2006. Management expects production at this level from the wells in the future.

Line 2 - Cost of Revenues during 2007 was due entirely to the costs of running the Short Junction property. Lease operating expenses were $985,709, as compared to $791,291 in 2006. The increased lease operating expenses are the direct result of increased activity under the work-over program. In the future, the Company will focus on increasing production by drilling additional wells. Management expects lease operating expenses to increase as more wells are brought on line. Production taxes and depletion expenses are a direct function of the gross production figures. In 2007, production taxes were $126,201 and depletion was $454,740.

Line 3 - Costs and Expenses overall decreased $764,795 during 2007. The detail explaining this increase is shown on lines 4 through 6 below.

Line 4 - General and Administrative Expense decreased by $916,773 in 2007 over the previous year primarily due to lower consulting fees. In 2007, the Company paid $659,281 in consulting fees as compared to $1,628,300 in 2006. As the management continues to implement its strategy for the Company, it will look to bring more resources in-house, reducing the need for external consultants.

Line 5 - Salaries and Wages increased by $72,500 in 2007. As management continues to implement its strategy for the Company, it will look to bring more resources in-house, leading to increased salaries and wages in the future.

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

Line 9 - Hedging Loss during 2007 was $1,595,010 as compared to a gain of $32,754 in 2006. To mitigate revenue volatility associated with fluctuations in oil prices, the Company has put in place certain swap arrangements that remain in effect through December 2010. Any gain or loss under these instruments is a direct result of the changes in oil prices.

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

Cash Flow from Operating Activities

2007
Cash used by operating activities totals $1,297,385 in 2007, an increase of $3,150,195 over 2006. Throughout 2007, the Company implemented a work-over program on the producing oil wells, which resulted in higher operating expenses and lower production and revenues. Additional factors contributing to the change in operating cash flow include:

  In 2006, the Company issued $1,628,300 in stock for consulting services as compared to $220,240 in 2007

  Interest expense increased by $952,577 in 2007 over 2006; and

  In 2006, the Company's accounts payable increased by $685,049 as compared to $135,172 in 2007.

2006
Cash provided by operating activities total $1,852,810 in 2006, an increase of $1,772,598 over 2005. This increase resulted from stock issued for consulting and accruing management salaries.

Cash Flow from Investing Activities

2007
Cash used by investing activities total $1,407,588 in 2007, a decrease of $13,909,997 when compared to the 2006 investment in the Short Junction Field project.

2006
Cash used by investing activities total $15,317,585 in 2006, an increase of $14,785,484 over 2005. This increase resulted from investment in the Short Junction Field project.

Cash Flow from Financing Activities

2007
Cash provided by financing activities total $1,642,114 in 2007, a decrease of $12,874,946 when compared to 2006 due to the borrowing required to close the Short Junction Field acquisition.

2006
Cash provided by financing activities total $14,517,060 in 2006, an increase of $14,053,836 when compared to 2005. This increase resulted from borrowing for the Short Junction Field acquisition on January 1, 2006.

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

ITEM 8. FINANCIAL STATEMENTS

The information required hereunder is included in this report as set forth on pages 26 - 44.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Company management has established and maintains a system of disclosure controls and procedures to provide reasonable assurances that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

The Company staff carried out an evaluation, under the supervision and with the participation of Company management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of December 31, 2007. The Chief Executive Officer and the Chief Financial Officer have determined that, as a result of (i) the Company's failure to disclose Management's Report on Internal Control over Financial Reporting in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as initially filed with the Securities and Exchange Commission on April 15, 2008 and (ii) the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective on December 31, 2007 to ensure that information required to be disclosed by us in reports that we file or submitted under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

The disclosure of Management's Report on Internal Control over Financial Reporting was required due to changes in securities regulations applicable to the Company. As a result, we have taken measures to enhance the ability of our systems of disclosures controls and procedures to timely identify and respond to changes in securities filing regulations that are applicable to us. Our efforts to address the material weakness in internal control over financial reporting is described below. Our management, based upon the substantial work performed during the preparation of this amended report on Form 10-K/A, has concluded that information we are required to disclose in under the Exchange Act was accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow decisions regarding required disclosures on this Form 10-K/A.

Management's Report on Internal Control over Financial Reporting

Company management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act). The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The Company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company's assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit timely preparation of the Company's financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of the management and Board of Directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on our financial statements.

In order to evaluate the effectiveness of our internal control over financial reporting as of December 31, 2007, as required by Section 404 of the Sarbanes-Oxley Act of 2002, management conducted an assessment, including testing, based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management has reported to the Audit Committee the identification of two material weaknesses (as such term is defined under the Public Company Accounting Oversight Board Auditing Standard No. 2) in internal control over financial reporting. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Management has identified the following material weaknesses:

  The Company's accounting software does not allow for the printing of an accounts payable detail listing subsequent to the end of an accounting period. The software only allows for the printing of an accounts payable detail listing as of the day it is being printed. Consequently, the software prevented Company staff from printing an accounts payable detail listing to compare to the general ledger after the end of the accounting period to allow for end of period adjustments. The management has determined that this condition constitutes a material weakness.

  The Company entered into a farmout agreement in June 2007. However, well costs associated with the farmout were posted against the wrong well in our general ledger through March 2008. This oversight resulted in a material adjustment being recorded at December 31, 2007. The management has determined that this condition constitutes a material weakness.

Based on its evaluation, because of the material weaknesses described above, management concluded that effective internal control over financial reporting was not maintained as of December 31, 2007, based on the specified criteria.

This annual report does not include an attestation report from the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Remediation Plan

The Company's management has taken the following actions that it believes will remedy these material weaknesses:

  Purchase of a new general ledger accounting system.

  Development of additional procedures to insure timely and accurate recording of development expenses associated with farmout activities.

This remediation plan was implemented as of March 31, 2008. Accordingly management concluded that the company's disclosure controls and procedures and internal control over financial reporting were effective as of March 31, 2008.

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

The changes described above are the only changes in the Company's internal controls over financial reporting for the fiscal quarter ended December 31, 2007, that have materially affected or are reasonably likely to materially affect the Company's internal controls over financial reporting.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

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

ITEM 11. EXECUTIVE COMPENSATION

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

ITEM 15. EXHIBITS

1. Exhibits:
See index to Exhibits beginning on page 45 of this report.

2. Form 8-K.
None

SIGNATURES

In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 14, 2008.

EnDevCo, Inc.

CHRIS A. DITTMAR
CHRIS A. DITTMAR
CHIEF EXECUTIVE OFFICER AND DIRECTOR

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated:

RICHARD G. BOYCE	JOHN A. BRUSH	FREDERICK CEDOZ
RICHARD G. BOYCE	JOHN A. BRUSH	FREDERICK CEDOZ
CHIEF OPERATING OFFICER AND DIRECTOR	DIRECTOR	DIRECTOR
October 14, 2008	October 14, 2008	October 14, 2008

CHARLES R. CLOSE	CHRIS A. DITTMAR	JOSEPH LESSARD
CHARLES R. CLOSE	CHRIS A. DITTMAR	JOSEPH LESSARD
DIRECTOR	CHIEF EXECUTIVE OFFICER AND DIRECTOR	CHIEF FINANCIAL OFFICER
October 14, 2008	October 14, 2008	October 14, 2008

FINANCIAL STATEMENTS
(RE: PART II. ITEM 7)
EnDevCo, Inc. and Subsidiaries
Table of Contents
DECEMBER 31, 2007

Description	Page
Report of Independent Registered Public Accounting Firm	27
Consolidated Balance Sheets	28
Consolidated Statements of Operations	29
Consolidated Statements of Changes in Shareholders' Deficit	30
Consolidated Statements of Cash Flows	31
Notes to Consolidated Financial Statements	32

Killman, Murrell & Company, P.C.
Certified Public Accountants

1931 E. 37th Street, Suite 7	3300 N. A Street, Bldg. 4, Suite 200	2626 Royal Circle
Odessa, Texas 79762	Midland, Texas 79705	Kingwood, Texas 77339
(432) 363-0067	(432) 686-9381	(281) 359-7224
Fax (432) 363-0376	Fax (432) 684-6722	Fax (281) 359-7112

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

Newly issued accounting pronouncements - In July 2006, the FASB issued Interpretation No. 48 (FIN 48) "Accounting for Uncertainty in Income Taxes," which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The provisions of FIN 48 were adopted effective in the current fiscal year for the Company. The adoption of FIN 48 did not have a material impact on the Company's financial statements.

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

In February 2007, the Financial Accounting Standards Boards ("FASB") issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," including an amendment of FASB Statement No. 115. This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Company has fully adopted the provisions of SFAS No.159 beginning fiscal year 2008 and does not anticipate any material impact on its consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and requires additional disclosures about fair value measurements. This statement does not require any new fair value measurements, but the application of this statement could change current practices in determining fair value. The Company has adopted this guidance effective January 1, 2008 and does not anticipate any material impact on its consolidated financial position and results of operations.

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

Basic Energy Services has filed a breach of contract case claiming EnDevCo Eureka, LLC (the Defendant) has not paid for goods and services, totaling $1,315,551.26, that are in dispute between the parties. The Company has accrued the entire amount pending and expects a settlement in approximately the same amount.

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

EnDevCo, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
December 31, 2007

NOTE 12 - Financial Statement Restatement

The December 31,2006 consolidated financial statements of the Company as filed on April 4, 2007 in Form 10-KSB/A have been restated as follows -

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

NOTE 13 - Supplemental Oil and Gas Information (Unaudited)

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
December 31, 2007

NOTE 13 - Supplemental Oil and Gas Information (Unaudited) (cont)

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
.
Cleveland County, Oklahoma - On April 13, 2006, the Company acquired a 98.712% working interest with a 70.085% net revenue interest in the West Short Junction Unit and a 100% working interest with a 71% net revenue interest in the Central Short Junction Unit hereinafter referred to as the ("Short Junction Field and/or the Field") located in Oklahoma City, Oklahoma through its subsidiary EnDevCo Eureka, LLC for a purchase price of $11.5 million. EnDevCo Eureka, LLC is owned 55% by its parent EnDevCo, Inc. and 45% by private investors who are related parties. These investors contributed $3.0 million in equity to enable EnDevCo to consummate the transaction. EnDevCo Eureka, LLC, managed by EnDevCo personnel, is the Operator for the Field which has an acquisition date of January 1, 2006.

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
December 31, 2007

NOTE 13 - Supplemental Oil and Gas Information (Unaudited) (cont)

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
December 31, 2007

NOTE 13 - Supplemental Oil and Gas Information (Unaudited) (cont)

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
		===========

EnDevCo, Inc. and Subsidiaries
December 31, 2007

INDEX TO EXHIBITS
-
3(i)	Amendment to the Restated Articles of Incorporation dated May 12, 2005, see page 46 of this report.

3(ii)	Articles of Amendment to the Articles of Incorporation of EnDevCo, Inc., incorporated by reference to the registrant's Form 8K filed on March 12, 2008.

3(iii)	Restatement of the Articles of Incorporation, as restated September 19, 2003 incorporated by reference to the registrant's Form 8K filed on June 2, 2004.

3(iv)	Material Modification to Rights of Security Holders, Amendments to Articles of Incorporation, incorporated by reference to registrant's Form 8K filed on March 12, 2008.

3(v)	Bylaws, as revised to May 1, 2004, incorporated by reference to registrant's Form 10KSB filed on September 9, 2005.

16	Letter on Change in Certifying Accountant incorporated by reference to the registrant's Form 8K filed on July 12, 2005.

21	Subsidiaries of the Registrant, see page 49 of this report.

31.1	Certification per Rule 13a-14(a) by Chief Executive Officer, see page 50 of this report.

31.2	Certification per Rule 13a-14(a) by Chief Financial Officer, see page 51 of this report.

32.1	Certification per Section 1350 by Chief Executive Officer, see page 52 of this report.

32.2	Certification per Section 1350 by Chief Financial Officer, see page 52 of this report.

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

October 14, 2008

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

October 14, 2008

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

October 14, 2008

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

October 14, 2008

JOSEPH LESSARD
JOSEPH LESSARD
CHIEF FINANCIAL OFFICER