Form 10-Q/A
period 2008-09-30
ENDEVCO INC
filed 2009-02-19
CIK 355300

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

EXPLANATORY NOTE

EnDevCo., Inc. (the "Company") is filing this Amendment on Form 10-Q/A (the "Amendment") which amends our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, as initially filed with the Securities and Exchange Commission on August 19, 2008 (the "Initial 10-Q"). This Amendment is being filed to revise Management's Discussion and Analysis of Liquidity and Capital Resources to address the impact of the Notice of Events of Default and Unmatured Events of Default and Notice of Acceleration under the GasRock Credit Agreement.

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

On April 9, 2008, GasRock delivered to the Company a Notice of Events of Default and Unmatured Events of Default ("Default Notice") under the Credit Agreement. Due to these claimed Events of Default, interest under the Credit Agreement began accruing at the Default Rate of 15% and 100% of EnDevCo's net revenues were applied to the repayment of debt and other obligations under the Credit Agreement as of April 9, 2008. On April 16, 2008, GasRock delivered to the Company a Notice of Acceleration ("Acceleration Notice") under the Notes due to the continuing claimed Events of Default under the Credit Agreement. The Acceleration Notice declared the amounts due under the Note to be accelerated and due and owing in full as of April 16, 2008. On July 22, 2008, GasRock entered into that certain Limited Forbearance Agreement (the "Forbearance Agreement"), pursuant to which GasRock agreed, subject to the terms thereof, to forbear from pursuing remedies under the Credit Agreement and Notes. EnDevCo has retained a nationally recognized investment bank to assist in raising equity and/or debt capital to meet the requirements of the Acceleration Notice prior to the termination of the Forbearance Agreement. Although these efforts are progressing, no assurance can be given that the current efforts to raise capital will result in available funds from any source or, if available upon terms and conditions reasonably acceptable to the Company. Any capital raised through these efforts will go first to the repayment of the GasRock note. Current capital expenditure plans have been suspended pending the full repayment of the GasRock note.

As the original terms of the GasRock note have entitled the lender to a sweep of the operating cash flow produced by the Short Junction Field (net revenues less operating expenses), neither the Acceleration Notice nor the terms of the Forbearance Agreement immediately impact the liquidity of the Company nor the Company's ability to meet its operational obligations. The Company anticipates that, in accordance with the Forbearance Agreement, a failure to raise the capital necessary to satisfy the Acceleration Notice will result in additional net profits interests in the Short Junction Field being assigned to GasRock.

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