Form 10-K
period 2008-12-31
ENDEVCO INC
filed 2009-04-15
CIK 355300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 2008.

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 001-31433

ENDEVCO, INC.
(Exact name of registrant as specified in its charter)

Texas	74-2142545
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Three Riverway , Suite 825, Houston, TX 77056
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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ X ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]   No [X].

The aggregate market value of common stock held by non-affiliates of the registrant at June 30, 2008, based upon the last closing price on the OTCBB on June 30, 2008, was $74,556,731. As of March 31, 2009, there were 70,971,647 shares of Common Stock outstanding. The total number of Common shares authorized is 500,000,000 and the total number of Preferred shares authorized is 10,000,000.

Transitional Small Business Disclosure Format: Yes [ ]   No [X]

ENDEVCO, INC.
AND SUBSIDIARIES

TABLE OF CONTENTS
DECEMBER 31, 2008

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

Block XXIV, Peru - Following an extensive bidding process, a consortium including EnDevCo was awarded the exclusive concession to develop the Block XXIV prospect area located in northwest Peru. EnDevCo owns 20% of the consortium. Covering more than 276 thousand acres, the block contains both onshore and offshore prospects. The area is bracketed by recent discoveries to the immediate north (Olympic) and south (Olympic and Petrotech). The primary target horizon for the off shore area is the naturally fractured Amotape formation of Paleozoic age (quartzites, slates, etc.). This target formation boasts similar characteristics to those that have produced oil in the nearby Portachuelo Field and, more recently, the offshore San Pedro discovery. The reinterpretation of well logs using new technology indicates pay in target formation. Northwest Peru has solid infrastructure and substantial power demand, creating a ready-market for gas. For EnDevCo, the region represents an excellent opportunity for an integrated gas-to-power project.

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

The 12,000 acre fully unitized Field currently consists of 24 oil wells and 2 gas wells, 4 central collection and metering stages and 4 salt water disposal wells. As of December 31, 2008, the Field is producing 147 barrels of oil equivalent (BOE) per day comprised of 107 barrels of oil and 237.

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

The DeGolyer & MacNaughton proved reserves evaluation for the Short Junction Field as of December 31, 2008 is 22,238,644 barrels of oil equivalent as follows:

Reserves Classification	Gross Oil (Bbl)	Gross Gas (Mcf)
Proved Developed Producing	345,574	182,305
Proved Developed Non-producing	0	5,691,032
Proved Undeveloped	14,380,076	39,204,625
Total:	14,725,650	45,077,962

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

TRANSFER AGENT AND REGISTRAR

On July 8, 2003, the Company appointed Superior Stock Transfer, Inc., Three Riverway, Suite 825, Houston, TX 77056, Tel: (713) 977-4662 as the Transfer Agent to handle securities transactions for EnDevCo, Inc.  Superior Stock Transfer, Inc. is a wholly owned subsidiary of EnDevCo, Inc.

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

Peru

Peru remains a challenging political climate for the conduct of international business. While the security and business climate remain sound, any negative changes in the political climate of Peru could have a negative impact on the Company, up to and including the complete loss of interests in the country.

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

ITEM 3. LEGAL PROCEEDINGS

Legal Proceedings for the Year Ended December 31, 2008:

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

The case went to trial and the jury's verdict was that Mr. Askari was not entitled to any compensation and that judgment was entered on January 11, 2008. All of Mr. Askari's post trial motions to date have been unsuccessful; however, he filed notice of appeal. Apellate briefs have been filed by both parties and oral arguments are to be heard on May 7, 2009 by the 14th Court of Appeals.

A&P are the attorneys of record for the Company in a case styled: Cause No: CJ 07 1859 L; Basic Energy Services, LP v. EnDevCo Eureka, LLC. et al.

Basic Energy Services has filed a breach of contract case claiming EnDevCo Eureka, LLC (the Defendant) has not paid for goods and services that are in dispute between the parties. Following a review of all disputed invoices, the Company signed a settlement agreement on July 07, 2008 with the Plaintiff. The Company has paid 60 percent of the settlement amount, but remains in default until the remaining balance is paid.

As of May 15, 2008, A&P and J. John Hager, are the attorneys of record for the Company in a case styled: Cause No: CIV-08-0395-HE; KAL Drilling Inc. v. EnDevCo Eureka, LLC. et al.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company filed Definitive Proxy Materials with the Securities and Exchange Commission on October 6, 2008. The Notice Date of this Proxy Statement is October 6, 2008. Proxy materials including the Proxy Statement, Proxy Ballot Card and the 2007 Form 10-K/A were mailed to all shareholders of record on or about October 6, 2008.

The Board of Directors of the Company fixed the close of business on September 12, 2008 as the record date for the determination of shareholders entitled to notice and to vote at the Annual Meeting. As of September 12, 2008, the Corporation had 71,941,353 outstanding shares of Common stock entitled to vote. In order for shares to be voted, they must have been held as of the record date.

The Board of Directors fixed Friday, October 31, 2008 as the date for the Annual Meeting of Shareholders, which was convened at 3000 Richmond Avenue, Suite 370, Houston, Texas 77098 at 9:30 A.M. local time.

The Items of Business brought before the shareholders for consideration that were approved are as follows:

  Elect two (2) directors to the Board of Directors for a term of three (3) years.
  Proposal to ratify of the appointment of Killman, Murrell & Company PC as the Corporation's independent accountants for fiscal 2008.
  Establishment of the Company's stock option plan at 10 million shares of common stock.

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

COMMON STOCK PRICE RANGE
Year	Quarter Ended	High Bid	Low Bid
2008	Dec 31	$ 2.99	$ 0.82
	Sep 30	$ 4.55	$ 2.05
	Jun 30	$ 5.55	$ 2.50
	Mar 31	$ 14.00	$ 2.00

2007	Dec 31	$ 3.00	$ 1.00
	Sep 30	$ 3.00	$ 1.00
	Jun 30	$ 6.00	$ 3.00
	Mar 31	$ 5.00	$ 2.00

2006	Dec 31	$ 5.00	$ 2.00
	Sep 30	$ 5.00	$ 2.00
	Jun 30	$ 10.00	$ 4.00
	Mar 31	$ 6.00	$ 3.00

On December 31, 2008, the last trading day of the year, the closing price for the Common Stock of the Company on the OTCBB was  $0.99.  Also on that date, there were approximately 6,300 stockholders of record of the Common Stock, including broker/dealers holding shares beneficially owned by their customers.

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

SALES OF UNREGISTERED SECURITIES DURING 2008

During the years ended December 31, 2008 and December 31, 2007, the Company issued unregistered securities in reliance upon exemptions from registration under the Securities Act of 1933 as amended (the "Act") as provided in Section 4(2) thereof. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in nor did the Company pay any commissions or fees to any underwriter in connection with any of these transactions. None of the transactions involved a public offering.

The Company issued stock in lieu of cash in transactions summarized as follows for the years ended December 31, 2008 and December 31, 2007. The Summary Compensation Table included as Item 10, "Executive Compensation", details the number of shares issued for compensation to each Company officer during the respective time period that they have been employed by the Company.

	December 31, 2008				December 31, 2007

Nature of Transaction	Common Stock	Preferred Stock	Amount		Common Stock	Preferred Stock	Amount
Salaries & Director's fees	--	(169,250)	$ (169,250)		--	157,500	$ 157,500
Other obligations	1,457,078	(70,900)	5,247,589	-	80,120	397,550	617,790
Total Issued for Services	1,457,078	(240,150)	$ 5,078,339	-	80,120	555,050	$ 775,290

Issued for Investment	--	--	--	-	--	--	--

Totals	1,457,078	(240,150)	$ 5,078,339		80,120	555,050	$ 775,290
	=========	=========	=========		=========	=========	=========

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

Internationally, the Company has identified several other exploration projects that carry significant upside potential (although at higher risk). The Company currently holds an interest in the Block XXIV in Peru. Our exploration teams are also evaluating other opportunities located in Canada, South America, North Africa and the Middle East.

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

Block XXIV, Peru - Following an extensive bidding process, a consortium including EnDevCo was awarded the exclusive concession to develop the Block XXIV prospect area located in northwest Peru. EnDevCo owns 20% of the consortium. Covering more than 276 thousand acres, the block contains both onshore and offshore prospects. The area is bracketed by recent discoveries to the immediate north (Olympic) and south (Olympic and Petrotech). The primary target horizon for the off shore area is the naturally fractured Amotape formation of Paleozoic age (quartzites, slates, etc.). This target formation boasts similar characteristics to those that have produced oil in the nearby Portachuelo Field and, more recently, the offshore San Pedro discovery. The reinterpretation of well logs using new technology indicates pay in target formation. Northwest Peru has solid infrastructure and substantial power demand, creating a ready-market for gas. For EnDevCo, the region represents an excellent opportunity for an integrated gas-to-power project.

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

The 12,000 acre fully unitized Field currently consists of 24 oil wells and 2 gas wells, 4 central collection and metering stages and 4 salt water disposal wells. As of December 31, 2008, the Field is producing 147 barrels of oil equivalent (BOE) per day comprised of 107 barrels of oil and 237 Mcf of gas.

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

The DeGolyer& MacNaughton proved reserves evaluation for the Short Junction Field as of December 31, 2008 is 22,238,644 barrels of oil equivalent as follows:

Reserves Classification	Gross Oil (Bbl)	Gross Gas (Mcf)
Proved Developed Producing	345,574	182,305
Proved Developed Non-producing	0	5,691,032
Proved Undeveloped	14,380,076	39,204,625
Total:	14,725,650	45,077,962

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

COMPARISON OF YEARS ENDED DECEMBER 31,

Line	Description	2008	2007
-
1	Revenues	$ 3,158,650	$ 1,785,259
2	Cost of Revenues	$ 1,347,417	$ 1,566,650
3	Costs and Expenses	$ 1,540,671	$ 2,116,314
4	General and Administrative Expense	$ 960,010	$ 1,126,152
5	Salaries and Wages	$ 522,191	$ 949,500
6	Shareholder Services	$ 58,470	$ 40,662
7	Other Income and (Expenses)	$ (4,399,855)	$ (3,625,018)
8	Interest and Other Income	$ 136,230	$ 86,608
9	Hedging Income(Loss)	$ 926,512	$ (1,595,010)
10	Write-off of Colombia option	$ (1,000,000)	--
11	Interest Expense	$ (2,197,307)	$ (2,116,616)
12	Round-up Shares	$ (2,465,380)	--
13	Lawsuit Settlement	$ 200,000	--

Analysis of Comparison

Line 1 - During 2008 the Company generated from the Short Junction property $2,859,232 in oil sales, $286,356 in gas sales and $13,072 from pipeline transmission. The overall revenue increase of $1,373,391 from 2007 consists of a $1,442,784 increase in oil revenue, a $50,497 decrease in gas sales and an $18,891 decrease in pipeline revenue. During 2007 the Company generated from the Short Junction property $1,416,448 in oil sales, $336,842 in gas sales and $31,969 from pipeline transmission. The overall revenue decrease of $133,925 from 2006 consists of a $194,782 decrease in oil production, a $75,177 increase in gas production and a $14,320 decrease in pipeline revenue.

	Years Ended December 31,
	2008	2007
Gross Production from Short Junction Property
Oil (Bbl)	40,236	29,872
Natural Gas (mcf)	42,085	73,370

Revenues
Oil	$2,859,232	$1,416,488
Natural Gas	$286,356	$336,842
Pipeline	$13,072	$31,969
TOTAL	$3,158,650	$1,785,259

Gross oil production from the Short Junction property increased by 10,364 barrels in 2008, when compared to 2007. The increase in production is directly attributable to the WSJ109StH well that was put into full production in March. Gross oil production from the Short Junction property decreased by 3,260 barrels in 2007, when compared to 2006. This lower production amount is primarily attributable to oil wells being taken out of service for work-over. As the Company shifts focus away from work-overs to drilling horizontal wells, management does not believe that this trend will continue in the coming year. During 2006, gross production from the Short Junction property natural gas wells increased by 14,378 mcf. This increase is primarily due to the fact that work-over on these wells were completed in 2006. Management expects production at this level from the wells in the future.

Line 2 - Cost of Revenues during 2008 and 2007 was primarily due to the costs of running the Short Junction property. In 2008, lease operating expenses were $733,570, as compared to $985,709 in 2007 and to $791,291 in 2006. The variations in lease operating expenses were the direct result of the Company's activity under the work-over program which peaked in 2007. In the future, the Company will focus on increasing production by drilling additional wells. Management expects lease operating expenses to increase as more wells are brought on line. Production taxes are a direct function of the gross production figures. In 2008, production taxes were $226,566.

Depreciation, depletion and amortization ("DD&A") of proved oil and gas properties is calculated under the units of production method, following the successful efforts method of accounting. For the year ended December 31, 2008, depletion of our proved oil and gas properties was $387,281 as compared to $454,740, for the year ended December 31, 2007.

Line 3 - Costs and Expenses overall decreased $575,643 during 2008 relative to those incurred in 2007. By comparison, Costs and Expenses overall were also decreased by $764,795 during 2007 over 2006. The detail explaining this increase is shown on lines 4 through 6 below.

Line 4 - General and Administrative Expense decreased by $166,142 in 2008 over the previous year. In 2007, General and Administrative Expense decreased by $834,773 over the previous year. As the management continues to implement its strategy for the Company, it will look to bring more resources in-house, reducing the need for external consultants.

Line 5 - Salaries and Wages decreased by $427,309 in 2008 due to lower salary expense and a write-down of accrued salaries. As management continues to implement its strategy for the Company, it will look to bring more resources in-house, which is expected to lead to increased salaries and wages in the future.

Line 6 - The increase in Shareholder Services costs of $17,808 is directly related to the reverse stock split completed in March.

Line 7 - Other Income and Expenses decreased overall by $774,837 in 2008 as compared to a decrease of $3,992,524 during 2007. The detail explaining this decrease is shown on lines 8 through 11 below.

Line 8 - Other Income during 2008 was $136,230 which was primarily due to the settlement of certain accounts apayable.

Line 9 - Hedging Loss during 2007 was $1,595,010 as compared to a gain of $926,512 in 2008. To mitigate revenue volatility associated with fluctuations in oil prices, the Company put in place certain swap arrangements. Any gain or loss under those instruments is a direct result of the changes in oil prices.

Line 10 - On September 25, 2003, the Company purchased from Harvest Production Company, LLC an option to participate in the acquisition and processing of 101 kilometers of 2D seismic, and a continuing option to participate on a joint venture basis in wells to be drilled after the interpretation of that seismic on their Rio Magdalena Association Contract comprising 58,546 hectares (144,600 acres) situated in the Upper Magdalena River region of Colombia. On June 25, 2005 the Company acquired an option from Harvest Production Company, LLC to purchase 50% of Seller's interest in the assets covered by the September 25, 2003 option, proven undeveloped reserves in the block and Seller's proprietary data previously acquired over the lease acreage described above, in consideration of the Company securing financing for development. This option expired on December 31, 2008 resulting in the write-off of $1 million of capitalized development costs.

Line 11 - During 2008 the Company incurred Interest Expense of $2,197,307. Short Junction Field note payable interest was $1,727,976. Interest on various outstanding obligations was $388,640. During 2007 the Company incurred Interest Expense of $2,116,616.

Line 12 - A one-time charge of $2,435,960 was taken for shares issued to shareholders following the reverse split of March 10, 2008 to round up each shareholder's position to a full lot.

Line 13 - In 2008 lawsuit settlement proceeds were $200,000 due to the settlement of the Basic Energy Services lawsuit.

LIQUIDITY AND CAPITAL RESOURCES

COMPARISON OF YEARS ENDED DECEMBER 31,

Sources and Uses of Cash
	2008	2007

Net cash provided by/(used in)
Operating activities	$ 1,496,510	$ (1,297,385)
Investing activities	$ (1,377,329)	(1,407,588)
Financing activities	$ (73,925)	$ 1,642,114
Increase/(decrease) in cash and cash equivalents	$ 45,256	$ (1,062,859)
	=========	=========

At December 31,
Cash and cash equivalents	$ 46,391	$ 1,135
	=========	=========

Cash Flow from Operating Activities

2008
Cash provided by operating activities total $1,496,510 in 2008, an increase of $2,793,895 when compared to 2007. During 2008, the Company shifted its focus away from its work-over program to increasing production by drilling additional wells, which resulted in lower operating costs and higher production and revenues. Additional factors contributing to the change in operating cash flow include:

  For the reasons discussed above, depletion expense decreased by $67,459 in 2008 with respect to 2007; and
  In 2008, salaries and wages were decreased by $258,059 over the previous year.

2007
Cash provided by operating activities totals $(1,297,385) in 2007, a decrease of $3,150,195 over 2006. Throughout 2007, the Company implemented a work-over program on the producing oil wells, which resulted in higher operating expenses and lower production and revenues. Additional factors contributing to the change in operating cash flow include:

  In 2006, the Company issued $1,628,300 in stock for consulting services as compared to $220,240 in 2007

  Interest expense increased by $952,577 in 2007 over 2006; and

  In 2006, the Company's accounts payable increased by $685,049 as compared to $135,172 in 2007.

Cash Flow from Investing Activities

2008
Cash used by investing activities total $1,377,329 in 2008, an increase of $30,259 when compared to 2007.

2007
Cash used by investing activities total $1,407,588 in 2007, a decrease of $13,909,997 when compared to the 2006 investment in the Short Junction Field project.

Cash Flow from Financing Activities

2008
Cash used by investing activities total $73,925 in 2008, an increase of $1,716,784 when compared to 2007.

2007
Cash provided by financing activities total $1,642,114 in 2007, a decrease of $12,874,946 when compared to 2006 due to the borrowing required to close the Short Junction Field acquisition.

Directors and Officers Compensation

The Company currently has limited cash reserves and cash flow from operations. Until December 31, 2005 the Company's Directors and Officers received compensation payment in Series A Preferred stock in lieu of cash consideration for managing the Company. Beginning January 1, 2006, Officer salaries have been accrued.

In an effort to improve the Company's balance sheet, on September 30, 2008 the Company's employees and Directors were issued restricted shares of common stock as payment in kind for accrues salaries and Director's fees. 683,909 shares were issued at the closing price of the stock on September 30, 2008 ($2.70 per share) to settle accrued salaries and Director's fees in the amount of $1,846,556.

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

The Company staff carried out an evaluation, under the supervision and with the participation of Company management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of December 31, 2008. The Chief Executive Officer and the Chief Financial Officer have determined that, as a result of the implementation of the remediation plan described below, our disclosure controls and procedures were effective on December 31, 2008 to ensure that information required to be disclosed by us in reports that we file or submitted under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Company management, based upon the substantial work performed during the preparation of this amended report on Form 10-K, has concluded that information we are required to disclose in under the Exchange Act was accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow decisions regarding required disclosures on this Form 10-K.

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

In order to evaluate the effectiveness of our internal control over financial reporting as of December 31, 2008, as required by Section 404 of the Sarbanes-Oxley Act of 2002, management conducted an assessment, including testing, based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management has reported to the Audit Committee the identification of one material weakness (as such term is defined under the Public Company Accounting Oversight Board Auditing Standard No. 2) in internal control over financial reporting.

Management Identified Material Weakness

The Company failed to timely file a current report on Form 8-K upon the occurrence of the Default Notice and Acceleration Notice under the Credit Agreement with GasRock, and the July 22, 2008 Limited Forbearance Agreement pursuant to which Gas Rock agreed to refrain from pursuing remedies for a limited time.

Additionally, the Company's Form 10-Q for the quarter ended March 31. 2008, filed on May 15, 2008, and the Company's Form 1O-Q for the quarter ended June 30, 2008, filed on August 19, 2008, (i) did not disclose the above matters, (ii) continued to report the $13.6 million balance of the Credit Agreement note payable as a noncurrent liability, and (iii) represented under Item 3 in Part II of these filings that there were no events of default. These matters were disclosed on a current report on Form 8-K that the Company filed on October 28, 2008. The management has determined that this failure to timely report these events constitutes a material weakness.

Remediation Plan

The Company's management has taken measures to enhance the ability of our systems of disclosures controls and procedures to timely identify and respond to changes in securities filing regulations that are applicable to us, which management believes will remedy this material weakness. The Company has adopted a new policy whereby future matters of any nature with a lender, notwithstanding the probability of occurrence or the extent of any potential penalties, are to be immediately submitted to the Company's securities lawyer and auditor for consultation. This remediation plan was implemented as of December 3, 2008.

Based on its evaluation, because of the implementation of the remediation plan described above, management concluded that effective internal control over financial reporting was maintained as of December 31, 2008, based on the specified criteria. Correcting the identified material weaknesses, continuously strengthening our internal controls and financial reporting capabilities are our highest priorities. The Company's management and audit committee are committed to a sound internal control environment and will continue a review of all internal and disclosure controls to include our information technology and financial reporting systems to strengthen and improve them.

The changes described above are the only changes in the Company's internal controls over financial reporting for the fiscal quarter ended December 31, 2007, that have materially affected or are reasonably likely to materially affect the Company's internal controls over financial reporting.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The following table sets forth the directors and executive officers of the Company.

Name	Age	Title
Richard G. Boyce	52	Director - Chief Operating Officer
John A. Brush	51	Director
Frederick Cedoz	33	Director
Charles R. Close	48	Director
Chris A. Dittmar	61	Director - Chief Executive Officer, Corporate Secretary
Joseph Lessard	43	Chief Financial Officer, Vice President Americas
At the Annual Shareholder Meeting held on September 12, 2003 the shareholders approved a proposal to establish staggered terms of service for Board of Director members and to increase the number of members of the Board of Directors to five (5). The shareholders approved the following: two (2) members to serve three (3) years; Richard G. Boyce and Chris A. Dittmar, two (2) members to serve two (2) years; John A. Brush and Charles R. Close and one (1) member to serve one (1) year. At the Annual shareholder Meeting held on October 30, 2006 the shareholders re-elected Richard G. Boyce and Chris A. Dittmar to each serve a three (3) year term. At the Annual Shareholder Meeting held on October 26, 2007 the shareholders elected Frederick Cedoz to serve a three (3) year term. At the Annual Shareholder Meeting held on October 31, 2008 the shareholders re-elected Charles R. Close and John A. Brush to each serve a three (3) year term. Once elected, Directors hold office until their term of service expires or until successors are elected and qualified. Officers serve at the discretion of the Board of Directors.

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

John A. Brush -Independent Director: Mr. John A. Brush is currently serving a three year term as a non-executive independent Director of the Corporation. Mr. Brush brings the experience of a distinguished twenty-two year career in oil and gas law to the Board of Directors.

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

John A. Brush graduated from the South Texas College of Law, Houston, Texas with a Juris Doctor Degree. Mr. Brush completed his undergraduate studies at the University of Michigan, receiving a Bachelor of Arts degree in Political Science. Mr. Brush has been admitted to the State Bar of Texas and is a member of the American Bar Association and the Houston Bar Association. He is also a member of the American Corporate Counsel Association, the American Association of Professional Landmen, the Association of International Petroleum Negotiators, the Natural Gas Association of Houston and New Orleans and the Houston Producers Forum.

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

Charles R. Close - Independent Director: Mr. Charles R. Close is currently serving a three year term as a non-executive independent director of the Corporation. Mr. Close brings the experience of a distinguished career in accounting and taxation expertise specific to the energy business to the Board of Directors.

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

Mr. Dittmar graduated from Cleveland State University, Cleveland, Ohio with a Juris Doctor degree. Mr. Dittmar completed his undergraduate studies at Iowa State University graduating with a Bachelor of Science in Economics and Finance. He is an active member in the Association of International Petroleum Negotiators and the World Affairs Council of Houston.

Joseph Lessard has joined EnDevCo, Inc. as Chief Financial Officer and Vice President Americas as of February 25, 2008. Mr. Lessard has acquired 18 years of extensive financial and business development experience in energy development and power plant operations primarily in emerging markets.

Most recently, Mr. Lessard served as Vice President, Americas for Globeleq, Inc. ("Globeleq") where he led that Company's business development activities in Latin America. He was one of the driving forces behind the conception and formation of Globeleq in June 2002. In 2007, Globeleq successfully sold it Latin American portfolio. The proceeds of this sale, together with distributions to date, totalled more than three times Globeleq's original investment.

Under his direction, Globeleq successfully entered the power markets in Peru, Bolivia, Chile and Argentina. Mr. Lessard was directly responsible for originating, negotiating and closing a greenfield development project and four merger and acquisition transactions representing over $300 million dollars. He also arranged several bond and bank financings totalling $200 million dollars. In August 2002, he successfully placed the largest single bond issuance to date in Peru and the first ever by a holding company. In 2004, he completed the first bond issued by a branch company in Bolivia.

In 1999, together with two other principals, Mr. Lessard formed Hart Energy International ("HEI") to pursue a contrarian strategy of aggregating emerging market power assets. The principals of HEI accurately interpreted market trends that forecast a pending exodus by large energy companies from emerging markets and reasoned that high quality assets would be available at steep discounts. In line with their strategy, Mr. Lessard negotiated the exclusive right to buy Entergy's Latin American portfolio, including positions in Peru, Chile and Argentina. The Entergy transaction was closed in 2002, paving the way for the launch and success of Globeleq as the vehicle for implementing the HEI strategy.

From 1994 to 1999, Mr. Lessard was Regional Managing Director of Coastal Power Company, where he managed regional business units in the United States' Northeast region and Southeast Asia. As Regional Managing Director, Mr. Lessard had full profit-loss responsibility for the region, including business development, asset management and plant operations. In the United States' Northeast, he managed three power plants and successfully acquired a fourth. In Southeast Asia, Mr. Lessard established offices in Bangkok, Jakarta and Manila and successfully secured power projects in Thailand and Indonesia. Prior to his role as Regional Managing Director, he negotiated commercial agreements for Coastal Power's Central America and South East Asia operations.

Between 1987 and 1992, Mr. Lessard served as a nuclear-qualified officer onboard the U.S.S. Alabama, a trident-class nuclear submarine. During that time, he served as Reactor Controls Assistant, Damage Control Assistant and Quality Assurance Officer.

Mr. Lessard received his Masters in Business Administration degree from Texas A&M University, College Station, Texas. Mr. Lessard also completed his undergraduate studies at Texas A&M University, earning a Bachelor of Science degree in Electrical Engineering. He currently serves on the Board of Visitors advisory committee for the Corps of Cadets at Texas A&M University.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Richard G. Boyce, John A. Brush, Charles R. Close, Chris A. Dittmar, Joseph Lessard and Larry Swift all filed FORM 5 reports during 2008 concerning receipt of preferred and common stock as compensation from the Company.

ITEM 11. EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

Beginning in August 2002, Director's annual compensation has been set at $30,000, such compensation is accrued.

EXECUTIVE COMPENSATION

Executives have no 401(k) or retirement plan through the Company.

The following table reflects executive officer compensation for services to the Company for the year ended December 31, 2008.

SUMMARY COMPENSATION TABLE
ANNUAL COMPENSATION					LONG TERM COMPENSATION
NAME/POSITION	YEAR	SALARY	BONUS	TOTAL	RESTRICTED STOCK	SECURITIES	LTIP	OTHER
	-	-	-	CMPSN	AWARDS	OPTIONS/SARS	PAYOUTS	-

Richard G. Boyce / COO	2008	$ 240,000 (1)(2)	-----	$ 240,000
	2007	$ 240,000 (2)	-----	$ 240,000	-----	-----	-----	-----
Chris A. Dittmar / CEO	2008	$ 240,000 (1)(2)		$ 240,000
	2007	$ 240,000 (2)	-----	$ 240,000	-----	-----	-----	-----
Larry Swift / CFO/Controller	2008	$ 120,000 (2)(3)	-----	$ 120,000	-----	-----	-----	-----
	2007	$ 144,000 (2)	-----	$ 144,000	-----	-----	-----	-----
Joseph Lessard / CFO	2008	$ 75,000 (1)(2)	-----	$ 75,000	-----	-----	-----	-----
	2007	-----	-----	-----	-----	-----	-----	-----

(1) 2008 fourth quarter salary for Mr. Boyce, Mr. Dittmar and Mr. Lessard was accrued.

(2) Salaries accrued from January 1, 2006 through September 30, 2008 for Mr. Boyce, Mr. Dittmar, Mr Lessard and Mr. Swift were paid-in-kind with XX shares of common stock priced at the closing price on that date of $2.70 per share.

(3) October 2008 salary for Mr. Swift was accrued.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of January 30, 2009, with respect to the beneficial ownership of shares of Common stock by (i) each person who is known to the Company to beneficially own more than 5% of the outstanding shares of Common stock, (ii) each director of the Company, (iii) each officer of the Company and (iv) all officers and directors of the Company as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address* of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class

Common Stock	Richard G. Boyce - Director, Chief Operating Officer	14,583,002	20.7%
Common Stock	John A. Brush - Director	1,744,444	2.5%
Common Stock	Frederick Cedoz - Director	375,000	0.5%
Common Stock	Charles R. Close - Director	1,244,204	1.8%
Common Stock	Chris A. Dittmar - Director, Chief Executive Officer	11,209,502	15.9%
Common Stock	Joseph Lessard - Chief Financial Officer, VP Americas	908,551	1.3%
Common Stock	Larry Swift - Chief Financial Officer/Controller	3,270,130	4.6%

* The address for all Officers and Directors is Three Riverway, Suite 825, Houston, TX 77056.

All Officers and Directors of the Company as a group hold 33,334,833 shares of Common stock, which represents 47.3% of the total outstanding shares of Common stock. As of the date of this report, the Company knows of no arrangement or understanding that will result in a change of control within the Company.

As of March 31, 2008, the Company had no outstanding shares of preferred stock.

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

As of April 11, 2006, Open Choke Energy Partners No. 1, LP and Chris A. Dittmar contributed $3,000,000 in equity to EnDevCo Eureka, LLC (Eureka) in order for EnDevCo Eureka to complete its purchase of the Short Junction Field in Oklahoma. EnDevCo Eureka is owned 55% by EnDevCo, Inc., 30% by Open Choke Energy Partners and 15% by Chris A. Dittmar. Open Choke Energy Partners is a related party managed by Campbell Evans. The Company entered into an advancing term credit agreement for $30,000,000 on April 13, 2006 through its subsidiary EnDevCo Eureka, LLC with GasRock Capital, LLC to fund the purchase of the Short Junction Field. The note is secured by all of EnDevCo Eureka's assets and certain personal assets owned by Chris A. Dittmar, CEO of the Company. EnDevCo Eureka's assets are cross-collateralized on a $3,469,000 loan made by GasRock Capital, LLC to Alliance Energy Corporation (AEC), a related party. This loan is currently in default, with interest only payments being made.

On June 5, 2007, EnDevCo entered into a farm-out agreement with an effective date of September 5, 2007, with AEC, whereby AEC paid all costs to drill an initial well (the WSJU #109StH, which is in production at the time of filing this report) and up to three future development wells. On June 30, 2008, the parties agreed to terminate the farm-out agreement thereby cancelling AEC's right to drill three future wells and transferring 100 percent ownership of the WSJU #109StH well to EnDevCo effective March 1, 2008. In consideration, EnDevCo agreed to assume approximately $5.7 million in liabilities resulting from the drilling of the WSJU #109StH well.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal accountant fees during 2008 were $121,359. Services provided were limited to annual audit and quarterly reviews.

ITEM 15. EXHIBITS

1. Exhibits:
See index to Exhibits beginning on page 45 of this report.

2. Form 8-K.

The following details the events reported in Fiscal 2008 on Form 8-K. Each filing is incorporated herein by reference.

Report Date	Description
3/12/2008	Item 3.03 - Material Modifications to Rights of Security Holders. 1 for 100 reverse split effective 03/10/2008
3/12/2008	Item 3.03 - Amendments to Articles of Incorporation. 1 for 100 reverse split effective 03/10/2008
10/24/2008	Item 1.01 - Entry into Definitive Material Agreement. Execution of Limited Forbearance Agreement Dated 7/22/2008.
10/24/2008	Item 2.04 - Triggering Events that Accelerate or Increase a Direct Financial Obligation or an Obligation under an Off-balance Sheet Arrangement. Receipt of Notice of Acceleration dated 4/16/2008.

SIGNATURES

In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 15, 2009.

EnDevCo, Inc.

CHRIS A. DITTMAR
CHRIS A. DITTMAR
CHIEF EXECUTIVE OFFICER AND DIRECTOR

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated:

RICHARD G. BOYCE	JOHN A. BRUSH	FREDERICK CEDOZ
RICHARD G. BOYCE	JOHN A. BRUSH	FREDERICK CEDOZ
CHIEF OPERATING OFFICER AND DIRECTOR	DIRECTOR	DIRECTOR
April 15, 2009	April 15, 2009	April 15, 2009

CHARLES R. CLOSE	CHRIS A. DITTMAR	JOSEPH LESSARD
CHARLES R. CLOSE	CHRIS A. DITTMAR	JOSEPH LESSARD
DIRECTOR	CHIEF EXECUTIVE OFFICER AND DIRECTOR	CHIEF FINANCIAL OFFICER
April 15, 2009	April 15, 2009	April 15, 2009

FINANCIAL STATEMENTS
(RE: PART II. ITEM 7)
EnDevCo, Inc. and Subsidiaries
Table of Contents
DECEMBER 31, 2008

Description	Page
Report of Independent Registered Public Accounting Firm	28
Consolidated Balance Sheets	29
Consolidated Statements of Operations	30
Consolidated Statements of Changes in Shareholders' Deficit	31
Consolidated Statements of Cash Flows	32
Notes to Consolidated Financial Statements	33

Killman, Murrell & Company, P.C.
Certified Public Accountants

1931 E. 37th Street, Suite 7	3300 N. A Street, Bldg. 4, Suite 200	2626 Royal Circle
Odessa, Texas 79762	Midland, Texas 79705	Kingwood, Texas 77339
(432) 363-0067	(432) 686-9381	(281) 359-7224
Fax (432) 363-0376	Fax (432) 684-6722	Fax (281) 359-7112

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
EnDevCo, Inc.
Three Riverway, Suite 825
Houston, Texas 77056

We have audited the accompanying consolidated balance sheets of EnDevCo, Inc. as of December 31, 2008 and 2007 and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EnDevCo, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended, in conformity with United States generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the consolidated financial statements, the Company has a significant working capital deficit, has recognized significant operating losses in each of the years in the three year period ended December 31, 2008, and will need significant amounts of investment funds to fully develop its oil and gas leases. Management's plans in regard to these matters are described in Note 11. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/KILLMAN, MURRELL & COMPANY, P.C.
April 3, 2009
Odessa, Texas

EnDevCo, Inc. and Subsidiaries
Consolidated Balance Sheets
	December 31,
	2008	2007

ASSETS
Current Assets
Cash	$ 46,319	$ 1,135
Accounts Receivable	111,676	131,662
Accounts Receivable - Joint	3,616	27,715
Accounts Receivable - Other	163,329	71,393
Prepaid Expense	3,068	3,687
Other - Hedging	-	-
Total Current Assets	328,080	235,592

Property and equipment
Oil and Gas Properties and Equipment under Full Cost Method	24,123,599	19,592,274
Less Accumulated Depletion	(1,227,521)	(840,240)
Net Property and Equipment	22,896,078	18,752,034
Total Assets	$ 23,224,158	$ 18,987,626
	==========	==========
LIABILITIES
Current Liabilities
Accounts Payable	$ 4,728,580	$ 3,374,556
Cash Overdraft	--	27,538
Accrued Liabilities	1,177,001	2,370,013
Hedging Liability	--	1,471,334
Revenue Payable	55,658	31,435
Taxes Payable	274,738	258,432
Payable to Related Party	4,556,054	20,548
Notes Payable - Current	$ 13,423,221	--
Notes Payable - Related Party	--	--
Total Current Liabilities	24,215,252	7,553,856

Non-current Liabilities
Notes Payable	--	13,373,910
Notes Payable - Related Party	1,813,224	1,813,224
Total Long Term Liabilities	1,813,224	15,187,134
Total Liabilities	26,028,476	22,740,990

Minority Interest	3,000,000	3,000,000
STOCKHOLDERS' DEFICIT
"Series A" Convertible Preferred Stock
10,000,000 shares authorized, $0.01 par value,	--	68,701
0 Shares Outstanding December 31, 2008
6,870,070 Shares Outstanding December 31, 2007
Common Stock
500,000,000 shares authorized, without par value,	43,596,206	38,474,092
70,329,239 Shares Outstanding December 31, 2008
2,572,951 Shares Outstanding December 31, 2007
Additional Paid in Capital	6,826,296	6,801,370
Retained Deficit	(56,226,820)	(52,097,527)
Total Stockholders' Deficit	(5,804,318)	(6,753,364)
Total Liabilities and Stockholders' Deficit	$ 23,224,158	$ 18,987,626
	==========	==========

The accompanying notes are integral part of the consolidated financial statements.

EnDevCo, Inc. and Subsidiaries
Consolidated Statements of Operations
	Years Ended December 31,
	2008	2007

	_______________________	_______________________
Revenues
Oil Sales	$ 2,859,232	$ 1,416,448
Gas Sales	286,345	336,842
Pipeline Transmission	13,072	31,969
Total Revenues	3,158,650	1,785,259

Cost of Revenues
Lease Operating Cost	733,570	985,709
Production Taxes	226,566	126,201
Depletion	387,281	454,740
Total Cost of Revenues	1,347,417	1,566,650
Gross Profit	1,811,233	218,609

Costs and Expenses
General and Administrative	960,010	1,126,152
Salaries and Wages	522,191	949,500
Shareholder Services	58,470	40,662
Total Costs and Expenses	1,540,671	2,116,314
Net Loss from Operations	270,562	(1,897,705)

Other Income and Expenses
Interest and Other Income	136,230	86,608
Lawsuit Settlement	200,000	--
Hedging Income(Loss)	926,512	(1,595,010)
Write-off of Colombia Option	(1,000,000)	--
Shareholder Roundup Expense	(2,465,380)	--
Interest Expense	(2,197,307)	(2,116,616)
Total Other Income(Expenses)	(4,399,855)	(3,625,018)
Net Loss	$ (4,129,293)	$ (5,522,723)
	===========	===========

Basic and Diluted Loss Per Common Share	$ (0.08)	$ (2.14)
Weighted Average Number of Common Shares
Used in Basic Loss Per Share Calculations	54,240,058	2,572,950
	=============	=============

The accompanying notes are integral part of the consolidated financial statements.

EnDevCo, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Deficit
For the Years Ended December 31, 2008 and 2007

	Preferred Stock		Common Stock		Additional	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Paid-In-Capital	Deficit	Equity

Balance, December 31, 2006	6,315,021	$ 63,151	2,492,831	$ 38,253,852	$ 6,251,870	$ (46,574,804)	$ (2,005,931)

Issuances of preferred shares:
For Salaries & Directors Fees	157,500	1,575			155,925		157,500
For Company Obligations	397,550	3,975			393,575		397,550
Issuance of common shares:
For Company Obligations			80,120	220,240			220,240
Net Loss	__________	__________	__________	__________	_________	(5,522,723)	(5,522,723)

Balance, December 31, 2007	6,870,071	$ 68,701	2,572,951	$ 38,474,092	$ 6,801,370	$ (52,097,527)	$ (6,753,364)
	========	========	========	========	========	========	========

Return of preferred shares due to revision of cost estimates	(244,250)	(2,442)			(241,808)		(244,250)
Issuance of preferred shares for services and accrued liability	4,100	41			266,809		266,850
Conversion of preferred shares to common	(6,629,921)	(66,300)	66,299,210	66,300			-

Issuance of common shares
For Shareholder Roundup			493,076	2,465,380			2,465,380
For Services			158,393	341,531			341,531
For Company Obligations			805,609	2,248,828			2,248,828
Net Loss	__________	__________	__________	__________	_________	(4,129,293)	(4,129,293)

Balance, December 31, 2008	-	$ -	70,329,239	$ 43,596,131	$ 6,826,371	$ (56,226,820)	$ (5,804,318)
	========	========	========	========	========	========	========

The accompanying notes are integral part of the consolidated financial statements.

EnDevCo, Inc. and Subsidiaries
Consolidated Statements of Cash flows

	Years Ended December 31,
	2008	2007

Cash flows from operating activities:
Net loss	$ (4,129,293)	$ (5,522,723)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Issuance of stock for expenses		555,050
Issuance of stock for consulting & salaries	289,131	220,240
Issuance of stock for shareholder roundup	2,465,380	--
Depletion	387,281	454,740
Hedging activity	(1,471,334)	1,501,167
Amortization of net debt discount	123,236	123,236
Write-off of Colombia option	1,000,000	--
Changes in assets and liabilities
Accounts receivable	19,986	(24,242)
Accounts receivable - joint	24,099	--
Accounts receivable - other	(91,936)	--
Revenue payable	24,223	2,434
Accounts payable	2,669,934	135,172
Cash overdraft	(27,538)	27,538
Accrued liabilities	196,416	1,237,540
Taxes payable	16,308	16,262
Other	619	(23,799)
Net cash provided by operating activities	1,496,510	(1,297,385)

Cash flows from investing activities:
Purchase of oil and gas property	(5,847,235)	(1,407,588)
Payable to related parties	4,469,906	--
Net cash used by investing activities	(1,377,329)	(1,407,588)

Cash flows from financing activities:
Note payable payment		(216,483)
Increase in notes payable	(73,925)	1,858,597
Net cash provided by financing activities	(73,925)	1,642,114
Net increase in Cash	45,256	(1,062,859)

Cash and cash equivalents
Cash Balance, Begin Period	1,135	1,063,994
Cash Balance, End Period	$ 46,391	$ 1,135
	===========	===========
Supplemental Cash Flow information
Cash paid for interest	$ 2,046,220	$ 1,670,134
Stock issued to settle labilities	$ 2,323,828	$ --
Conversion of Preferred shares	$ 66,375	$ --
Reclassification of accounts payable	$ 1,315,910	$ --
Payable to Related Party	$ 76,673	$ --
	===========	===========

The accompanying notes are integral part of the consolidated financial statements.

EnDevCo, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
December 31, 2008

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

Derivative Instruments - The Company makes limited use of derivative instruments. The Company does not engage in speculative derivative activities or derivative trading activities nor does it use derivatives with leverage features. When the Company does enter into derivative transactions, it is to offset exposures associated with hydrocarbon prices that arise from existing assets, liabilities and transactions. The gains and losses resulting from changes in the fair value of derivatives are recorded in operations. The company had no outstanding derivatives as of December 31, 2008. The estimated fair value of derivatives outstanding and recorded on the balance was a net payable of $1,471,334 at December 31, 2007. This was the amount that the Company would have paid to, or received from, third parties if these derivatives had been settled in the open market. The Company recognized a before tax gain of $926,512 related to the hedging derivative during 2008 as compared to a pre-tax loss of $1,595,010 in 2007. These amounts are in the financial statements and approximate their fair values.

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

Abandonments of properties are accounted for as adjustments of capitalized costs with no loss recognized, except for abandoned leases located outside of the United States. The Company recognized a $1,000,000 loss on an expired foreign lease option in December 2008.

Depletion expense for the years ended December 31, 2008 and 2007 was $387,281 and $454,740, respectively.

EnDevCo, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
December 31, 2008

NOTE 1 - Summary of Significant Accounting Policies (cont)

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

Long-Lived Assets -- The Company routinely evaluates the carrying value of its long-lived assets. The Company records impairment losses when events or circumstances indicate that a long-lived asset's carrying value may not be recovered.

Reclassifications -- Certain amounts included in the financial statements for 2007 have been reclassified to comply with 2008 presentation.

Newly Issued Accounting Pronouncements - In July 2006, the FASB issued Interpretation No. 48 (FIN 48) "Accounting for Uncertainty in Income Taxes," which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the recognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The provisions of FIN 48 are effective in the current fiscal year for the Company. The adoption of FIN 48 did not have a material impact on the Company's financial statements.

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

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and requires additional disclosures about fair value measurements. This statement does not require any new fair value measurements, but the application of this statement could change current practices in determining fair value. The adoption of this guidance did not have any material impact on the Company's consolidated financial position and results of operations.

EnDevCo, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
December 31, 2008

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

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Instruments."This statement provides an election, on an instrument by instrument basis, to measure at fair value an entire hybrid financial instrument that contains an embedded derivative requiring bifurcation, rather than measuring only the embedded derivative on a fair value basis. This statement also eliminates an exception from the requirement to bifurcate an embedded derivative feature from beneficial interests in securitized financial assets. The Company has used this exception for investments the Company has made in securitized financial assets in the normal course of operations, and thus has not previously had to consider whether such investments contain an embedded derivative. The new requirement to identify embedded derivatives in beneficial interests will be applied on a prospective basis only to beneficial interests acquired, issued, or subject to certain remeasurement conditions after the adoption of the guidance. The Company adopted this guidance effective January 1, 2007. The Company's adoption of this guidance did not have a material effect on the Company's consolidated financial position or results of operations.

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
December 31, 2008

NOTE 2 - Non-monetary Stock Transactions

Included in the Company's consolidated statement of operations for the years ended December 31, 2008 and 2007 were expenses that were paid with Company stock. The Company issued stock in lieu of cash in transactions summarized as follows for the years ended December 31, 2008 and 2007. See Item 13 Certain Relationships and Related Transactions at page 24 and Note 8 to these financial statements at page 41.

	December 31, 2008			December 31, 2007
	Common	Preferred	Value	Common	Preferred	Value
For Salaries	--	(169,250)	$ (169,250)	--	157,500	$ 157,500
Other Obligations	1,457,078	(70,900)	5,247,589	80,120	397,550	617,790
	_________	________	__________	_________	________	_________
Total	1,457,078	(240,150)	$ 5,078,339	80,120	555,050	$ 775,290
	========	=======	=========	========	=======	========

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

On April 20, 2008, all of the outstanding preferred shyares were converted to common shares at the subscribed 10 to 1 ratio. As of December 31, 2008, there were no preferred shares outstanding. As of December 31, 2007 there were 6,870,071 preferred shares outstanding, and the following describes preferred stock activity in 2008:

- The Company had previous issued 244,250 shares of preferred stock in prior years for wages and services. In 2008, these shares were returned to the Company and the returned shares were treated as correcting a previous expense estimate. As a result, $169,250 of salaries and $75,000 of consulting services expenses were reversed, which were the originally recorded expense amounts.
- The Company issued 4,100 shares of preferred stock for services valued at $266,850. Valuation of these preferred shares were based on their converted value as of April 20, 2008.

On March 10, 2008, the Company effected a 1 for 100 reverse stock split of its common stock. The Board of Directors' resolution included the following provision:

"RESOLVED, that no fractional shares or less than an even hundred round lot of common stock shall be issued as a result of the Reverse Split."

This provision has the effect of altering the ownership percentage of each shareholder. The outstanding number of common shares on March 10, 2008, was 257,295,087 which would convert to 2,572,951 shares of common stock, except that all shareholders are to receive even one hundred share lots. The rounding up of split shares to one hundred share lots resulted in an additional 493,076 shares of common stock being issued, with a fair value of $2,465,380 (March 11, 2008, opening trading value $5.00). The fair value of the extra common shares issued was recognized as a charge to operations in March, 2008. The consolidated statement of changes in stockholders' deficit, the weighted average number of common shares outstanding reflected in the statements of operations and the loss per share have been restated to reflect the reverse stock split.

EnDevCo, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
December 31, 2008

NOTE 4 - Commitments and Contingencies

Legal Proceedings for the Year Ended December 31, 2008:

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

The case went to trial and the jury's verdict was that Mr. Askari was not entitled to any compensation and that judgment was entered on January 11, 2008. All of Mr. Askari's post trial motions to date have been unsuccessful; however, he filed notice of appeal. Appellate briefs have been filed by both parties and oral arguments are to be heard on May 7, 2009 by the 14th Court of Appeals.

A&P are the attorneys of record for the Company in a case styled: Cause No: CJ 07 1859 L; Basic Energy Services, LP v. EnDevCo Eureka, LLC. et al.

Basic Energy Services has filed a breach of contract case claiming EnDevCo Eureka, LLC (the Defendant) has not paid for goods and services, totaling $1,315,910, that are in dispute between the parties. Following a review of all disputed invoices, the Company signed a settlement agreement on July 07, 2008 with the Plaintiff. The Company has paid 60 percent of the settlement amount, but remains in default until the remaining balance is paid.

As of May 15, 2008, A&P and J. John Hager, are the attorneys of record for the Company in a case styled: Cause No: CIV-08-0395-HE; KAL Drilling Inc. v. EnDevCo Eureka, LLC. et al.

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
December 31, 2008

NOTE 4 - Commitments and Contingencies (cont)

Concentrations of Credit Risk

The Company has financial instruments that are exposed to concentrations of credit risk and consist primarily of cash and accounts receivable. The Company routinely maintains cash and temporary cash investments at certain financial institutions in amounts substantially in excess of FDIC insurance limits; however, management believes that these financial institutions are of high quality and the risk of loss is minimal. At December 31, 2008, the Company had no cash balances in excess of the FDIC limits. The accounts receivable represent balances due from oil and gas purchasers and are collected within thirty (30) days.

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

NOTE 5 - Earnings Per Share

The following reconciles the components of the earnings per share (EPS) computation:

	2008			2007
	(Loss)	Common Shares	Loss Per Share	(Loss)	Common Shares	Loss Per Share
Net Income	$(4,129,293)	54,240,058	$(0.08)	$(5,522,723)	2,572,950	$(2.15)

Preferred Stock shares were not included in the calculation of diluted EPS for 2007 and 2006.

EnDevCo, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
December 31, 2008

NOTE 6 - Income Taxes

The provision for income taxes has been calculated based on federal statutory rates of 34%.

	Years ended December 31,
	2007	2007
Income tax benefit calculated
using the statutory rates	$ 1,403,960	$ 1,877,726
Non-deductible expenses	(1,279,875)	(53,550)
Changes in valuation allowance	(124,085)	(1,824,176)
	$ --	$ --
	==========	==========
Temporary differences, which give rise to deferred tax assets and liabilities are as follows:
	Years ended December 31,
	2008	2007
Deferred Tax Liabilities:
Oil and Gas Properties	$(3,987,704)	$(1,957,931)
	(3,987,704)	(1,957,931)
Deferred Tax Asset:
Hedging Activity	--	500,254
Officer Salaries	70,380	497,760
Operating losses	18,679,875	15,598,383
Total Deferred Tax Asset	14,762,551	14,638,466
Valuation allowance	(14,762,551)	(14,638,466)
	___________	___________
	$ --	$ --
	==========	==========

Net operating losses are subject to IRS Sec 382 limitations because of greater than 50% ownership changes in 1997, 2002 and 2008. Unused net operating losses may be carried forward for 20 years from the year incurred and affect future income subject to IRS Sec 382 limitations. Because of the uncertainty of realization, the Company's management established a valuation allowance equal to the deferred tax asset.

EnDevCo, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
December 31, 2008

NOTE 7 - Note Payable - GASROCK CAPITAL LLC

The Company entered into an advancing term credit agreement for $30,000,000 on April 13, 2006 through its subsidiary EnDevCo Eureka, LLC with GasRock Capital, LLC to fund the purchase of the Short Junction Field in Cleveland County Oklahoma. This agreement was increased to $50,000,000 on April 2, 2007. The balance at December 31, 2008 was $13,423,221, net of debt discount of $41,077, and the Company paid interest of $1,957,294 for the year ended December 31, 2008. The note is secured by all of EnDevCo Eureka's assets and certain personal assets owned by Chris A. Dittmar, CEO of the Company. EnDevCo Eureka's assets are cross-collateralized on a $3,469,000 loan made by GasRock Capital, LLC to Alliance Energy Corporation, a related party. This loan is currently in default, with interest only payments being made.

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

The Forbearance is subject to the following conditions to be fulfilled:

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

EnDevCo, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
December 31, 2008

NOTE 8 - Note Payable - Long Term - Related Party

The Company has three long term notes payable totaling $1,813,224. All three notes accrue interest at the LIBOR monthly average coupon rate (1.90%) at December 31, 2008. The first two notes are in the amounts of $363,224 and $950,000 respectively and are due and payable December 31, 2009. The third note is in the amount of $500,000 and is due and payable June 30, 2009. The maker of this note consists of the following related parties managed by Campbell Evans: OCE Partners, LLC, and OCE Interests, LLC; and OCE Advisors, LLC, managed by Chris A. Dittmar. All notes are unsecured.

NOTE 9 - Interest and Other Income

Interest Income during 2008 was $76 which was earned from the Company's money market account. Other Income of $336,320 resulted from favorable settlements of outstanding payable balances at less than carrying values.

NOTE 10 - Payable to Related Party

 On June 5, 2007, EnDevCo entered into a farm-out agreement with an effective date of September 5, 2007, with Alliance Energy Corporation (AEC), a related party, whereby AEC paid all costs to drill an initial well (the WSJU #109StH, which is in production at the time of filing this report) and up to three future development wells. On June 30, 2008, the parties agreed to terminate the farm-out agreement thereby cancelling AEC's right to drill three future wells and transferring 100 percent ownership of the WSJU #109StH well to EnDevCo effective March 1, 2008. In consideration, EnDevCo agreed to assume approximately $5.7 million in liabilities resulting from the actual cost of drilling the WSJU #109StH well.

At December 31, 2008, the amount payable to Alliance is $4,556,054.

NOTE 11 - Going Concern

The Company has reported operating losses aggregating $9,877,016 for the two (2) year period ended December 31, 2008. At December 31, 2008, the consolidated balance sheet reported a working capital deficit of $23,887,172. The Company must raise significant amounts of cash to pay its current liabilities and to provide investment funds to continue development of its oil and gas leases. There can be no assurance the Company's management will be able to secure funding.

EnDevCo, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
December 31, 2008

NOTE 12 - Supplemental Oil and Gas Information (Unaudited)

Costs Incurred and Capitalized Costs in Oil and Gas Producing Activities are as follows:

Description	Harvest	Pine Curtain	Short Junction	Total

Oil and Gas Properties	$ 1,000,000	$ 1,000,000	$ 16,184,686	$ 18,184,686
Less Accumulated Depr/Depl			$ 385,500	$ 385,500

Total, December 31, 2006	$ 1,000,000	$ 1,000,000	$ 15,799,186	$ 17,799,186

Oil and Gas Properties	$ 1,000,000	$ 1,000,000	$ 17,592,274	$ 19,592,274
Less Accumulated Depr/Depl	--	--	$ 840,240	$ 840,240

Total, December 31, 2007	$ 1,000,000	$ 1,000,000	$ 16,752,034	$ 18,752,034
	=========	=========	=========	=========

Oil and Gas Properties	$ --	$ 1,000,000	$ 23,123,599	$ 24,123,599
Less Accumulated Depr/Depl	--	--	$ 1,227,521	$ 1,227,521

Total, December 31, 2008	$ --	$ 1,000,000	$ 21,896,078	$ 22,896,078
	=========	=========	=========	=========

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

EnDevCo, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
December 31, 2008

NOTE 12 - Supplemental Oil and Gas Information (Unaudited) (cont)

Block XXIV, Peru - Following an extensive bidding process, a consortium including EnDevCo was awarded the exclusive concession to develop the Block XXIV prospect area located in northwest Peru. EnDevCo owns 20% of the consortium. Covering more than 276 thousand acres, the block contains both onshore and offshore prospects. The area is bracketed by recent discoveries to the immediate north (Olympic) and south (Olympic and Petrotech). The primary target horizon for the off shore area is the naturally fractured Amotape formation of Paleozoic age (quartzites, slates, etc.). This target formation boasts similar characteristics to those that have produced oil in the nearby Portachuelo Field and, more recently, the offshore San Pedro discovery. The reinterpretation of well logs using new technology indicates pay in target formation. Northwest Peru has solid infrastructure and substantial power demand, creating a ready-market for gas. For EnDevCo, the region represents an excellent opportunity for an integrated gas-to-power project.
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

EnDevCo, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
December 31, 2008

NOTE 12 - Supplemental Oil and Gas Information (Unaudited) (cont)

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

EnDevCo, Inc.
Supplemental Information
Year Ended December 31, 2008
(Unaudited)
FULL
COST
Capitalized Costs Relating to Oil and Gas
Producing Activities at December 31, 2008
Unproved oil and gas properties	$ 1,000,000
Proved oil and gas properties	22,356,660
Support equipment and facilities	766,939
24,123,599

Less accumulated depreciation, depletion, amortization, and impairment	1,227,521
Net capitalized costs	$ 22,896,078
=========
Costs incurred in Oil and Gas Producing Activities
for the Year Ended December 31, 2008
Property acquisition costs
Proved	$ --
Unproved	--
Exploration costs	5,512,707
Development costs	18,618
Amortization rate per equivalent barrel of production	$ 11.38

Results of Operations for Oil and Gas Producing
Activities for the Year Ended December 31, 2008
Oil and gas sales	$ 3,145,577
Gain on sale of oil and gas properties	--
Loss on expiration of oil and gas leases	(1,000,000)
Production costs	(960,136)
Exploration costs	--
Depreciation, depletion, and amortization	(387,281)
798,160
Income tax expense	--
Results of operations for oil and gas producing
activities (excluding corporate overhead and
financing costs)	$ 798,160
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
December 31, 2008

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
	Oil	Gas
	(Bbls)	(Mcf)
Proved developed and undeveloped reserves
Beginning of year	13,058,429	35,850,955
Revisions of previous estimates	(2,574,976)	(3,810,925)
Improved recovery	--	--
Purchases of minerals in place	--	--
Extensions and discoveries	--	--
Production	(28,251)	(34,694)
Sales of minerals in place	--	--
End of year	10,455,202	32,005,336
Proved developed reserves
Beginning of year	780,638	364,895
End of year	245,356	129,437
Standardized Measure of Discounted Future
Net Cash Flows at December 31, 2008
Future cash inflows		$646,078,000
Future production costs		(231,644,000)
Future development costs		(157,828,000)
Future income tax expenses		(87,246,000)
		169,360,000
Future net cash flows
10% annual discount for estimated
timing of cash flows		(118,551,000)
Standardized measures of discounted future
net cash flows relating to proved oil and gas
reserves		$ 50,809,000
		===========
The following reconciles the change in the standardized measure of discounted future net cash flow during 2008.
Beginning of year		$ 212,340,000
Sales of oil and gas produced, net of
production costs		(2,185,000)
Net changes in prices and
production costs		(586,956,000)
Extensions, discoveries, and improved
recovery, less related costs		--
Development costs incurred during the year
which were previously estimated		(5,531,000)
Net change in estimated future development
costs		118,993,000)
Revisions of previous quantity estimates		(273,119,000)
Net change from purchases and sales of
minerals in place		--
Accretion of discount		332,673,000
Net change in income taxes		254,594,000
Other		--
End of year		$ 50,809,000
		===========

EnDevCo, Inc. and Subsidiaries
December 31, 2008

INDEX TO EXHIBITS
-
3(i)	Amendment to the Restated Articles of Incorporation dated May 12, 2005, see page 46 of this report.

3(ii)	Articles of Amendment to the Articles of Incorporation of EnDevCo, Inc., incorporated by reference to the registrant's Form 8K filed on March 12, 2008.

3(iii)	Restatement of the Articles of Incorporation, as restated September 19, 2003 incorporated by reference to the registrant's Form 8K filed on June 2, 2004.

3(iv)	Material Modification to Rights of Security Holders, Amendments to Articles of Incorporation, incorporated by reference to registrant's Form 8K filed on March 12, 2008.

3(v)	Bylaws, as revised to May 1, 2004, incorporated by reference to registrant's Form 10KSB filed on September 9, 2005.

7(i)	Triggering Events that Accelerate or Increase a Direct Financial Obligation or an Obligation under an Off-balance Sheet Arrangement, incorporated by reference to registrant's Form 8K filed on October 24, 2008.

7(ii)	Execution of Limited Forbearance Agreement, incorporated by reference to registrant's Form 8K filed on October 24, 2008.

16	Letter on Change in Certifying Accountant incorporated by reference to the registrant's Form 8K filed on July 12, 2005.

21	Subsidiaries of the Registrant, see page 49 of this report.

31.1	Certification per Rule 13a-14(a) by Chief Executive Officer, see page 50 of this report.

31.2	Certification per Rule 13a-14(a) by Chief Financial Officer, see page 51 of this report.

32.1	Certification per Section 1350 by Chief Executive Officer, see page 52 of this report.

32.2	Certification per Section 1350 by Chief Financial Officer, see page 52 of this report.

EnDevCo, Inc. and Subsidiaries
December 31, 2008

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
December 31, 2008

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
December 31, 2008

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
December 31, 2008

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
December 31, 2008

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

April 15, 2009

CHRIS A DITTMAR
CHRIS A DITTMAR
CHIEF EXECUTIVE OFFICER

EnDevCo, Inc. and Subsidiaries
December 31, 2008

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

April 15, 2009

JOSEPH LESSARD
JOSEPH LESSARD
CHIEF FINANCIAL OFFICER

EnDevCo, Inc. and Subsidiaries
December 31, 2008

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

I, Chris A. Dittmar, Chief Executive Officer of EnDevCo, Inc. (the "Company"), certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The report on Form 10K for the period ended December 31, 2008 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the date and for the periods reported therein.

April 15, 2009

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

I, Joseph Lessard, Chief Financial Officer of EnDevCo, Inc. (the "Company"), certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The report on Form 10K for the period ended December 31, 2008 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the date and for the periods reported therein.

April 15, 2009

JOSEPH LESSARD
JOSEPH LESSARD
CHIEF FINANCIAL OFFICER