Form 10-Q
period 2009-03-31
ENDEVCO INC
filed 2009-05-21
CIK 355300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 2009

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 001-31433

ENDEVCO, INC.
(Exact name of registrant as specified in its charter)

Texas	74-2142545
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Three Riverway, Suite 825, Houston, TX 77056
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

The number of shares outstanding of the registrant's common stock as of May 1, 2009 was 70,971,647.

ENDEVCO, INC. AND SUBSIDIARIES
TABLE OF CONTENTS
MARCH 31, 2009

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements
Consolidated Balance Sheets - March 31, 2009 (Unaudited) and December 31, 2008	3
Consolidated Statements of Operations (Unaudited) - Three Months Ended March 31, 2009 and 2008	4
Consolidated Statements of Cash Flows (Unaudited) - Three Months Ended March 31, 2009 and 2008	5
Notes to Consolidated Financial Statements (Unaudited)	6-7

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	8-13

ITEM 3. Controls and Procedures	14

PART II - OTHER INFORMATION

ITEM 1 through ITEM 6	14-15

SIGNATURES AND CERTIFICATIONS	16-20

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EnDevCo, Inc. and Subsidiaries
Consolidated Balance Sheets
March 31, 2009 and December 31, 2008

	2009 (Unaudited)	2008 (Audited)
		Restated
ASSETS
Current Assets
Cash	$ 17,396	$ 46,391
Accounts receivable	36,589	111,676
Accounts receivable - Joint	3,339	3,615
Accounts receivable - Other	--	163,329
Prepaid expense	3,069	3,069
Total Current Assets	60,393	328,080

Property and Equipment
Oil and gas properties and equipment under full cost method	24,122,966	24,123,599
Less accumulated depreciation depletion and amortization	(1,271,121)	(1,227,521)
Net Property and Equipment	22,851,845	22,896,078
Total Assets	$ 22,912,238	$ 23,224,158
	==========	==========

LIABILITIES
Current Liabilities
Accounts payable	$ 4,757,154	$ 4,728,580
Accrued liabilities	1,300,561	1,114,616
Hedging liability	--	--
Revenue payable	68,181	55,657
Taxes payable	413,529	376,624
Payable to related party	4,599,187	4,556,054
Note payable - related party	1,813,224	1,813,224
Notes payable - current	13,712,908	13,423,221
Total Current Liabilities	26,664,744	26,067,976

Long-Term Liabilities
Common stock issuance liability	--	354,635
Total Long-Term Liabilities	--	354,635
Total Liabilities	26,664,744	26,422,611

DEFICIT
Stockholder's Deficit
Preferred Stock
10,000,000 shares authorized, $0.01 par value,
No shares outstanding	--	--
Common Stock
500,000,000 shares authorized, without par value
70,971,647 shares outstanding March 31, 2009 and
70,329,239 shares outstanding December 31, 2008	43,769,892	43,315,408
Additional Paid in Capital	6,826,373	6,826,373
Retained Deficit	(57,348,771)	(56,340,234)
Total Stockholders' Deficit	(6,752,506)	(6,198,453)
Non-controlling Interest	3,000,000	3,000,000
Total Deficit	(3,752,506)	(3,198,453)
Total Liabilities and Deficit	$ 22,912,238	$ 23,224,158
	==========	===========

The accompanying notes are integral part of the consolidated financial statements.

EnDevCo, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2009	2008
Revenues
Oil Sales	$ 129,613	$ 492,170
Gas Sales	81	70,539
Pipeline Transmission	1,255	3,126
Total Revenues	130,949	565,835

Cost of Revenues
Lease Operating Cost	59,590	249,971
Production Taxes	9,330	40,489
Depletion	43,600	114,594
Total Cost of Revenues	112,520	405,054
Gross Profit	18,429	160,781

Costs and Expenses
General and administrative	121,084	76,790
Salaries and wages	355,245	198,000
Shareholder services	265	_ 4,834
Total Costs and Expenses	__ 476,594	279,624
Loss from Operations	$ (458,165)	$ (118,843)

Other Income and (Expenses)
Interest and other income	3	25
Hedging income (loss)	--	(649,615)
Shareholder roundup expense	--	(2,392,165)
Interest expense	(550,375)	(471,206)
Total Other Income(Expenses)	$__ (550,372)	$ (3,512,961)
Net Loss	$ (1,008,537)	$ (3,631,804)
	==========	==========
Basic and Diluted Loss Per Common Share	$ _ 0.02	$ (0.18)

Weighted average number of common
shares used in basic and diluted
loss per share calculations	70,652,758	19,867,737
	==========	==========
The accompanying notes are integral part of the consolidated financial statements.

EnDevCo, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2009	2008
Cash Flows from Operating Activities

Net Loss	$ (1,008,537)	$ (3,631,804)
Adjustments to Reconcile Net Loss to Net Cash
Provided by operating activities:
Issuance of stock for services	7,500	--
Issuance of stock for salaries	92,350
Issuance of stock for shareholder roundup	--	2,392,165
Depletion	43,600	114,594
Amortization of debt discount	30,809	30,809
Hedging activity	--	481,021

Changes in assets and liabilities:
Accounts receivable	75,087	(146,609)
Accounts receivable - joint interests	277	9,482
Accounts receivable - other	163,329	43,267
Revenue payable	12,524	18,195
Accounts payable	28,574	71,127
Accrued liabilities	185,945	334,072
Cash overdraft	--	(27,538)
Taxes payable	36,905	4,054
Payable to Related Party	_ _ 43,133	270,578
Net Cash Provided (Used by) by Operating Activities	(288,504)	(36,647)

Cash Flows from Investing Activities:
Purchase oil and gas property	_ _ 631	_ _ _ _ --
Net cash Used by Investing Activities	631	--

Cash Flows from Financing Activities:
Notes payable advances	258,878	35,720
Notes payable payments	_ _ _ _ --	_ _ _ _ --
Net Cash Provided (Used) by Financing Activities	_ 258,878	35,720
Net Change in Cash	(28,995)	(927)

Cash and cash equivalents
Cash Balance, Begin Period	46,391	1,135
Cash Balance, End Period	$ 17,396	$ 208
	===========	==========
Supplemental Disclosures:
Cash paid for Interest	$ 506,300	$ 329,552
Stock issued for obligations	$ 354,635	--

The accompanying notes are integral part of the consolidated financial statements.

EnDevCo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
MARCH 31, 2009

NOTE 1 - Summary of Significant Accounting Policies

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information from the Company's financial statements for the year ended December 31, 2008 included on the Company's Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

Basis of Presentation -- EnDevCo, Inc. was originally incorporated under the laws of the State of Texas on November 7, 1980 as Roberts Oil and Gas, Inc. On September 30, 2003, the Company filed a Restated Articles of Incorporation with the Secretary of State of the State of Texas to change its name to EnDevCo, Inc.

Principles of Consolidation -- The consolidated financial statements include the accounts of EnDevCo, Inc. and its subsidiaries, EnDevCo Eureka LLC, Superior Stock Transfer, Inc., EnDevCo Minerals, Inc., EnDevCo Refining Corporation, Africa Energy Group, Inc., Ouachita Gas Company, EnDevCo Colombia S.A. and EnDevCo Eureka del Peru S.A.C. (the Company). All material inter-company balances and transactions have been eliminated in consolidation. All subsidiaries except EnDevCo Eureka LLC and Superior Stock Transfer, Inc. (the Company's transfer agent) are inactive.

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

Depletion expense for the three months ending March 31, 2009 was $43,600. Depletion expense for the three months ending March 31, 2008 was $114,594.

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

EnDevCo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
MARCH 31, 2009

NOTE 2 - Stockholders' Equity

The Board of Directors passed a Corporate Resolution that reads, "Pursuant to and in accordance with Article 2.13 of the Texas Business Corporation Act of the State of Texas the Company does hereby certify that, pursuant to the authority conferred on the Board of Directors by the Articles of Incorporation of the Corporation, and pursuant and in accordance with Article 2.13 of the Texas Business Corporation Act of the State of Texas, said Board of Directors, pursuant to unanimous written consent dated December 9, 2002, duly adopted a resolution providing for the authorization and issuance of 5,000,000 shares of Series A Convertible Preferred Stock, $0.01 par value per share (the Series A Preferred Stock)". At the annual shareholders meeting held on October 15, 2004, the shareholders approved an increase in the total number of authorized Series A convertible preferred shares with a $0.01 par value to 10,000,000. Since April 20, 2008 there have bee no preferred shares outstanding. During the quarter ended June 30, 2008 no shares of preferred stock were issued.

On March 10, 2008, the Company effected a 1 for 100 reverse stock split of its common stock. The weighted average number of common shares outstanding reflected in the statements of operations and the loss per share have both been restated to reflect the reverse stock split.

NOTE 3 - Note Payable - GASROCK CAPITAL LLC

The Company entered into an advancing term credit agreement for $30,000,000 on April 13, 2006 through its subsidiary EnDevCo Eureka, LLC with GasRock Capital, LLC to fund the purchase of the Short Junction Field in Cleveland County Oklahoma. This agreement was increased to $50,000,000 on April 2, 2007. The balance at March 31, 2009 was $13,709,626, net of debt discount of $10,276, and the Company paid interest of $258,969 during the quarter ended March 31, 2009. The note is secured by all of EnDevCo Eureka's assets and certain personal assets owned by Chris A. Dittmar, CEO of the Company. EnDevCo Eureka's assets are cross-collateralized on a $3,469,000 loan made by GasRock Capital, LLC to Alliance Energy Corporation, a related party. This loan is currently in default, with interest only payments being made.

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

NOTE 4 - Payable to Related Party

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

At March 31, 2009, the amount payable to Alliance is $4,599,187.

NOTE 5 - Notes Payable - Related Party

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

NOTE 6 - Going Concern

The Company has reported operating losses aggregating $9,877,016 for the two (2) year period ended December 31, 2008. At March 31, 2009, the consolidated balance sheet reported a working capital deficit of $24,762,290. The Company must raise significant amounts of cash to pay its current liabilities and to provide investment funds to continue development of its oil and gas leases. There can be no assurance the Company's management will be able to secure funding.

NOTE 7 - 2008 Restatement

The December 31, 2008 consolidated balance sheet includes adjustments not reflected in the financial statement included in the Form 10-K filed on April 15, 2009. The Company did not properly classify a liability related to the future issuance of common stock and the effect of the net profits interest conveyed to GasRock starting in November 2008 (this entry was not material to the 2008 financial statement, but was made so that the first quarter of 2009 operations were not adversely effected).

EnDevCo, Inc. and Subsidiaries
March 31, 2009

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
March 31, 2009

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

The 12,000 acre fully unitized Field currently consists of 24 oil wells and 2 gas wells, 4 central collection and metering stages and 4 salt water disposal wells. The Field is currently producing 71 barrels of oil equivalent (BOE) per day comprised of 48 barrels of oil and 137 Mcf of gas from 25 vertical wells. Production from the single horizontal well is currently shut-in awaiting repair of the electric submersible pump.

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
March 31, 2009

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

COMPARISON OF THREE MONTHS ENDED MARCH 31,

Line	Description	Three Months Ended March 31,
		2009	2008

1	Revenues	$ 130,949	$ 565,385
2	Cost of Revenues	$ 112,500	$ 405,054
3	Costs and Expenses	$ 476,594	$ 279,624
4	General and Administrative Expense	$ 121,084	$ 76,790
5	Salaries and Wages	$ 355,245	$ 198,000
6	Shareholder Services	$ 265	$ 4,834
7	Other Income and (Expenses)	$ (550,372)	$ (3,512,961)
8	Interest and Other Income	$ 3	$ 25
9	Hedging Loss	$ --	$ (649,615)
10	Interest Expense	$ (550,375)	$ (471,206)
11	Round-up Shares	$ --	$ (2,392,165)

Analysis of Three Months Comparison

Line 1 - Revenue decreased overall by $434,886 during the first quarter of 2009 as compared to 2008. This is due the combined effect of: 1) lower production from the Short Junction Field and 2) unfavorable changes in oil and gas pricing during the period.

Line 2 - Costs of revenues decreased overall $292,534 due to lower LOE, production taxes and depletion.

Line 3 - Total costs and expenses increased overall $196,970 during the first quarter of 2009 as compared to same quarter in 2008. The detail explaining this decrease is shown on lines 4 and 6 below.

Line 4 - This increase of $44,294 is due to the greater use by the Company of external financial consultants and accounting services during the quarter.

Line 5 - Salaries and wages were higher by $157,245 as compared to the previous year.

Line 6 - This is due to a timing difference.

Line 7 - The Company reports a favorable change in other income and expenses of $2,962,589 in the current period. The detail explaining this increase is shown on lines 8 through 11 below.

Line 8 - There was a slight decrease in other income of $22.

Line 9 - The acquisition financing for the Short Junction Field required that certain hedges be put in place during the term of the loan. These hedges are marked to market every reporting period, the outcome of which resulted in a current period loss of $649,615 during the first quarter of 2008 due to the increase in the price of oil.

Line 10 - Interest expense increased by $79,169 due to higher interest rates.

EnDevCo, Inc. and Subsidiaries
March 31, 2009

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont)

LIQUIDITY AND CAPITAL RESOURCES
Sources and Uses of Cash	Nine Months Ended September 30,
	2008	2007

Net cash provided by/(used in)
Operating activities	$ (288,504)	$ (36,647)
Investing activities	631	--
Financing activities	258,878	35,720
Increase/(decrease) in cash and cash equivalents	$ (28,995)	$ (927)
	==========	==========
Cash and cash equivalents	$ 17,396	$ 208
	==========	==========

Cash Flow from Operating Activities

2009
Cash used by operating activities totaled $288,504 during 2009. This represents a negative variance of $251,857 over the same quarter in 2008.

2008
Cash used by operating activities totaled $36,647 during 2008.

Cash Flow from Investing Activities

2009
The Company acquired oil and gas property during 2009 in the amount of $631.

2008
The Company did not purchase any oil and gas property during the first quarter of 2008.

EnDevCo, Inc. and Subsidiaries
March 31, 2009

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont)

LIQUIDITY AND CAPITAL RESOURCES (cont)

Cash Flow from Financing Activities

2009
The Company increased its note payable for the Short Junction Field by $258,878.

2008
The Company increased its note payable for the Short Junction Field by $35,720.

Directors and Officers Compensation

The Company currently has nominal cash reserves and cash flow from operations. Until such time as the financial condition of the Company improves, the Company's Directors and Officers have agreed to have their salaries and fees accrued.

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
March 31, 2009

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Legal Proceedings for the Quarter ended March 31, 2009:

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
March 31, 2009

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
ITEM 6. EXHIBITS AND REPORTS ON FORM 8 -K

(a) Exhibits

31.1 Certification by CEO and CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.2 Certification by CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

None.

EnDevCo, Inc. and Subsidiaries
March 31, 2009

In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 20, 2009.

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
March 31, 2009

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
May 20, 2009

EnDevCo, Inc. and Subsidiaries
March 31, 2009

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
May 20, 2009

EnDevCo, Inc. and Subsidiaries
March 31, 2009

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
May 20, 2009

EnDevCo, Inc. and Subsidiaries
March 31, 2009

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
May 20, 2009