Form 10-Q
period 2009-06-30
ENDEVCO INC
filed 2009-08-19
CIK 355300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 2009

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

The number of shares outstanding of the registrant's common stock as of June 30, 2009 was 70,971,647.

ENDEVCO, INC. AND SUBSIDIARIES
TABLE OF CONTENTS
JUNE 30, 2009

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements
Consolidated Balance Sheets - June 30, 2009 (Unaudited) and December 31, 2008	3
Consolidated Statements of Operations (Unaudited) - Three and Six Months Ended June 30, 2009 and 2008	4
Consolidated Statements of Cash Flows (Unaudited) - Six Months Ended June 30, 2009 and 2008	5
Notes to Consolidated Financial Statements (Unaudited)	6-8

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	9-14

ITEM 3. Controls and Procedures	15

PART II - OTHER INFORMATION

ITEM 1 through ITEM 6	16-17

SIGNATURES AND CERTIFICATIONS	18-22

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EnDevCo, Inc. and Subsidiaries
Consolidated Balance Sheets
June 30, 2009 Compared to December 31, 2008

	06/30/2009	12/31/2008
	(Unaudited)
ASSETS
Current Assets
Cash	$ 8,564	$ 46,391
Accounts receivable	49,995	111,676
Accounts receivable - Joint	3,339	3,615
Accounts receivable - Other	--	163,329
Prepaid expense	3,069	3,069
Total Current Assets	64,967	328,080

Property and Equipment
Oil and gas properties and equipment under full cost method	24,122,966	24,123,599
Less accumulated depreciation depletion and amortization	(1,311,842)	(1,227,521)
Net Property and Equipment	22,811,124	22,896,078
Total Assets	$ 22,876,091	$ 23,224,158
	==========	==========

LIABILITIES
Current Liabilities
Accounts payable	$ 4,829,427	$ 4,728,580
Accrued liabilities	1,534,302	1,114,616
Revenue payable	86,670	55,657
Taxes payable	417,583	376,624
Payable to related party	4,701,834	4,556,054
Note payable - GasRock	14,070,267	13,423,221
Note payable - related party	1,813,224	1,813,224
Total Current Liabilities	27,453,307	26,067,976

Long-Term Liabilities
Common stock issuance liability	--	354,635
Total Long-Term Liabilities	--	354,635
Total Liabilities	27,453,307	26,422,611

DEFICIT
Stockholders' Deficit
Preferred Stock
10,000,000 shares authorized, $0.01 par value,
no shares outstanding	--	--
Common Stock
500,000,000 shares authorized, without par value
70,971,647 shares outstanding June 30, 2009 and
70,971,647 shares outstanding December 31, 2008	43,769,892	43,315,408
Additional Paid in Capital	6,826,373	6,826,373
Retained Deficit	(58,173,481)	(56,340,234)
Total Stockholders' Deficit	(7,577,216)	(6,198,453)
Non-controlling Interest	3,000,000	3,000,000
Total Deficit	(4,577,216)	(3,198,453)
Total Liabilities, Minority Interest and Stockholders' Deficit	$ 22,876,091	$ 23,224,158
	==========	===========

The accompanying notes are integral part of the consolidated financial statements.

EnDevCo, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2009 and 2008
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues
Oil Sales	$ 199,383	$ 1,086,753	$ 328,646	$ 1,578,923
Gas Sales	182	39,847	613	110,386
Pipeline Transmission	523	1,834	1,777	4,960
Total Revenues	200,088	1,128,434	331,036	1,694,269

Cost of Revenues
Lease Operating Cost	34,377	203,533	95,324	453,504
Production Taxes	15,339	80,992	24,679	121,481
Depletion	40,721	114,595	84,321	229,189
Total Cost of Revenues	90,437	399,120	204,324	804,174
Gross Profit	109,651	729,314	126,712	890,095

Costs and Expenses
General and administrative	156,445	339,707	408,164	416,497
Salaries and wages	230,000	198,000	460,000	396,000
Shareholder services	--	25,541	265	30,375
Total Costs and Expenses	386,445	563,248	868,429	842,872
Net Income (Loss) from Operations	$ (276,794)	$ 166,066	$ (741,717)	$ 47,223

Other Income and (Expenses)
Interest and other income	3	200,000	6	200,025
Hedging income (loss)	--	(3,683,816)	--	(4,333,431)
Shareholder roundup expense	--	(43,795)	--	(2,435,960)
Interest expense	(546,162)	(945,525)	(1,091,536)	(1,416,731)
Total Other Income(Expenses)	$ (546,159)	$ (4,473,136)	$ (1,091,530)	$ (7,986,097)
Net Loss	$ (822,953)	$ (4,307,070)	$ (1,833,247)	$ (7,938,874)
	==========	==========	==========	==========
Basic and Diluted Loss Per Common Share	$ (0.01)	$ (0.06)	$ (0.03)	$ (0.19)

Weighted average number of common
shares used in basic and diluted
loss per share calculations	70,971,647	71,756,474	70,789,425	42,106,392
	==========	==========	==========	==========
The accompanying notes are integral part of the consolidated financial statements.

EnDevCo, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,
	(Unaudited)
	2009	2008
Cash Flows from Operating Activities

Net Loss	$ (1,833,247)	$ (7,938,874)
Adjustments to Reconcile Net Loss to Net Cash
Provided by operating activities:
Amortization of loan fees	41,078	61,618
Issuance of Stock for Consulting	99,849	--
Issuance of stock for shareholder roundup	--	2,435,960
Depletion	84,321	229,189
Hedging activity	--	3,751,526

Changes in assets and liabilities:
Accounts receivable	61,681	(157,096)
Accounts receivable - joint interests	276	9,937
Accounts receivable - other	163,329	71,392
Cash overdraft	--	(26,571)
Prepaid expenses	--	1,364
Revenue payable	31,013	36,175
Accounts payable	100,847	--
Accrued liabilities	419,686	219,095
Taxes payable	40,959	8,108
Payable to related party	145,780	1,012,182
Net Cash Provided (Used by) by Operating Activities	(644,428)	(285,995)

Cash Flows from Investing Activities:
Purchase oil and gas property	632	(5,660,529)
Liabilities related to oil and gas property acquisitions	--	5,660,529
Net cash Used by Investing Activities	632	--

Cash Flows from Financing Activities:
Notes payable advances	605,969	285,837
Net Cash Provided (Used) by Financing Activities	605,969	285,837
Net Change in Cash	(37,827)	(158)

Cash and cash equivalents
Cash Balance, Begin Period	46,391	1,135
Cash Balance, End Period	$ 8,564	$ 977
	==========	==========
Supplemental Disclosures:
Cash paid for Interest	1,085,111	801,925
Stock issued for services	--	--

The accompanying notes are integral part of the consolidated financial statements.

EnDevCo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2009

NOTE 1 - Summary of Significant Accounting Policies

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information from the Company's financial statements for the year ended December 31, 2008 included on the Company's Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

Depletion expense for the six months ending June 30, 2009 was $84,321. Depletion expense for the six months ending June 30, 2008 was $229,189.

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

EnDevCo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2008

NOTE 2 - Stockholders' Equity

The Board of Directors passed a Corporate Resolution that reads, "Pursuant to and in accordance with Article 2.13 of the Texas Business Corporation Act of the State of Texas the Company does hereby certify that, pursuant to the authority conferred on the Board of Directors by the Articles of Incorporation of the Corporation, and pursuant and in accordance with Article 2.13 of the Texas Business Corporation Act of the State of Texas, said Board of Directors, pursuant to unanimous written consent dated December 9, 2002, duly adopted a resolution providing for the authorization and issuance of 5,000,000 shares of Series A Convertible Preferred Stock, $0.01 par value per share (the Series A Preferred Stock)". At the annual shareholders meeting held on October 15, 2004, the shareholders approved an increase in the total number of authorized Series A convertible preferred shares with a $0.01 par value to 10,000,000. Since April 20, 2008 there have been no preferred shares outstanding. During the quarter ended June 30, 2009 no shares of preferred stock were issued.

On March 10, 2008, the Company effected a 1 for 100 reverse stock split of its common stock. The weighted average number of common shares outstanding reflected in the statements of operations and the loss per share have been restated to reflect the reverse stock split.

NOTE 3 - Note Payable - GASROCK CAPITAL LLC

The Company entered into an advancing term credit agreement for $30,000,000 on April 13, 2006 through its subsidiary EnDevCo Eureka, LLC with GasRock Capital, LLC to fund the purchase of the Short Junction Field in Cleveland County Oklahoma. This agreement was increased to $50,000,000 on April 2, 2007. The balance at June 30, 2009 was $14,070,267, net of debt discount of $10,276, and the Company paid interest of $485,567 for the six month period ended June 30, 2009. The note is secured by all of EnDevCo Eureka's assets and certain personal assets owned by Chris A. Dittmar, CEO of the Company. EnDevCo Eureka's assets are cross-collateralized on a $3,469,000 loan made by GasRock Capital, LLC to Alliance Energy Corporation, a related party. This loan is currently in default, with interest only payments being made.

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

EnDevCo, Inc. and Subsidiaries
June 30, 2008

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

At June 30, 2009, the amount payable to Alliance was $4,701,834.

NOTE 5 - Notes Payable - Long Term - Related Party

The Company has three long term notes payable totaling $1,813,224. All three notes accrue interest at the LIBOR monthly average coupon rate (2.46%) at September 30, 2008. The first two notes are in the amounts of $363,224 and $950,000 respectively and are due and payable December 31, 2009. The third note is in the amount of $500,000 and is due and payable June 30, 2009. The maker of these notes consists of the following related parties managed by Campbell Evans: OCE Partners, LLC, and OCE Interests, LLC; and OCE Advisors, LLC, managed by Chris A. Dittmar. All notes are unsecured.

NOTE 6 - Going Concern

The Company has reported net losses aggregating $9,877,016 for the two (2) year period ended December 31, 2008. At June 30, 2009, the consolidated balance sheet reported a working capital deficit of $27,388,031. The Company must raise significant amounts of cash to pay its current liabilities and to provide investment funds to continue development of its oil and gas leases. There can be no assurance the Company's management will be able to secure funding.

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
June 30, 2009

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
June 30, 2009

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

The 12,000 acre fully unitized Field currently consists of 24 oil wells and 2 gas wells, 4 central collection and metering stages and 4 salt water disposal wells. The Field is currently producing 60 barrels of oil equivalent (BOE) per day comprised of 41 barrels of oil and 115 Mcf of gas from 25 verticle wells. Production from the single horizontal well is currently shut-in awaiting repair of the electrical submersible pump.

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
June 30, 2009

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

SIX MONTHS ENDED JUNE 30, 2009 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2008

Line	Description	Six Months Ended June 30,		Differences	Percent
		2009	2008		Change

1	Revenues	$ 331,036	$ 1,694,269	$ (1,363,233)	-80.46%
2	Cost of Revenues	$ 204,324	$ 804,174	$ (599,850)	-74.59%
3	Costs and Expenses	$ 868,429	$ 842,872	$ 25,557	3.03%
4	General and Administrative Expense	$ 408,164	$ 416,497	$ (8,333)	-2.00%
5	Salaries and Wages	$ 460,000	$ 396,000	$ 64,000	16.16%
6	Shareholder Services	$ 265	$ 30,375	$ 30,110	-99.13%
7	Other Income and (Expenses)	$ (1,091,531)	$ (7,986,097)	$ 6,894,566	-86.33%
8	Interest and Other Income	$ 5	$ 200,025	$ 200,020	-100.00%
9	Hedging Loss	--	$ (4,333,431)	$ (4,333,431)	-100.00%
10	Interest Expense	$ (1,091,536)	$ (1,416,713)	$ (325,195)	-22.95%
11	Round-up Shares	--	$ (2,435,960)	$ (2,435,960)	-100.00%

Analysis of Six Months Comparison

Line 1 - Revenue decreased overall by $1,363,233 during the first half of 2009 as compared to 2008. This is due to the combined effect of: 1) lower production from the Short Junction field (including the WSJU #109StH being shut-in awaiting repairs) and 2) unfavorable changes in oil and gas pricing during the period.

Line 2 - Costs of revenues decreased overall $599,850 due to lower LOE, production taxes and depletion.

Line 3 - Total costs and expenses increased overall $25,557 during the first half of 2009 as compared to 2008. The detail explaining this decrease is shown on lines 4 and 6 below.

Line 4 - This decrease of $8,333 is due to the reduced use by the Company of external financial consultants and accounting services during the quarter.

Line 5 - Salaries and wages were higher by $64,000 as compared to the previous year.

Line 6 - This is due to a timing difference.

Line 7 - The Company reports a favorable change in other income and expenses of $6,894,566 in the current period. The detail explaining this increase is shown on lines 8 through 11 below.

Line 8 - Other income decreased by $200,020 as compared to 2008 when the Company reported gains from the settlement of various outstanding claims.

Line 9 - The acquisition financing for the Short Junction Field required that certain hedges be put in place during the term of the loan. Retired at the end of 2008, these hedges are marked to market every reporting period, the outcome of which resulted in a loss of $7,986,097 during the first half of 2008.

Line 10 - Interest expense decreased by $325,195.

EnDevCo, Inc. and Subsidiaries
June 30, 2009

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont)

THREE MONTHS ENDED JUNE 30, 2009 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2008

Line	Description	Three Months Ended June 30,		Differences	Percent
		2009	2008		Change

1	Revenues	$ 200,088	$ 1,128,434	$ (928,346)	-82.27%
2	Cost of Revenues	$ 90,437	$ 399,120	$ (308,683)	-77.34%
3	Costs and Expenses	$ 386,445	$ 563,248	$ (176,803)	-31.39%
4	General and Administrative Expense	$ 156,445	$ 339,707	$ (183,262)	-53.95%
5	Salaries and Wages	$ 230,000	$ 198,000	$ 32,000	16.16%
6	Shareholder Services	--	$ 25,541	$ (25,541)	-100.00%
7	Other Income and (Expenses)	$ (546,159)	$ (4,473,136)	$ 3,926,977	-87.79%
8	Interest and Other Income	$ 2	$ 200,000	$ (199,998	-100.00%
9	Hedging Loss	--	$ (3,683,816)	$ 3,683,816)	-100.00%
10	Interest Expense	$ (546,162)	$ (945,525)	$ 399,363	-42.24%
11	Shareholder roundup expense	--	$ (43,795)	$ 43,795	-100.00%

Analysis of Three Months Comparison

Line 1 - Revenue decreased overall by $928,346 during the second quarter of 2009 as compared to 2008. This is due to the combined effect of: 1) lower production from the Short Junction field (including the WSJU #109StH being shut-in awaiting repairs) and 2) unfavorable changes in oil and gas pricing during the period.

Line 2 - Costs of revenues decreased overall $308,683 due to lower LOE, production taxes and depletion.

Line 3 - Total costs and expenses decreased overall $176,803 during the second quarter of 2009 as compared to same quarter in 2008. The detail explaining this decrease is shown on lines 4 and 6 below.

Line 4 - This decrease of $183,262 is due to the greater use by the Company of external financial consultants and accounting services during the quarter.

Line 5 - Salaries and wages were higher by $32,000 as compared to the previous year.

Line 6 - This is due to a timing difference.

Line 7 - The Company reports a favorable change in other income and expenses of $3,926,977 in the current period. The detail explaining this increase is shown on lines 8 through 11 below.

Line 8 - Other income decreased by $199,998 as compared to 2008 when the Company reported gains from the settlement of various outstanding claims.

Line 9 - The acquisition financing for the Short Junction Field required that certain hedges be put in place during the term of the loan. Retired at the end of 2008, these hedges are marked to market every reporting period, the outcome of which resulted in a loss of $3,683,816 during the second quarter of 2008.

Line 10 - Interest expense increased by $399,363.

EnDevCo, Inc. and Subsidiaries
June 30, 2009

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont)

LIQUIDITY AND CAPITAL RESOURCES
Sources and Uses of Cash	Six Months Ended June 30,
	2009	2008

Net cash provided by/(used in)
Operating activities	$ (644,428)	$ (285,995)
Investing activities	632	--
Financing activities	605,969	285,837
Increase/(decrease) in cash and cash equivalents	$ (37,827)	$ (158)
	==========	==========
Cash and cash equivalents	$ 8,564	$ 977
	==========	==========

Cash Flow from Operating Activities

2009
Cash used by operating activities totaled $644,428 during 2009. Cash used by operating activities during 2008 was $285,995. Contributing to this difference was a decrease in accounts receivable of $61,681, an increase in accounts payable of $100,847, an increase in accrued liabilities of $419,686 and an increase in payable to related party of $145,780.

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

Cash Flow from Investing Activities

2009
The gross value of property, plant and equipment decreased by $632 during the first half of 2009.

2008
As a result of the termination of the farm-out agreement with AEC, the Company acquired oil and gas property during 2008 in the amount of $5,660,529 and assumed liabilities of $5,660,529 for the WSJU #109StH well and the Short Junction Field.

EnDevCo, Inc. and Subsidiaries
June 30, 2009

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont)

LIQUIDITY AND CAPITAL RESOURCES (cont)

Cash Flow from Financing Activities

2009
The Company increased its note payable for the Short Junction project by $605,969.

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
June 30, 2009

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

EnDevCo, Inc. and Subsidiaries
June 30, 2009

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Legal Proceedings for the Quarter ended June 30, 2009:

As of June 1, 2007, the law firm of Phillips & Akers, P.C. ("P&A"), are the attorneys of record for the Company in a case styled: Cause No: 2006-34662; Farzad Askari v. EnDevCo, Inc.

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

The case went to trial and the jury's verdict was that Mr. Askari was not entitled to any compensation and that judgment was entered on January 11, 2008. All of Mr. Askari's post trial motions to date have been unsuccessful; however, he filed notice of appeal in the 14th Court of Appeals. Appellate briefs were filed by by both parties and after receiving them the Court declined to hear oral arguments.

On July 02, 2009, the 14th Court of Appeals ruled that the trial court judgment in all things and in all ways was affirmed.

P&A are the attorneys of record for the Company in a case styled: Cause No: CJ 07 1859 L; Basic Energy Services, LP v. EnDevCo Eureka, LLC. et al.

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

As of May 15, 2008, P&A and J. John Hager, are the attorneys of record for the Company in a case styled: Cause No: CIV-08-0395-HE; KAL Drilling Inc. v. EnDevCo Eureka, LLC. et al.

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

EnDevCo, Inc. and Subsidiaries
June 30, 2009

ITEM 3. DEFAULTS UPON SENIOR SECURITIES (cont)

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
ITEM 6. EXHIBITS AND REPORTS ON FORM 8 -K

(a) Exhibits

31.1 Certification by CEO and CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.2 Certification by CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

None.

EnDevCo, Inc. and Subsidiaries
June 30, 2009

In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 19, 2009.

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
June 30, 2009

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
August 19, 2009

EnDevCo, Inc. and Subsidiaries
June 30, 2009

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
August 19, 2009

EnDevCo, Inc. and Subsidiaries
June 30, 2009

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
August 19, 2009

EnDevCo, Inc. and Subsidiaries
June 30, 2009

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
August 19, 2009