Form 10-Q
period 2009-09-03
ENDEVCO INC
filed 2009-11-13
CIK 355300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

The number of shares outstanding of the registrant's common stock as of September 30, 2009 was 70,971,647.

ENDEVCO, INC. AND SUBSIDIARIES
TABLE OF CONTENTS
SEPTEMBER 30, 2009

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements
Consolidated Balance Sheets - September 30, 2009 (Unaudited) and December 31, 2008	3
Consolidated Statements of Operations (Unaudited) - Three and Nine Months Ended September 30, 2009 and 2008	4
Consolidated Statements of Cash Flows (Unaudited) - Nine Months Ended September 30, 2009 and 2008	5
Notes to Consolidated Financial Statements (Unaudited)	6-8

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	9-14

ITEM 3. Controls and Procedures	15

PART II - OTHER INFORMATION

ITEM 1 through ITEM 6	16-17

SIGNATURES AND CERTIFICATIONS	18-22

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EnDevCo, Inc. and Subsidiaries
Consolidated Balance Sheets
September 30, 2009 Compared to December 31, 2008

	09/30/2009	12/31/2008
	(Unaudited)
ASSETS
Current Assets
Cash	$ 13,048	$ 46,391
Accounts receivable	41,815	111,676
Accounts receivable - Joint	3,339	3,615
Accounts receivable - Other	--	163,329
Prepaid expense	7,664	3,069
Total Current Assets	65,866	328,080

Property and Equipment
Oil and gas properties and equipment under full cost method	24,122,273	24,123,599
Less accumulated depreciation depletion and amortization	(1,335,479)	(1,227,521)
Net Property and Equipment	22,776,795	22,896,078
Total Assets	$ 22,842,661	$ 23,224,158
	==========	==========

LIABILITIES
Current Liabilities
Accounts payable	$ 4,846,766	$ 4,728,580
Accrued liabilities	1,767,589	1,114,616
Revenue payable	43,352	55,657
Taxes payable	421,682	376,624
Payable to related party	4,778,614	4,556,054
Note payable - GasRock	14,554,877	13,423,221
Note payable - related party	1,813,224	1,813,224
Total Current Liabilities	28,226,104	26,067,976

Long-Term Liabilities
Common stock issuance liability	--	354,635
Total Long-Term Liabilities	--	354,635
Total Liabilities	28,226,104	26,422,611

DEFICIT
Stockholders' Deficit
Preferred Stock
10,000,000 shares authorized, $0.01 par value,
no shares outstanding	--	--
Common Stock
500,000,000 shares authorized, without par value
70,971,647 shares outstanding September 30, 2009 and
70,329,239 shares outstanding December 31, 2008	43,769,892	43,315,408
Additional Paid in Capital	6,826,682	6,826,373
Retained Deficit	(58,980,017)	(56,340,234)
Total Stockholders' Deficit	(8,383,443)	(6,198,453)
Non-controlling Interest	3,000,000	3,000,000
Total Deficit	(5,383,443)	(3,198,453)
Total Liabilities, Minority Interest and Stockholders' Deficit	$ 22,842,661	$ 23,224,158
	==========	===========

The accompanying notes are integral part of the consolidated financial statements.

EnDevCo, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2009 and 2008
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues
Oil Sales	$ 112,816	$ 862,927	$ 441,462	$ 2,441,850
Gas Sales	223	150,584	836	260,970
Pipeline Transmission	39	5,667	1,816	10,627
Total Revenues	113,078	1,019,178	444,114	2,713,447

Cost of Revenues
Lease Operating Cost	27,859	110,551	123,182	564,055
Production Taxes	10,044	73,194	34,723	194,675
Depletion	23,636	114,594	107,958	343,783
Total Cost of Revenues	61,539	298,340	265,863	1,102,514
Gross Profit	51,539	720,838	178,251	1,610,933

Costs and Expenses
General and Administrative	64,809	260,211	472,973	676,708
Salaries and Wages	230,000	37,500	690,000	433,500
Shareholder Services	--	(22,373)	265	8,003
Total Costs and Expenses	294,809	275,339	1,163,238	1,118,211
Net Income (Loss) from Operations	$ (243,270)	$ 445,499	$ (984,987)	$ 492,722

Other Income and (Expenses)
Interest and Other Income	--	136,834	5	336,859
Hedging Activity	--	3,079,649	--	(1,253,782)
Shareholder Roundup Expense	--	--	--	(2,435,960)
Interest Expense	(552,572)	(190,684)	(1,644,108)	(1,607,415)
Total Other Income(Expenses)	$ (552,572)	$ 3,025,799	$ (1,644,103)	$ (4,960,298)
Net Loss	$ (795,842)	$ 3,471,298	$ (2,629,090)	$ (4,467,576)
	==========	==========	==========	==========
Basic and Diluted Loss Per Common Share	$ (0.01)	$ 0.05	$ (0.04)	$ (0.09)

Weighted average number of common
shares used in basic and diluted
loss per share calculations	70,971,647	72,031,457	70,789,425	51,110,972
	==========	==========	==========	==========
The accompanying notes are integral part of the consolidated financial statements.

EnDevCo, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,
	(Unaudited)
	2009	2008
Cash Flows from Operating Activities

Net Loss	$ (2,629,090)	$ (4,467,576)
Adjustments to Reconcile Net Loss to Net Cash
Provided by operating activities:
Amortization of loan fees	41,078	104,634
Issuance of Stock for Consulting	48,386	618,725
Issuance of stock for shareholder roundup	--	2,435,960
Depletion	107,958	343,783
Hedging activity	--	307,568

Changes in assets and liabilities:
Accounts receivable	69,861	(175,225)
Accounts receivable - joint interests	276	3,724
Accounts receivable - other	163,329	23,636
Cash overdraft	--	(27,538)
Prepaid expenses	(4,595)	--
Revenue payable	(12,305)	85,827
Accounts payable	118,186	1,886,523
Accrued liabilities	652,973	433,082
Taxes payable	45,058	101,886
Other	--	1,761
Payable to related party	222,560	3,872,655
Net Cash Provided (Used by) by Operating Activities	(1,176,325)	5,549,425

Cash Flows from Investing Activities:
Purchase oil and gas property	11,326	(5,417,699)
Liabilities related to oil and gas property acquisitions	--	--
Net cash Used by Investing Activities	11,326	(5,417,699)

Cash Flows from Financing Activities:
Notes payable advances	1,131,656	24,464
Net Cash Provided (Used) by Financing Activities	1,131,656	24,464
Net Change in Cash	(33,343)	156,190

Cash and cash equivalents
Cash Balance, Begin Period	46,391	1,135
Cash Balance, End Period	$ 13,048	$ 157,325
	==========	==========
Supplemental Disclosures:
Cash paid for Interest	494,943	1,438,072
Conversion of preferred shares	--	68,701
Stock issued for services and debt settlement	48,386	1,829,208

The accompanying notes are integral part of the consolidated financial statements.

EnDevCo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2009

NOTE 1 - Summary of Significant Accounting Policies

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information from the Company's financial statements for the year ended December 31, 2008 included on the Company's Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

Basis of Presentation -- EnDevCo, Inc. was originally incorporated under the laws of the State of Texas on November 7, 1980 as Roberts Oil and Gas, Inc. On September 30, 2003, the Company filed a Restated Articles of Incorporation with the Secretary of State of the State of Texas to change its name to EnDevCo, Inc.

Principles of Consolidation -- The consolidated financial statements include the accounts of EnDevCo, Inc. and its subsidiaries, EnDevCo Eureka LLC, Superior Stock Transfer, Inc., EnDevCo Minerals, Inc., Ouachita Gas Company, EnDevCo Colombia S.A. and EnDevCo Eureka del Peru S.A.C. (the Company). All material inter-company balances and transactions have been eliminated in consolidation. All subsidiaries except EnDevCo Eureka LLC and Superior Stock Transfer, Inc. (the Company's transfer agent) are inactive.

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

Depletion expense for the nine months ending September 30, 2009 was $107,958. Depletion expense for the nine months ending September 30, 2008 was $343,783.

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

NOTE 3 - Note Payable - GASROCK CAPITAL LLC

The Company entered into an advancing term credit agreement for $30,000,000 on April 13, 2006 through its subsidiary EnDevCo Eureka, LLC with GasRock Capital, LLC to fund the purchase of the Short Junction Field in Cleveland County Oklahoma. This agreement was increased to $50,000,000 on April 2, 2007. The balance at September 30, 2009 was $14,554,887, net of debt discount of $10,276, and the Company paid interest of $494,943 for the nine month period ended September 30, 2009. The note is secured by all of EnDevCo Eureka's assets and certain personal assets owned by Chris A. Dittmar, CEO of the Company. EnDevCo Eureka's assets are cross-collateralized on a $3,469,000 loan made by GasRock Capital, LLC to Alliance Energy Corporation, a related party. This loan is currently in default, with interest only payments being made.

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
September 30, 2008

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

At September 30, 2009, the amount payable to Alliance was $4,778,614.

NOTE 5 - Notes Payable - Long Term - Related Party

The Company has three long term notes payable totaling $1,813,224. All three notes accrue interest at the LIBOR monthly average coupon rate (2.46%) at September 30, 2008. The first two notes are in the amounts of $363,224 and $950,000 respectively and are due and payable December 31, 2009. The third note is in the amount of $500,000 and is due and payable June 30, 2010. The maker of these notes consists of the following related parties managed by Campbell Evans: OCE Partners, LLC, and OCE Interests, LLC; and OCE Advisors, LLC, managed by Chris A. Dittmar. All notes are unsecured.

NOTE 6 - Going Concern

The Company has reported net losses aggregating $9,877,016 for the two (2) year period ended December 31, 2008. At September 30, 2009, the consolidated balance sheet reported a working capital deficit of $28,160,238. The Company must raise significant amounts of cash to pay its current liabilities and to provide investment funds to continue development of its oil and gas leases. There can be no assurance the Company's management will be able to secure funding.

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
September 30, 2009

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
September 30, 2009

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
September 30, 2009

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

NINE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2008

Line	Description	Nine Months Ended September 30,		Differences	Percent
		2009	2008		Change

1	Revenues	$ 444,114	$ 2,713,447	$ (2,269,333)	-83.63%
2	Cost of Revenues	$ 265,863	$ 1,102,514	$ (836,651)	-75.89%
3	Costs and Expenses	$ 1,163,238	$ 1,118,211	$ 45,027	4.03%
4	General and Administrative Expense	$ 472,973	$ 676,708	$ (203,735)	-30.11%
5	Salaries and Wages	$ 690,000	$ 433,500	$ 256,500	59.17%
6	Shareholder Services	$ 265	$ 8,003	$ (7,738)	-96.69%
7	Other Income and (Expenses)	$ (1,644,103)	$ (4,960,298)	$ 3,316,195	-66.85%
8	Interest and Other Income	$ 5	$ 336,859	$ (336,854)	-100.00%
9	Hedging Loss	--	$ (1,253,782)	$ 1,253,782	100.00%
10	Interest Expense	$ (1,644,108)	$ (1,607,415)	$ (36,693)	-2.28%
11	Round-up Shares	--	$ (2,435,960)	$ 2,435,960	100.00%

Analysis of Nine Months Comparison

Line 1 - Revenue decreased overall by $2,269,333 during the first nine months of 2009 as compared to 2008. This is due to the combined effect of: 1) lower production from the Short Junction field (including the WSJU #109StH being shut-in awaiting repairs) and 2) unfavorable changes in oil and gas pricing during the period.

Line 2 - Costs of revenues decreased overall $836,651 due to lower LOE, production taxes and depletion.

Line 3 - Total costs and expenses increased overall $45,027 during the first nine months of 2009 as compared to 2008. The detail explaining this decrease is shown on lines 4 and 6 below.

Line 4 - This decrease of $203,735 is due to the reduced use by the Company of external financial consultants and accounting services during the quarter.

Line 5 - Salaries and wages were higher by $256,500 as compared to the previous year.

Line 6 - This is due to a timing difference.

Line 7 - The Company reports a favorable change in other income and expenses of $3,316,195 in the current period. The detail explaining this increase is shown on lines 8 through 11 below.

Line 8 - Other income decreased by $336,854 as compared to 2008 when the Company reported gains from the settlement of various outstanding claims.

Line 9 - The acquisition financing for the Short Junction Field required that certain hedges be put in place during the term of the loan. Retired at the end of 2008, these hedges are marked to market every reporting period, the outcome of which resulted in a loss of $1,253,782 during the first nine months of 2008.

Line 10 - Interest expense increased by $36,693.

EnDevCo, Inc. and Subsidiaries
September 30, 2009

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont)

THREE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2008

Line	Description	Three Months Ended September 30,		Differences	Percent
		2009	2008		Change

1	Revenues	$ 113,878	$ 1,019,178	$ (906,100)	-88.91%
2	Cost of Revenues	$ 61,539	$ 298,340	$ (236,801)	-79.37%
3	Costs and Expenses	$ 294,809	$ 275,339	$ 19,471	-7.07%
4	General and Administrative Expense	$ 64,809	$ 260,211	$ (195,402)	-75.09%
5	Salaries and Wages	$ 230,000	$ 37,500	$ 192,500	513.33%
6	Shareholder Services	--	$ (22,373)	$ (22,373)	100.00%
7	Other Income and (Expenses)	$ (552,572)	$ 3,025,799	$ 3,578,371	-118.26%
8	Interest and Other Income	--	$ 136,834	$ (136,834)	-100.00%
9	Hedging Gain	--	$ 3,079,649	$ (3,079,649)	-100.00%
10	Interest Expense	$ (552,572)	$ (190,684)	$ (361,888)	-189.78%

Analysis of Three Months Comparison

Line 1 - Revenue decreased overall by $906,100 during the third quarter of 2009 as compared to 2008. This is due to the combined effect of: 1) lower production from the Short Junction field (including the WSJU #109StH being shut-in awaiting repairs) and 2) unfavorable changes in oil and gas pricing during the period.

Line 2 - Costs of revenues decreased overall $236,801 due to lower LOE, production taxes and depletion.

Line 3 - Total costs and expenses decreased overall $19,471 during the third quarter of 2009 as compared to same quarter in 2008. The detail explaining this decrease is shown on lines 4 and 6 below.

Line 4 - This decrease of $195,402 is due to the greater use by the Company of external financial consultants and accounting services during the quarter.

Line 5 - Salaries and wages were higher by $192,500 as compared to the previous year.

Line 6 - This is due to a timing difference.

Line 7 - The Company reports an unfavorable change in other income and expenses of $3,578,371 in the current period. The detail explaining this increase is shown on lines 8 through 11 below.

Line 8 - Other income decreased by $136,834 as compared to 2008 when the Company reported gains from the settlement of various outstanding claims.

Line 9 - The acquisition financing for the Short Junction Field required that certain hedges be put in place during the term of the loan. Retired at the end of 2008, these hedges are marked to market every reporting period, the outcome of which resulted in a gain of $3,079,649 during the third quarter of 2008.

Line 10 - Interest expense increased by $361,888.

EnDevCo, Inc. and Subsidiaries
September 30, 2009

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont)

LIQUIDITY AND CAPITAL RESOURCES
Sources and Uses of Cash	Nine Months Ended September 30,
	2009	2008

Net cash provided by/(used in)
Operating activities	$ (1,176,325)	$ 5,549,425
Investing activities	11,326	(5,417,699)
Financing activities	1,131,656	24,464
Increase/(decrease) in cash and cash equivalents	$ (33,344)	$ 156,190
	==========	==========
Cash and cash equivalents	$ 13,047	$ 157,325
	==========	==========

Cash Flow from Operating Activities

2009
Cash used by operating activities totaled $1,176,325 during the first nine months of 2009. Cash produced by operating activities during the same period in 2008 was $5,549,425. Contributing to this difference was an increase in accounts receivable of $233,466, an increase in accounts payable of $340,746, and an increase in accrued liabilities of $652,973.

2008
Cash produced by operating activities totaled $5,549,425 during 2008. Contributing to this figure was an increase in accounts receivable of $147,865, an accounts payable increase of $1,886,523, an increase in accrued liabilities of $433,082 and an increase in payable to related party of $3,782,655 due to the termination of the farm-out agreement with AEC.

Cash Flow from Investing Activities

2009
The gross value of property, plant and equipment decreased by $11,326 during the first nine months of 2009.

2008
As a result of the termination of the farm-out agreement with AEC, the Company acquired oil and gas property during 2008 in the amount of $5,417,699 and assumed liabilities of $5,660,529 for the WSJU #109StH well and the Short Junction Field.

EnDevCo, Inc. and Subsidiaries
September 30, 2009

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont)

LIQUIDITY AND CAPITAL RESOURCES (cont)

Cash Flow from Financing Activities

2009
The Company increased its note payable for the Short Junction project by $1,131,656.

2008
The Company increased its note payable for the Short Junction project by $24,464.

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
September 30, 2009

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

EnDevCo, Inc. and Subsidiaries
September 30, 2009

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Legal Proceedings for the Quarter ended September 30, 2009:

The law firm of Phillips & Akers, P.C. ("P&A"), are the attorneys of record for the Company in a case styled: Cause No: 2006-34662; Farzad Askari v. EnDevCo, Inc.

Mr. Askari filed a breach of contract case claiming the Company (the "Defendant") had not paid Mr. Askari (the "Plaintiff") for work he did as an alleged consultant in 2002 for John W. Adair and Adair International Oil & Gas, Inc. The Company believed that Mr. Askari was never a consultant for the Company and never performed any work for the Company and therefore was not entitled to receive any compensation from the Company.

The case went to trial and the jury's verdict was that Mr. Askari was not entitled to any compensation and that judgment was entered on January 11, 2008. All of Mr. Askari's post trial motions to date have been unsuccessful; however, he filed notice of appeal in the 14th Court of Appeals. Appellate briefs were filed by both parties and after receiving them the Court declined to hear oral arguments.

On July 02, 2009, the 14th Court of Appeals ruled that the trial court judgment in all things and in all ways was affirmed. The time for further appeals has expired and this matter is now closed.

P&A are the attorneys of record for the Company in a case styled: Cause No: CJ 07 1859 L; Basic Energy Services, LP v. EnDevCo Eureka, LLC. et al. Basic Energy Services has filed a breach of contract case claiming EnDevCo Eureka, LLC (the "Defendant") has not paid for goods and services, totaling $1,315,910, that are in dispute between the parties. Following a review of all disputed invoices, the Company signed a settlement agreement on July 07, 2008 with the Plaintiff. The Company has paid sixty (60) percent of the settlement amount, but remains in default until the remaining balance is paid.

P&A and J. John Hager, are the attorneys of record for the Company in a case styled: Cause No: CIV-08-0395-HE; KAL Drilling Inc. v. EnDevCo Eureka, LLC. et al. KAL Drilling has filed a breach of contract case claiming EnDevCo Eureka, LLC (the "Defendant") has not paid for goods and services that are in dispute between the parties. The Company has denied all of Plaintiff's allegations and filed a counterclaim against the Plaintiff on May 15, 2008 for breach of contract, misrepresentations, fraud, negligence and gross negligence.

P&A are the attorneys of record for the Company in a case styled: Cause No. 2009-16668; Hamm & Phillips Service, Co. Inc. v. EnDevCo, et al; in the 152nd Judicial District Court of Harris County, Texas. This is a case involving approximately $75,000 in past due bills, plus interest, and is a suit on sworn account. Judgment has been entered on this admitted due amount in the amount of $86,532.40.

P&A are the attorneys of record for the Company in a case styled: Cause No. CJ-2009-627L; Integrated Production Services, Inc. v. EnDevCo, et al; in the District Court of Oklahoma County, Oklahoma. This is a case involving $70,000 in past due bills, plus interest, and is a suit and is a suit on sworn account.

P&A are the attorneys of record for the Company in a case styled: Cause No. 944221; Pason Systems USA Corp. v. Endevco, Inc. aka Endevco Eureka, LLC, et al; in the County Civil Court at Law No. 2 of Harris County, Texas. This is a case involving $25,000 in past due bills, plus interest, and is a suit on sworn account.

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
September 30, 2009

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
ITEM 6. EXHIBITS AND REPORTS ON FORM 8 -K

(a) Exhibits

31.1 Certification by CEO and CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.2 Certification by CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

None.

EnDevCo, Inc. and Subsidiaries
September 30, 2009

In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 13, 2009.

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
September 30, 2009

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
November 13, 2009

EnDevCo, Inc. and Subsidiaries
September 30, 2009

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
November 13, 2009

EnDevCo, Inc. and Subsidiaries
September 30, 2009

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
November 13, 2009

EnDevCo, Inc. and Subsidiaries
September 30, 2009

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
November 13, 2009