Form 10-K/A
period 2008-12-31
ENDEVCO INC
filed 2010-04-15
CIK 355300

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

Transitional Small Business Disclosure Format: Yes [ ]   No [X]

EXPLANATORY NOTE

EnDevCo., Inc. (the "Company") is filing this Amendment on Form 10-K/A (the "Amendment") which amends our Annual Report on Form 10-K for the period ended December 31, 2008, as initially filed with the Securities and Exchange Commission on April 15, 2009 (the "Initial 10-K"). This Amendment is being filed to:

  reclassify certain notes payable as current liabilities; and
  revise the treatment of a settled liability in accordance with the recommendations of the Company's external auditor.

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

COMPARISON OF YEARS ENDED DECEMBER 31,

Line	Description	2008	2007
-
1	Revenues	$ 3,130,441	$ 1,785,259
2	Cost of Revenues	$ 1,334,699	$ 1,566,650
3	Costs and Expenses	$ 1,540,671	$ 2,116,314
4	General and Administrative Expense	$ 960,010	$ 1,126,152
5	Salaries and Wages	$ 522,191	$ 949,500
6	Shareholder Services	$ 58,470	$ 40,662
7	Other Income and (Expenses)	$ (4,497,778)	$ (3,625,018)
8	Interest and Other Income	$ 62,403	$ 86,608
9	Hedging Income/(Loss)	$ 902,506	$ (1,595,010)
10	Write-off of Colombia option	$ (1,000,000)	--
11	Interest Expense	$ (2,197,307)	$ (2,116,616)
12	Round-up Shares	$ (2,465,380)	--
13	Lawsuit Settlement	$ 200,000	--

Analysis of Comparison

Line 1 - During 2008 the Company generated from the Short Junction property $2,833,484 in oil sales, $283,990 in gas sales and $12,976 from pipeline transmission. The overall revenue increase of $1,345,182 from 2007 consists of a $1,417,036 increase in oil revenue, a $52,852 decrease in gas sales and an $19,002 decrease in pipeline revenue. During 2007 the Company generated from the Short Junction property $1,416,448 in oil sales, $336,842 in gas sales and $31,969 from pipeline transmission. The overall revenue decrease of $133,925 from 2006 consists of a $194,782 decrease in oil production, a $75,177 increase in gas production and a $14,320 decrease in pipeline revenue.

	Years Ended December 31,
	2008	2007
Gross Production from Short Junction Property
Oil (Bbl)	40,236	29,872
Natural Gas (mcf)	42,085	73,370

Revenues
Oil	$2,833,484	$1,416,488
Natural Gas	$283,990	$336,842
Pipeline	$12,967	$31,969
TOTAL	$3,130,441	$1,785,259

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

Line 2 - Cost of Revenues during 2008 and 2007 was primarily due to the costs of running the Short Junction property. In 2008, lease operating expenses were $722,905, as compared to $985,709 in 2007 and to $791,291 in 2006. The variations in lease operating expenses were the direct result of the Company's activity under the work-over program which peaked in 2007. In the future, the Company will focus on increasing production by drilling additional wells. Management expects lease operating expenses to increase as more wells are brought on line. Production taxes are a direct function of the gross production figures. In 2008, production taxes were $224,513.

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

Line 7 - Other Income and Expenses decreased overall by $872,760 in 2008 as compared to a decrease of $3,992,524 during 2007. The detail explaining this decrease is shown on lines 8 through 11 below.

Line 8 - Other Income during 2008 was $62,403 which was primarily due to the settlement of certain accounts apayable.

Line 9 - Hedging Loss during 2007 was $1,595,010 as compared to a gain of $902,506 in 2008. To mitigate revenue volatility associated with fluctuations in oil prices, the Company put in place certain swap arrangements. Any gain or loss under those instruments is a direct result of the changes in oil prices.

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

LIQUIDITY AND CAPITAL RESOURCES

COMPARISON OF YEARS ENDED DECEMBER 31,

Sources and Uses of Cash
	2008	2007

Net cash provided by/(used in)
Operating activities	$ 1,861,710	$ (1,297,385)
Investing activities	$ (1,742,529)	(1,407,588)
Financing activities	$ (73,925)	$ 1,642,114
Increase/(decrease) in cash and cash equivalents	$ 45,256	$ (1,062,859)
	=========	=========

At December 31,
Cash and cash equivalents	$ 46,391	$ 1,135
	=========	=========

Cash Flow from Operating Activities

2008
Cash provided by operating activities total $1,861,710 in 2008, an increase of $2,793,895 when compared to 2007. During 2008, the Company shifted its focus away from its work-over program to increasing production by drilling additional wells, which resulted in lower operating costs and higher production and revenues. Additional factors contributing to the change in operating cash flow include:

  For the reasons discussed above, depletion expense decreased by $67,459 in 2008 with respect to 2007; and
  In 2008, salaries and wages were decreased by $427,309 over the previous year.

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

Cash Flow from Investing Activities

2008
Cash used by investing activities total $1,742,529 in 2008, a decrease of $334,941 when compared to 2007.

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

SIGNATURES

In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 15, 2010.

EnDevCo, Inc.

CHRIS A. DITTMAR
CHRIS A. DITTMAR
CHIEF EXECUTIVE OFFICER AND DIRECTOR

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated:

RICHARD G. BOYCE	JOHN A. BRUSH	FREDERICK CEDOZ
RICHARD G. BOYCE	JOHN A. BRUSH	FREDERICK CEDOZ
CHIEF OPERATING OFFICER AND DIRECTOR	DIRECTOR	DIRECTOR
April 15, 2010	April 15, 2010	April 15, 2010

CHARLES R. CLOSE	CHRIS A. DITTMAR	JOSEPH LESSARD
CHARLES R. CLOSE	CHRIS A. DITTMAR	JOSEPH LESSARD
DIRECTOR	CHIEF EXECUTIVE OFFICER AND DIRECTOR	CHIEF FINANCIAL OFFICER
April 15, 2010	April 15, 2010	April 15, 2010

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

/s/KILLMAN, MURRELL & COMPANY, P.C.
April 3, 2009, except as to Note 13 which date is May 21, 2009
Odessa, Texas

EnDevCo, Inc. and Subsidiaries
Consolidated Balance Sheets
	December 31,
	2008	2007
	(Restated)
ASSETS
Current Assets
Cash	$ 46,319	$ 1,135
Accounts Receivable	111,676	131,662
Accounts Receivable - Joint	3,616	27,715
Accounts Receivable - Other	163,329	71,393
Prepaid Expense	3,068	3,687
Other - Hedging	-	-
Total Current Assets	328,080	235,592

Property and equipment
Oil and Gas Properties and Equipment under Full Cost Method	24,123,599	19,592,274
Less Accumulated Depletion	(1,227,521)	(840,240)
Net Property and Equipment	22,896,078	18,752,034
Total Assets	$ 23,224,158	$ 18,987,626
	==========	==========
LIABILITIES
Current Liabilities
Accounts Payable	$ 4,728,580	$ 3,374,556
Cash Overdraft	--	27,538
Accrued Liabilities	1,114,616	2,370,013
Hedging Liability	--	1,471,334
Revenue Payable	55,658	31,435
Taxes Payable	376,624	258,432
Payable to Related Party	4,556,055	20,548
Notes Payable - Current	$ 13,423,221	--
Notes Payable - Related Party	1,813,224	--
Total Current Liabilities	26,067,978	7,553,856

Non-current Liabilities
Common Stock Issuance Liability	354,635
Notes Payable	--	13,373,910
Notes Payable - Related Party	--	1,813,224
Total Long Term Liabilities	354,635	15,187,134
Total Liabilities	26,422,613	22,740,990

Minority Interest	3,000,000	3,000,000
STOCKHOLDERS' DEFICIT
"Series A" Convertible Preferred Stock
10,000,000 shares authorized, $0.01 par value,	--	68,701
0 Shares Outstanding December 31, 2008
6,870,070 Shares Outstanding December 31, 2007
Common Stock
500,000,000 shares authorized, without par value,	43,315,408	38,474,092
70,329,239 Shares Outstanding December 31, 2008
2,572,951 Shares Outstanding December 31, 2007
Additional Paid in Capital	6,826,371	6,801,370
Retained Deficit	(56,340,234)	(52,097,527)
Total Stockholders' Deficit	(6,198,455)	(6,753,364)
Total Liabilities and Stockholders' Deficit	$ 23,224,158	$ 18,987,626
	==========	==========

The accompanying notes are integral part of the consolidated financial statements.

EnDevCo, Inc. and Subsidiaries
Consolidated Statements of Operations
	Years Ended December 31,
	2008	2007
	(Restated)
	_______________________	_______________________
Revenues
Oil Sales	$ 2,833,484	$ 1,416,448
Gas Sales	283.990	336,842
Pipeline Transmission	12,967	31,969
Total Revenues	3,130,441	1,785,259

Cost of Revenues
Lease Operating Cost	722,905	985,709
Production Taxes	224,513	126,201
Depletion	387,281	454,740
Total Cost of Revenues	1,334,699	1,566,650
Gross Profit	1,795,742	218,609

Costs and Expenses
General and Administrative	960,010	1,126,152
Salaries and Wages	522,191	949,500
Shareholder Services	58,470	40,662
Total Costs and Expenses	1,540,671	2,116,314
Net Loss from Operations	255,071	(1,897,705)

Other Income and Expenses
Interest and Other Income	62,403	86,608
Lawsuit Settlement	200,000	--
Hedging Income(Loss)	902,506	(1,595,010)
Write-off of Colombia Option	(1,000,000)	--
Shareholder Roundup Expense	(2,465,380)	--
Interest Expense	(2,197,307)	(2,116,616)
Total Other Income(Expenses)	(4,497,778)	(3,625,018)
Net Loss	$ (4,242,707)	$ (5,522,723)
	===========	===========

Basic and Diluted Loss Per Common Share	$ (0.08)	$ (2.14)
Weighted Average Number of Common Shares
Used in Basic Loss Per Share Calculations	54,240,058	2,572,950
	=============	=============

The accompanying notes are integral part of the consolidated financial statements.

EnDevCo, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Deficit
For the Years Ended December 31, 2008 and 2007

	Preferred Stock		Common Stock		Additional	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Paid-In-Capital	Deficit	Equity

Balance, December 31, 2006	6,315,021	$ 63,151	2,492,831	$ 38,253,852	$ 6,251,870	$ (46,574,804)	$ (2,005,931)

Issuances of preferred shares:
For Salaries & Directors Fees	157,500	1,575			155,925		157,500
For Company Obligations	397,550	3,975			393,575		397,550
Issuance of common shares:
For Company Obligations			80,120	220,240			220,240
Net Loss	__________	__________	__________	__________	_________	(5,522,723)	(5,522,723)

Balance, December 31, 2007	6,870,071	$ 68,701	2,572,951	$ 38,474,092	$ 6,801,370	$ (52,097,527)	$ (6,753,364)
	========	========	========	========	========	========	========

Return of preferred shares due to revision of cost estimates	(244,250)	(2,442)			(241,808)		(244,250)
Issuance of preferred shares for services and accrued liability	4,100	41			266,809		266,850
Conversion of preferred shares to common	(6,629,921)	(66,300)	66,299,210	66,300			-

Issuance of common shares
For Shareholder Roundup			493,076	2,465,380			2,465,380
For Services			158,393	341,530			341,530
For Company Obligations			805,609	1,968,106			1,968,106
Net Loss	__________	__________	__________	__________	_________	(4,242,707)	(4,242,707)

Balance, December 31, 2008 (Restated)	-	$ -	70,329,239	$ 43,315,408	$ 6,826,371	$ (56,340,234)	$ (6,198,455)
	========	========	========	========	========	========	========

The accompanying notes are integral part of the consolidated financial statements.

EnDevCo, Inc. and Subsidiaries
Consolidated Statements of Cash flows

	Years Ended December 31,
	2008	2007
	(Restated)
Cash flows from operating activities:
Net loss	$ (4,242,707)	$ (5,522,723)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Issuance of stock for expenses		555,050
Issuance of stock for consulting & salaries	289,131	220,240
Issuance of stock for shareholder roundup	2,465,380	--
Depletion	387,281	454,740
Hedging activity	(1,471,334)	1,501,167
Amortization of net debt discount	123,236	123,236
Write-off of Colombia option	1,000,000	--
Changes in assets and liabilities
Accounts receivable	19,986	(24,242)
Accounts receivable - joint	24,099	--
Accounts receivable - other	(91,936)	--
Revenue payable	24,223	2,434
Accounts payable	3,109,049	135,172
Cash overdraft	(27,538)	27,538
Accrued liabilities	134,029	1,237,540
Taxes payable	118,192	16,262
Other	617	(23,799)
Net cash provided by operating activities	1,861,710	(1,297,385)

Cash flows from investing activities:
Purchase of oil and gas property	(5,847,235)	(1,407,588)
Payable to related parties	4,104,706	--
Net cash used by investing activities	(1,742,529)	(1,407,588)

Cash flows from financing activities:
Note payable payment		(216,483)
Increase in notes payable	(73,925)	1,858,597
Net cash provided by financing activities	(73,925)	1,642,114
Net increase in Cash	45,256	(1,062,859)

Cash and cash equivalents
Cash Balance, Begin Period	1,135	1,063,994
Cash Balance, End Period	$ 46,391	$ 1,135
	===========	===========
Supplemental Cash Flow information
Cash Paid for Interest	$ 2,046,220	$ 1,670,134
Non-cash Investing and Financing Activities:
Oil & Gas Property	$ 315,910
Accounts Payable	$ (1,755,025)
Accrued Liabilities	$ (1,035,299)
Common Stock Issuance Liability	$ 354,635
Payable to Related Party	$ 76,673
Preferred shares	$ (66,375)
Common Stock	$ 2,034,406
Additional Paid-in Capital	$ 75,000
	===========	===========

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

Derivative Instruments - The Company makes limited use of derivative instruments. The Company does not engage in speculative derivative activities or derivative trading activities nor does it use derivatives with leverage features. When the Company does enter into derivative transactions, it is to offset exposures associated with hydrocarbon prices that arise from existing assets, liabilities and transactions. The gains and losses resulting from changes in the fair value of derivatives are recorded in operations. The company had no outstanding derivatives as of December 31, 2008. The estimated fair value of derivatives outstanding and recorded on the balance was a net payable of $1,471,334 at December 31, 2007. This was the amount that the Company would have paid to, or received from, third parties if these derivatives had been settled in the open market. The Company recognized a before tax gain of $902,506 related to the hedging derivative during 2008 as compared to a pre-tax loss of $1,595,010 in 2007. These amounts are in the financial statements and approximate their fair values.

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

	December 31, 2008			December 31, 2007
	Common	Preferred	Value	Common	Preferred	Value
For Salaries	--	(169,250)	$ (169,250)	--	157,500	$ 157,500
Other Obligations	1,457,078	(70,900)	4,966,866	80,120	397,550	617,790
	_________	________	__________	_________	________	_________
Total	1,457,078	(240,150)	$ 4,797,616	80,120	555,050	$ 775,290
	========	=======	=========	========	=======	========

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

NOTE 5 - Earnings Per Share

The following reconciles the components of the earnings per share (EPS) computation:

	2008			2007
	(Loss)	Common Shares	Loss Per Share	(Loss)	Common Shares	Loss Per Share
Net Income	$(4,242,707)	54,240,058	$(0.08)	$(5,522,723)	2,572,950	$(2.15)

Preferred Stock shares were not included in the calculation of diluted EPS for 2007 and 2006.

EnDevCo, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
December 31, 2008

NOTE 6 - Income Taxes

The provision for income taxes has been calculated based on federal statutory rates of 34%.

	Years ended December 31,
	2007	2007
Income tax benefit calculated
using the statutory rates	$ 1,442,520	$ 1,877,726
Non-deductible expenses	(1,279,875)	(53,550)
Changes in valuation allowance	(162,645)	(1,824,176)
	$ --	$ --
	==========	==========
Temporary differences, which give rise to deferred tax assets and liabilities are as follows:
	Years ended December 31,
	2008	2007
Deferred Tax Liabilities:
Oil and Gas Properties	$(3,987,704)	$(1,957,931)
	(3,987,704)	(1,957,931)
Deferred Tax Asset:
Hedging Activity	--	500,254
Officer Salaries	70,380	497,760
Operating losses	18,718,435	15,598,383
Total Deferred Tax Asset	14,801,111	14,638,466
Valuation allowance	(14,801,111)	(14,638,466)
	___________	___________
	$ --	$ --
	==========	==========

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

NOTE 9 - Interest and Other Income

Interest Income during 2008 was $76 which was earned from the Company's money market account. Other Income of $62,403 resulted from favorable settlements of outstanding payable balances at less than carrying values.

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

At December 31, 2008, the amount payable to Alliance is $4,556,055.

NOTE 11 - Going Concern

The Company has reported operating losses aggregating $9,765,430 for the two (2) year period ended December 31, 2008. At December 31, 2008, the consolidated balance sheet reported a working capital deficit of $25,739,898. The Company must raise significant amounts of cash to pay its current liabilities and to provide investment funds to continue development of its oil and gas leases. There can be no assurance the Company's management will be able to secure funding.

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
=========
Costs incurred in Oil and Gas Producing Activities
for the Year Ended December 31, 2008
Property acquisition costs
Proved	$ --
Unproved	--
Exploration costs	5,512,707
Development costs	18,618
Amortization rate per equivalent barrel of production	$ 11.38

Results of Operations for Oil and Gas Producing
Activities for the Year Ended December 31, 2008
Oil and gas sales	$ 3,117,474
Gain on sale of oil and gas properties	--
Loss on expiration of oil and gas leases	(1,000,000)
Production costs	(947,418)
Exploration costs	--
Depreciation, depletion, and amortization	(387,281)
782,775
Income tax expense	--
Results of operations for oil and gas producing
activities (excluding corporate overhead and
financing costs)	$ 782,775
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
		===========

EnDevCo, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
December 31, 2008

NOTE 13 - Restatement

In connection with the filing of the Company's March 31, 2009 quarterly consolidated financial statements the management of the Company became aware of the need to restate the consolidated financial statements for the year ended December 31, 2008.

The following summaries the restated amounts:

		Amounts
Account Description	As Reported	Difference	As Restated

Balance Sheet	$ 1,177,001	$ (62,385) (3)	$ 1,114,616
Accrued Liabilities	274,378	101,886 (3)	376,624
Taxes Payable
Common Stock Issuance Liability	--	354,635 (1)	354,635
Common Stock	43,596,206	(280,798) (2)	43,315,408
Retained Deficit	56,226,820	113,414	56,340,234

Statement of Operations
Oil Sales	2,859,232	(25,748) (2)	2,833,484
Gas Sales	286,345	(2,355) (2)	283,990
Pipeline Transmission	13,076	(109) (2)	12,967
Lease Operating Cost	733,510	(10,665) (2)	722,905
Production Taxes	226,566	(2,053) (2)	224,513
Interest and Other Income	136,320	(73,917) (1)	62,403
Hedging Income (Loss)	926,512	(24,006) (2)	902,506
Net (Loss)	(4,129,293)	(113,414)	(4,242,707)

Statement of Cash Flow
Net Cash Provided by Operating Activities	1,496,510	365,200 (3)	1,861,710
Net Cash Used by Investing Activities	(1,377,329)	(365,200) (3)	(1,742,529)

The differences are the result of the following:

(1) In July 2008, the Company entered into a settlement agreement with a vendor who was owed $439,115. The agreement required the immediate issuance of 88,000 shares of the Company's common stock and the issuance of additional shares of common stock so that the trading value of the cumulative number of shares issued would equal $439,115 on January 19, 2009.

Total Value		$ 439,000
Trading value, January 19, 2009		÷ $0.96
Shares Issued		457,292
Shares Issued -
July 2008	88,000	$ 84,480
January 2009	369,292	354,635
	457,292	$ 439,115

The Company had originally recognized an issue value of the 88,000 shares of $365,200 and a gain on settlement of debt (included in other income) of $73,917.

(2) In 2008 the Company assigned a net profits interest to a lender and the effect of the agreement on the 2008 consolidated results of operations was:

Oil and Gas Revenues	$ (28,103)
Pipeline Transmissions	(109)
Production Costs	12,718
Hedging Income	(24,006)
$ (39,500)

Due to the material effect on the first quarter of 2009 results of operations, the 2008 consolidated financial statements were restated to reflect the above changes.

(3) Reclass of related party liabilities.

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

April 15, 2010

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

April 15, 2010

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

April 15, 2010

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

April 15, 2010

JOSEPH LESSARD
JOSEPH LESSARD
CHIEF FINANCIAL OFFICER