Form 10-K
period 2009-12-31
ENDEVCO INC
filed 2010-04-15
CIK 355300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 2009.

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

The aggregate market value of common stock held by non-affiliates of the registrant at June 30, 2009, based upon the last closing price on the OTCBB on June 30, 2009, was $15,248,939. As of March 31, 2010, there were 87,077,774 shares of Common Stock outstanding. The total number of Common shares authorized is 500,000,000 and the total number of Preferred shares authorized is 10,000,000.

Transitional Small Business Disclosure Format: Yes [ ]   No [X]

ENDEVCO, INC.
AND SUBSIDIARIES

TABLE OF CONTENTS
DECEMBER 31, 2009

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

The 12,000 acre fully unitized Field currently consists of 24 oil wells and 2 gas wells, 4 central collection and metering stages and 4 salt water disposal wells. The Field is currently producing 47 barrels of oil equivalent (BOE) per day comprised of 41 barrels of oil and 35 Mcf of gas from 25 vertical wells. Production from the single horizontal well is currently shut-in awaiting repair of the electric submersible pump.

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

ITEM 3. LEGAL PROCEEDINGS

Legal Proceedings for the Year Ended December 31, 2009:

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

None.

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

COMMON STOCK PRICE RANGE
Year	Quarter Ended	High Bid	Low Bid
2009	Dec 31	0.55	0.21
	Sep 30	0.49	0.23
	Jun 30	0.59	0.33
	Mar 31	1.05	0.35

2008	Dec 31	$ 2.99	$ 0.82
	Sep 30	$ 4.55	$ 2.05
	Jun 30	$ 5.55	$ 2.50
	Mar 31	$ 14.00	$ 2.00

2007	Dec 31	$ 3.00	$ 1.00
	Sep 30	$ 3.00	$ 1.00
	Jun 30	$ 6.00	$ 3.00
	Mar 31	$ 5.00	$ 2.00

On December 31, 2009, the last trading day of the year, the closing price for the Common Stock of the Company on the OTCBB was  $0.24.  Also on that date, there were approximately 6,300 stockholders of record of the Common Stock, including broker/dealers holding shares beneficially owned by their customers.

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

SALES OF UNREGISTERED SECURITIES DURING 2009

During the years ended December 31, 2009 and December 31, 2008, the Company issued unregistered securities in reliance upon exemptions from registration under the Securities Act of 1933 as amended (the "Act") as provided in Section 4(2) thereof. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities. No underwriter participated in nor did the Company pay any commissions or fees to any underwriter in connection with any of these transactions. None of the transactions involved a public offering.

The Company issued stock in lieu of cash in transactions summarized as follows for the years ended December 31, 2009 and December 31, 2008. The Summary Compensation Table included as Item 10, "Executive Compensation", details the number of shares issued for compensation to each Company officer during the respective time period that they have been employed by the Company.

	December 31, 2009				December 31, 2008

Nature of Transaction	Common Stock	Preferred Stock	Amount		Common Stock	Preferred Stock	Amount
Salaries & Director's Fees	1,214,947	--	$ 320,612		--	(169,250)	$ (169,250)
Other Obligations	14,917,921	--	5,664,825	-	1,457,078	(70,900)	5,247,589
Total Issued for Services	16,132,868	--	$ 5,985,437	-	1,457,078	(240,150)	$ 5,078,339

Issued for Investment	--	--	--	-	--	--	--

Totals	16,132,868	--	$ 5,985,437		1,457,078	(240,150)	$ 5,078,339
	=========	=========	=========		=========	=========	=========

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

The 12,000 acre fully unitized Field currently consists of 24 oil wells and 2 gas wells, 4 central collection and metering stages and 4 salt water disposal wells. The Field is currently producing 47 barrels of oil equivalent (BOE) per day comprised of 41 barrels of oil and 35 Mcf of gas from 25 vertical wells. Production from the single horizontal well is currently shut-in awaiting repair of the electric submersible pump.

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

COMPARISON OF YEARS ENDED DECEMBER 31,

Line	Description	2009	2008
-
1	Revenues	$ 536,222	$ 3,130,441
2	Cost of Revenues	$ 283,758	$ 1,334,699
3	Costs and Expenses	$ 1,584,996	$ 1,540,671
4	General and Administrative Expense	$ 544,201	$ 960,010
5	Salaries and Wages	$ 1,040,000	$ 522,191
6	Shareholder Services	$ 795	$ 58,470
7	Other Income and (Expenses)	$ (2,222,436)	$ (4,497,778)
8	Interest and Other Income	$ 8,665	$ 62,403
9	Hedging Income/(Loss)	$ 0	$ 902,506
10	Write-off of Colombia option	$ 0	$ (1,000,000)
11	Interest Expense	$ (2,234,101)	$ (2,197,307)
12	Round-up Shares	$ 0	$ (2,465,380)
13	Lawsuit Settlement	$ 0	$ 200,000

Analysis of Comparison

Line 1 - During 2009 the Company generated from the Short Junction property $533,225 in oil sales, $1,180 in gas sales and $1,816 from pipeline transmission. The overall revenue decrease of $2,594,219 from 2008 consists of a $2,300,259 decrease in oil revenue, a $282,810 decrease in gas sales and an $11,151 decrease in pipeline revenue. During 2008 the Company generated from the Short Junction property $2,833,484 in oil sales, $283,990 in gas sales and $12,976 from pipeline transmission. The overall revenue increase of $1,345,182 from 2007 consists of a $1,417,036 increase in oil production, a $52,852 decrease in gas production and a $19,002 decrease in pipeline revenue.

Line 2 - Cost of Revenues during 2009 and 2008 was primarily due to the costs of running the Short Junction property. In 2009, lease operating expenses were $133,026, as compared to $722,905 in 2008 and to $985,709 in 2007. The variations in lease operating expenses were the direct result of the Company's activity under the work-over program which peaked in 2007. In the future, the Company will focus on increasing production by drilling additional wells. Management expects lease operating expenses to increase as more wells are brought on line. Production taxes are a direct function of the gross production figures. In 2009, production taxes were $42,775.

Depreciation, depletion and amortization ("DD&A") of proved oil and gas properties is calculated under the units of production method, following the successful efforts method of accounting. For the year ended December 31, 2009, depletion of our proved oil and gas properties was $107,958 as compared to $387,281, for the year ended December 31, 2008.

Line 3 - Costs and Expenses overall increased $44,325 during 2009 relative to those incurred in 2008. By comparison, Costs and Expenses overall were decreased by $575,643 during 2008 over 2007. The detail explaining this increase is shown on lines 4 through 6 below.

Line 4 - General and Administrative Expense decreased by $415,809 in 2009 over the previous year. In 2008, General and Administrative Expense decreased by $166,142 over the previous year. As the management continues to implement its strategy for the Company, it will look to bring more resources in-house, reducing the need for external consultants.

Line 5 - Salaries and Wages in 2009, were higher than 2008 by $517,809 owing to the write-down of accrued salaries that occurred in 2008. As management continues to implement its strategy for the Company, it will look to bring more resources in-house, which is expected to lead to increased salaries and wages in the future.

Line 6 - There was a decrease in Shareholder Services costs of $57,675 relating to the costs associated with the reverse stock split completed in March 2008.

Line 7 - Other Income and Expenses decreased overall by $2,272,342 in 2009 as compared to a decrease of $872,760 during 2008. The detail explaining this decrease is shown on lines 8 through 11 below.

Line 8 - Other Income during 2009 was $8,665 which was primarily due to the interst received on cash deposits.

Line 9 - There was no Hedging Loss during 2009 as compared to a gain of $902,506 in 2008. To mitigate revenue volatility associated with fluctuations in oil prices, the Company put in place certain swap arrangements. Any gain or loss under those instruments was the direct result of the changes in oil prices.

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

Line 11 - During 2009 the Company incurred Interest Expense of $2,234,101. During 2008 the Company incurred Interest Expense of $2,197,307.

Line 12 - A one-time charge of $2,435,960 was taken for shares issued to shareholders following the reverse split of March 10, 2008 to round up each shareholder's position to a full lot.

Line 13 - In 2008 lawsuit settlement proceeds were $200,000 due to the settlement of the Basic Energy Services lawsuit.

LIQUIDITY AND CAPITAL RESOURCES

COMPARISON OF YEARS ENDED DECEMBER 31,

Sources and Uses of Cash
	2009	2008

Net cash provided by/(used in)
Operating activities	$ (1,093,883)	$ 1,861,710
Investing activities	$ 11,326	$ (1,742,529)
Financing activities	$ 1,028,878	$ (73,925)
Increase/(decrease) in cash and cash equivalents	$ (53,679)	$ 45,256
	=========	=========

At December 31,
Cash and cash equivalents	$ (7,288)	$ 46,391
	=========	=========

Cash Flow from Operating Activities

2009
Cash used by operating activities totals $(1,093,883) in 2009, a decrease of $7,060,300 over 2008. Throughout most of 2009, the Company was forced to keep the WSJU 109StH well out of production due to needed repairs and a lack of working capital.

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

Cash Flow from Investing Activities

2009
Cash provided by investing activities total $11,326 in 2008, an increase of $5,858,561 when compared to the 2008 investment in the Short Junction Field project.

2008
Cash used by investing activities total $1,742,529 in 2008, a decrease of $334,941 when compared to 2007.

Cash Flow from Financing Activities

2009
Cash provided by financing activities total $1,028,872 in 2009, an increase of $1,102,803 when compared to 2008.

2008
Cash used by investing activities total $73,925 in 2008, an increase of $1,716,784 when compared to 2007.

Directors and Officers Compensation

The Company currently has limited cash reserves and cash flow from operations. Until December 31, 2005 the Company's Directors and Officers received compensation payment in Series A Preferred stock in lieu of cash consideration for managing the Company. Beginning January 1, 2006, officer salaries were accrued.

In an effort to improve the Company's balance sheet, on September 30, 2008 the Company's employees and Directors were issued restricted shares of common stock as payment in kind for accrues salaries and Director's fees. 683,909 shares were issued at the closing price of the stock on September 30, 2008 ($2.70 per share) to settle accrued salaries and Director's fees in the amount of $1,846,556. Since September 30, 2008, all officer salaries and Director fees have been accrued.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The following table sets forth the directors and executive officers of the Company.

Name	Age	Title
Richard G. Boyce	53	Director - Chief Operating Officer
John A. Brush	52	Director
Frederick Cedoz	34	Director
Charles R. Close	49	Director - Chief Financial Officer (from March 1, 2010)
Chris A. Dittmar	62	Director - Chief Executive Officer, Corporate Secretary
Joseph Lessard	44	Chief Financial Officer (prior to March 1, 2010), Vice President Americas
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

Charles R. Close - Director and Chief Financial Officer: Mr. Charles R. Close is currently serving a three year term as a director of the Corporation. On March 1, 2010, Mr Close also assumed the role of Chief Financial Officer for the Corporation. Mr. Close brings to the Corporation experience from a distinguished career in accounting and taxation expertise specific to the energy business.

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
Chris A. Dittmar - Director and Chief Executive Officer: Mr. Chris A. Dittmar is currently serving a three year term as a Director and additionally is serving as Chief Executive Officer and Corporate Secretary of the Corporation.

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

Joseph Lessard previously served as Chief Financial Officer and Vice President Americas. While Mr. Lessard resigned from his role as Chief Financial Officer on March 1, 2010, he continues to serve as Vice President, Americas. Mr. Lessard has acquired 18 years of extensive financial and business development experience in energy development and power plant operations primarily in emerging markets.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Charles R. Close, Chris A. Dittmar and Joseph Lessard all filed FORM 5 reports during 2009 concerning receipt of common stock as compensation from the Company or to satify other obligations owed by the company to the individual.

ITEM 11. EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

Beginning in August 2002, Director's annual compensation has been set at $30,000, such compensation is accrued.

EXECUTIVE COMPENSATION

Executives have no 401(k) or retirement plan through the Company.

The following table reflects executive officer compensation for services to the Company for the year ended December 31, 2009.

SUMMARY COMPENSATION TABLE
ANNUAL COMPENSATION					LONG TERM COMPENSATION
NAME/POSITION	YEAR	SALARY	BONUS	TOTAL	RESTRICTED STOCK	SECURITIES	LTIP	OTHER
	-	-	-	CMPSN	AWARDS	OPTIONS/SARS	PAYOUTS	-

Richard G. Boyce / COO	2009	$ 240,000 (1)	-----	$ 240,000
	2008	$ 240,000 (1)(2)	-----	$ 240,000	-----	-----	-----	-----
Chris A. Dittmar / CEO	2009	$ 240,000 (1)		$ 240,000
	2008	$ 240,000 (1)(2)	-----	$ 240,000	-----	-----	-----	-----
Joseph Lessard / CFO	2009	$ 200,000 (1)	$ 100,000 (3)	$ 300,000	-----	-----	-----	-----
	2008	$ 75,000 (1)(2)	-----	$ 75,000	-----	-----	-----	-----

(1) 2008 fourth quarter and 2009 full-year salary for Mr. Boyce, Mr. Dittmar and Mr. Lessard was accrued.

(2) Salaries accrued from January 1, 2006 through September 30, 2008 for Mr. Boyce, Mr. Dittmar, Mr Lessard and Mr. Swift were paid-in-kind with XX shares of common stock priced at the closing price on that date of $2.70 per share.

(3) On February 19, 2009, the Annual Bonus for Mr. Lessard was paid in-kind with shares of common stock priced at the closing price on that date.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of January 30, 2010, with respect to the beneficial ownership of shares of Common stock by (i) each person who is known to the Company to beneficially own more than 5% of the outstanding shares of Common stock, (ii) each director of the Company, (iii) each officer of the Company and (iv) all officers and directors of the Company as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address* of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class

Common Stock	Richard G. Boyce - Director, Chief Operating Officer	14,583,002	16.9%
Common Stock	John A. Brush - Director	1,744,444	2.0%
Common Stock	Frederick Cedoz - Director	375,000	0.4%
Common Stock	Charles R. Close - Director	1,280,496	1.5%
Common Stock	Chris A. Dittmar - Director, Chief Executive Officer	15,062,058	17.4%
Common Stock	Joseph Lessard - Chief Financial Officer, VP Americas	1,172,408	1.4%
Common Stock	Larry Swift - Chief Financial Officer/Controller	2,972,500	3.4%

* The address for all Officers and Directors is Three Riverway, Suite 825, Houston, TX 77056.

All Officers and Directors of the Company as a group hold 37,189,908 shares of Common stock, which represents 43.0% of the total outstanding shares of Common stock. As of the date of this report, the Company knows of no arrangement or understanding that will result in a change of control within the Company.

Since March 31, 2008, the Company has had no outstanding shares of preferred stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Board of Directors of the Company has adopted a policy that Company affairs will be conducted in all respects by standards applicable to publicly-held corporations and that the Company will not enter into loans between the Company and its officers or directors.

On June 7, 2004 ($400,000) and August 10, 2004 ($950,000) the Company entered into these Notes Payable and received a total of $1,350,000 from OCE Partners, LLC and OCE Interests, LLC. See Note 8 to the financial statements at page 36. These entities are all related parties managed by Campbell Evans.

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
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal accountant fees during 2009 were $0.

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

CHRIS A. DITTMAR
CHRIS A. DITTMAR
CHIEF EXECUTIVE OFFICER AND DIRECTOR

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated:

RICHARD G. BOYCE	JOHN A. BRUSH	FREDERICK CEDOZ
RICHARD G. BOYCE	JOHN A. BRUSH	FREDERICK CEDOZ
CHIEF OPERATING OFFICER AND DIRECTOR	DIRECTOR	DIRECTOR
April 15, 2010	April 15, 2010	April 15, 2010

CHARLES R. CLOSE	CHRIS A. DITTMAR
CHARLES R. CLOSE	CHRIS A. DITTMAR
CHIEF FINANCIAL OFFICER AND DIRECTOR	CHIEF EXECUTIVE OFFICER AND DIRECTOR
April 15, 2010	April 15, 2010

FINANCIAL STATEMENTS
(RE: PART II. ITEM 7)
EnDevCo, Inc. and Subsidiaries
Table of Contents
DECEMBER 31, 2009

Description	Page
Consolidated Balance Sheets	28
Consolidated Statements of Operations	29
Consolidated Statements of Changes in Shareholders' Deficit	30
Consolidated Statements of Cash Flows	31
Notes to Consolidated Financial Statements	32

EnDevCo, Inc. and Subsidiaries
Consolidated Balance Sheets
	December 31,
	2009	2008
	(Unaudited)	(Restated)
ASSETS
Current Assets
Cash	$ (7,288)	$ 46,319
Accounts Receivable	36,303	111,676
Accounts Receivable - Joint	3,339	3,616
Accounts Receivable - Other	33,030	163,329
Prepaid Expense	3,068	3,068
Other - Hedging	-	-
Total Current Assets	68,453	328,080

Property and equipment
Oil and Gas Properties and Equipment under Full Cost Method	24,112,273	24,123,599
Less Accumulated Depletion	(1,335,479)	(1,227,521)
Net Property and Equipment	22,776,795	22,896,078
Total Assets	$ 22,845,247	$ 23,224,158
	==========	==========
LIABILITIES
Current Liabilities
Accounts Payable	$ 4,863,933	$ 4,728,580
Cash Overdraft	--	--
Accrued Liabilities	1,808,027	1,114,616
Hedging Liability	--	--
Revenue Payable	45,986	55,658
Taxes Payable	455,879	376,624
Payable to Related Party	643	4,556,055
Notes Payable - Current	$ 15,064,950	$ 13,423,221
Notes Payable - Related Party	1,313,224	1,813,224
Total Current Liabilities	23,552,643	26,067,978

Non-current Liabilities
Common Stock Issuance Liability	--	354,635
Notes Payable	--	--
Notes Payable - Related Party	--	--
Total Long Term Liabilities	--	354,635
Total Liabilities	23,552,643	26,422,613

STOCKHOLDERS' DEFICIT
"Series A" Convertible Preferred Stock
10,000,000 shares authorized, $0.01 par value,	--	--
0 Shares Outstanding December 31, 2009
0 Shares Outstanding December 31, 2008
Common Stock
500,000,000 shares authorized, without par value,	49,374,818	43,315,408
86,462,107 Shares Outstanding December 31, 2009
70,329,239 Shares Outstanding December 31, 2008
Additional Paid in Capital	6,826,682	6,826,371
Retained Deficit	(59,908,895)	(56,340,234)
Stockholders' Deficit	(3,707,396)	(6,198,455)
Non-controlling Interest	3,000,000	3,000,000
Total Stockholders' Deficit	(707,396)	(3,198,455)
Total Liabilities and Stockholders' Deficit	$ 22,845,247	$ 23,224,158
	==========	==========

The accompanying notes are integral part of the consolidated financial statements.

EnDevCo, Inc. and Subsidiaries
Consolidated Statements of Operations
	Years Ended December 31,
	2009	2008
	(Unaudited)	(Restated)
	_______________________	_______________________
Revenues
Oil Sales	$ 533,225	$ 2,833,484
Gas Sales	1,180	283.990
Pipeline Transmission	1,816	12,967
Total Revenues	536,222	3,130,441

Cost of Revenues
Lease Operating Cost	113,026	722,905
Production Taxes	42,775	224,513
Depletion	107,958	387,281
Total Cost of Revenues	283,758	1,334,699
Gross Profit	252,463	1,795,742

Costs and Expenses
General and Administrative	544,201	960,010
Salaries and Wages	1,040,000	522,191
Shareholder Services	795	58,470
Total Costs and Expenses	1,584,996	1,540,671
Net Loss from Operations	(1,332,532)	255,071

Other Income and Expenses
Interest and Other Income	8,665	62,403
Lawsuit Settlement	--	200,000
Hedging Income(Loss)	--	902,506
Write-off of Colombia Option	--	(1,000,000)
Shareholder Roundup Expense	--	(2,465,380)
Interest Expense	(2,234,101)	(2,197,307)
Total Other Income(Expenses)	(2,225,436)	(4,497,778)
Net Loss	$ (3,557,968)	$ (4,242,707)
	===========	===========

Basic and Diluted Loss Per Common Share	$ (0.05)	$ (0.08)
Weighted Average Number of Common Shares
Used in Basic Loss Per Share Calculations	73,186,306	54,240,058
	=============	=============

The accompanying notes are integral part of the consolidated financial statements.

EnDevCo, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Deficit
For the Years Ended December 31, 2009 and 2008

	Preferred Stock		Common Stock		Additional	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Paid-In-Capital	Deficit	Equity

Balance, December 31, 2007	6,870,071	$ 68,701	2,572,951	$ 38,474,092	$ 6,801,370	$ (52,097,527)	$ (6,753,364)

Return of preferred shares due to revision of cost estimates	(244,250)	(2,442)			(241,808)		(244,250)
Issuance of preferred shares for services and accrued liability	4,100	41			266,809		266,850
Conversion of preferred shares to common	(6,629,921)	(66,300)	66,299,210	66,300			-

Issuance of common shares
For Shareholder Roundup			493,076	2,465,380			2,465,380
For Services			158,393	341,530			341,530
For Company Obligations			805,609	1,968,106			1,968,106
Net Loss	__________	__________	__________	__________	_________	(4,242,707)	(4,242,707)

Balance, December 31, 2008 (Restated)	-	$ -	70,329,239	$ 43,315,408	$ 6,826,371	$ (56,340,234)	$ (6,198,455)

Issuance of common shares
For Salaries and Director's Fees			1,214,947	$ 320,612			320,612
For Company Obligations			14,917,921	$ 5,738,798	$ 311		5,739,109
Net Loss						$ (3,557,968)	$ (3,557,968)

Balance, December 31, 2009			70,329,239	$ 43,315,408	$ 6,826,371	$ (59,908,895)	$ (3,707,395)

The accompanying notes are integral part of the consolidated financial statements.

EnDevCo, Inc. and Subsidiaries
Consolidated Statements of Cash flows

	Years Ended December 31,
	2009	2008
	(Unaudited)	(Restated)
Cash flows from Operating Activities:
Net loss	$ (3,557,968)	$ (4,242,707)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Issuance of stock for consulting, salaries & obligations	5,704,775	289,131
Issuance of stock for shareholder roundup	--	2,465,380
Depletion	107,958	387,281
Hedging activity	--	(1,471,334)
Amortization of net debt discount	112,851	123,236
Write-off of Colombia option	--	1,000,000
Changes in assets and liabilities
Accounts receivable	75,373	19,986
Accounts receivable - joint	277	24,099
Accounts receivable - other	130,299	(91,936)
Revenue payable	(9,671)	24,223
Accounts payable	135,353	3,109,049
Cash overdraft	--	(27,538)
Accrued liabilities	963,411	134,029
Taxes payable	79,255	118,192
Payable to related parties	(4,555,411)	4,104,706
Other	(10,385)	619
Net cash provided by Operating Activities	(1,093,883)	5,966,416

Cash flows from Investing Activities:
Purchase of oil and gas property	11,326	(5,847,235)
Net cash used by Investing Activities	11,326	(5,847,235)

Cash flows from Financing Activities:
Note payable payment	(500,000)	--
Increase in notes payable	1,528,878	(73,925)
Net cash provided by Financing Activities	1,028,878	(73,925)
Net Change in Cash	(53,679)	45,256

Cash and cash equivalents
Cash Balance, Begin Period	46,391	1,135
Cash Balance, End Period	$ (7,288)	$ 46,391
	===========	===========
Supplemental Cash Flow information
Cash Paid for Interest	$ 705,223	$ 2,046,220

The accompanying notes are integral part of the consolidated financial statements.

EnDevCo, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
December 31, 2009

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

Principles of Consolidation -- The consolidated financial statements include the accounts of EnDevCo, Inc. and its subsidiaries, EnDevCo Eureka LLC, Superior Stock Transfer, Inc., EnDevCo Minerals, Inc., EnDevCo Colombia S.A., EnDevCo Eureka del Peru S.A.C., and Quachita Gas Company. (the "Company"). All material inter-Company balances and transactions have been eliminated in consolidation. All subsidiaries except EnDevCo Eureka LLC and Superior Stock Transfer, Inc. (the Company's transfer agent) were inactive at December 31, 2009.

Cash and Cash Equivalents -- The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Fair Value of Financial Instruments - Management estimates that the carrying value of financial instruments reported in the financial statements approximates their fair values.

Derivative Instruments - The Company makes limited use of derivative instruments. The Company does not engage in speculative derivative activities or derivative trading activities nor does it use derivatives with leverage features. When the Company does enter into derivative transactions, it is to offset exposures associated with hydrocarbon prices that arise from existing assets, liabilities and transactions. The gains and losses resulting from changes in the fair value of derivatives are recorded in operations. The company had no outstanding derivatives as of December 31, 2009.

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

Depletion expense for the years ended December 31, 2009 and 2008 was $107,958 and $387,281, respectively.

EnDevCo, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
December 31, 2009

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
December 31, 2009

NOTE 2 - Non-monetary Stock Transactions

Included in the Company's consolidated statement of operations for the years ended December 31, 2009 and 2008 were expenses that were paid with Company stock. The Company issued stock in lieu of cash in transactions summarized as follows for the years ended December 31, 2009 and 2008. See Item 13 Certain Relationships and Related Transactions at page 24 and Note 8 to these financial statements at page 41.

	December 31, 2009			December 31, 2008
	Common	Preferred	Value	Common	Preferred	Value
For Salaries	1,214,947		$ 320,612	--	(169,250)	$ (169,250)
Other Obligations	14,917,921		$ 5,664,825	1,457,078	(70,900)	4,966,866
	_________	________	__________	_________	________	__________
Total	16,132,868		$ 5,985,437	1,457,078	(240,150)	$ 4,797,616
	========	=======	=========	========	=======	========

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

On April 20, 2008, all of the outstanding preferred shyares were converted to common shares at the subscribed 10 to 1 ratio. As of December 31, 2009 and December 31, 2008, there were no preferred shares outstanding.

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

EnDevCo, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
December 31, 2009

NOTE 4 - Commitments and Contingencies

Legal Proceedings for the Year Ended December 31, 2009:

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
December 31, 2009

NOTE 4 - Commitments and Contingencies (cont)

Concentrations of Credit Risk

The Company has financial instruments that are exposed to concentrations of credit risk and consist primarily of cash and accounts receivable. The Company routinely maintains cash and temporary cash investments at certain financial institutions in amounts substantially in excess of FDIC insurance limits; however, management believes that these financial institutions are of high quality and the risk of loss is minimal. At December 31, 2009, the Company had no cash balances in excess of the FDIC limits. The accounts receivable represent balances due from oil and gas purchasers and are collected within thirty (30) days.

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

NOTE 5 - Earnings Per Share

The following reconciles the components of the earnings per share (EPS) computation:

	2009			2008
	(Loss)	Common Shares	Loss Per Share	(Loss)	Common Shares	Loss Per Share
Net Income	$(3,557,968)	73,186,306	$(0.05)	$(4,242,707)	54,240,058	$(0.08)

Preferred Stock shares were not included in the calculation of diluted EPS.

EnDevCo, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
December 31, 2009

NOTE 6 - Income Taxes

The provision for income taxes has been calculated based on federal statutory rates of 34%.

	Years ended December 31,
	2009	2008
Income tax benefit calculated
using the statutory rates	$ 1,442,520	$ 1,442,520
Non-deductible expenses	(1,279,875)	(1,279,875)
Changes in valuation allowance	(162,645)	(162,645)
	$ --	$ --
	==========	==========
Temporary differences, which give rise to deferred tax assets and liabilities are as follows:
	Years ended December 31,
	2009	2008
Deferred Tax Liabilities:
Oil and Gas Properties	$(3,987,704)	$(3,987,704)
	(3,987,704)	(3,987,704)
Deferred Tax Asset:
Hedging Activity	--	--
Officer Salaries	70,380	70,380
Operating losses	18,718,435	18,718,435
Total Deferred Tax Asset	14,801,111	14,801,111
Valuation allowance	(14,801,111)	(14,801,111)
	___________	___________
	$ --	$ --
	==========	==========

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
December 31, 2009

NOTE 7 - Note Payable - GASROCK CAPITAL LLC

The Company entered into an advancing term credit agreement for $30,000,000 on April 13, 2006 through its subsidiary EnDevCo Eureka, LLC with GasRock Capital, LLC to fund the purchase of the Short Junction Field in Cleveland County Oklahoma. This agreement was increased to $50,000,000 on April 2, 2007. The balance at December 31, 2009 was $15,064,950, net of debt discount of $41,077, and the Company paid interest of $705,223 for the year ended December 31, 2009. The note is secured by all of EnDevCo Eureka's assets and certain personal assets owned by Chris A. Dittmar, CEO of the Company. EnDevCo Eureka's assets are cross-collateralized on a $3,469,000 loan made by GasRock Capital, LLC to Alliance Energy Corporation, a related party. This loan is currently in default, with interest only payments being made.

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
December 31, 2009

NOTE 8 - Note Payable - Long Term - Related Party

The Company has two long term notes payable totaling $1,313,224. Both notes accrue interest at the LIBOR monthly average coupon rate (1.90%) at December 31, 2009. The two notes are in the amounts of $363,224 and $950,000 respectively and are due and payable December 31, 2009. The maker of these notes consists of the following related parties managed by Campbell Evans: OCE Partners, LLC, and OCE Interests, LLC. Both notes are unsecured.

NOTE 9 - Interest and Other Income

Interest and Other Income during 2009 was $8,665.

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

On November 23, 2009, the Company issued 14,503,078 Shares of common stock to settle the amount payable to Alliance. The shares were priced at the closing price for the stock on that date.

NOTE 11 - Going Concern

The Company has reported operating losses aggregating $7,800,675 for the two (2) year period ended December 31, 2009. At December 31, 2009, the consolidated balance sheet reported a working capital deficit of $23,484,191. The Company must raise significant amounts of cash to pay its current liabilities and to provide investment funds to continue development of its oil and gas leases. There can be no assurance the Company's management will be able to secure funding.

EnDevCo, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
December 31, 2009

NOTE 12 - Supplemental Oil and Gas Information (Unaudited)

Costs Incurred and Capitalized Costs in Oil and Gas Producing Activities are as follows:

Description	Harvest	Pine Curtain	Short Junction	Total

Oil and Gas Properties	$ --	$ 1,000,000	$ 23,123,599	$ 24,123,599
Less Accumulated Depr/Depl	--	--	$ 1,227,521	$ 1,227,521

Total, December 31, 2008	$ --	$ 1,000,000	$ 21,896,078	$ 22,896,078
	=========	=========	=========	=========

Oil and Gas Properties	$ --	$ 1,000,000	$ 23,112,273	$ 24,112,273
Less Accumulated Depr/Depl	--	--	--	$ 1,335,479

Total, December 31, 2009	$ --	$ 1,000,000	$ 21,776,795	$ 22,776,795
	=========	=========	=========	=========

EnDevCo, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
December 31, 2009

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
December 31, 2009

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

EnDevCo, Inc.
Supplemental Information
Year Ended December 31, 2008
(Unaudited)
FULL
COST
Capitalized Costs Relating to Oil and Gas
Producing Activities at December 31, 2009
Unproved oil and gas properties	$ 1,000,000
Proved oil and gas properties	22,345,334
Support equipment and facilities	766,939
24,112,273

Less accumulated depreciation, depletion, amortization, and impairment	1,335,479
Net capitalized costs	$ 22,776,795
=========

EnDevCo, Inc. and Subsidiaries
Notes To Consolidated Financial Statements
December 31, 2009

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

EnDevCo, Inc. and Subsidiaries
December 31, 2009

INDEX TO EXHIBITS
-
21	Subsidiaries of the Registrant, see page 49 of this report.

31.1	Certification per Rule 13a-14(a) by Chief Executive Officer, see page 50 of this report.

31.2	Certification per Rule 13a-14(a) by Chief Financial Officer, see page 51 of this report.

32.1	Certification per Section 1350 by Chief Executive Officer, see page 52 of this report.

32.2	Certification per Section 1350 by Chief Financial Officer, see page 52 of this report.

EnDevCo, Inc. and Subsidiaries
December 31, 2009

Exhibit 21 - Subsidiaries of the Registrant

	Name	Jurisdiction	DBA
of Incorporation

1.	Superior Stock Transfer, Inc.	Texas	Same
(FKA) Superior Geophysical, Inc.

2.	EnDevCo Eureka, LLC	Delaware	Same

3.	EnDevCo Minerals, Inc.	Texas	Same
(FKA) Adair Exploration, Inc.

4.	EnDevCo Colombia, S.A.	Panama	Same
(FKA) Adair Colombia Oil & Bas, SA

5.	EnDevCo Eureka del Peru S.A.C.	Peru	Same

6.	Quachita Gas Company	Delaware	Same

EnDevCo, Inc. and Subsidiaries
December 31, 2009

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
December 31, 2009

EXHIBIT 31.2
CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO RULE 13A-14(A) OR 15D-14(A) UNDER THE SECURITIES EXCHANGE ACT OF 1934

I, Charles R. Close, certify that:

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

April 15, 2010

CHARLES R. CLOSE
CHARLES R. CLOSE
CHIEF FINANCIAL OFFICER

EnDevCo, Inc. and Subsidiaries
December 31, 2009

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

I, Charles R. Close, Chief Financial Officer of EnDevCo, Inc. (the "Company"), certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

CHARLES R. CLOSE
CHARLES R. CLOSE
CHIEF FINANCIAL OFFICER