Form 10-Q
period 2010-03-31
ENDEVCO INC
filed 2010-05-13
CIK 355300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 2010

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

The number of shares outstanding of the registrant's common stock as of May 1, 2010 was 87,077,774.

ENDEVCO, INC. AND SUBSIDIARIES
TABLE OF CONTENTS
MARCH 31, 2010

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements
Consolidated Balance Sheets - March 31, 2010 (Unaudited) and December 31, 2009	3
Consolidated Statements of Operations (Unaudited) - Three Months Ended March 31, 2010 and 2009	4
Consolidated Statements of Cash Flows (Unaudited) - Three Months Ended March 31, 2010 and 2009	5
Notes to Consolidated Financial Statements (Unaudited)	6-7

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	8-13

ITEM 3. Controls and Procedures	14

PART II - OTHER INFORMATION

ITEM 1 through ITEM 6	14-15

SIGNATURES AND CERTIFICATIONS	16-20

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EnDevCo, Inc. and Subsidiaries
Consolidated Balance Sheets
March 31, 2010 and December 31, 2009

	2010 (Unaudited)	2009 (Audited)

ASSETS
Current Assets
Cash	$ (1,171)	$ (7,288)
Accounts receivable	39,401	36,303
Accounts receivable - Joint	3,339	3,339
Accounts receivable - Other	40,639	33,030
Prepaid expense	3,069	3,068
Total Current Assets	85,276	68,453

Property and Equipment
Oil and gas properties and equipment under full cost method	24,112,273	24,112,273
Less accumulated depreciation depletion and amortization	(1,345,318)	(1,335,479)
Net Property and Equipment	22,766,955	22,776,795
Total Assets	$ 22,852,231	$ 22,845,247
	==========	==========

LIABILITIES
Current Liabilities
Accounts payable	$ 4,895,556	$ 4,863,933
Accrued liabilities	2,040,738	1,808,027
Hedging liability	--	--
Revenue payable	47,778	45,986
Taxes payable	467,539	455,879
Payable to related party	18,393	643
Note payable - related party	1,313,224	1,313,224
Notes payable - current	15,642,041	15,064,950
Total Current Liabilities	24,425,268	23,552,642

Long-Term Liabilities
Total Long-Term Liabilities	--	--
Total Liabilities	24,425,268	23,552,642

DEFICIT
Stockholder's Deficit
Preferred Stock
10,000,000 shares authorized, $0.01 par value,
No shares outstanding	--	--
Common Stock
500,000,000 shares authorized, without par value
87,077,774 shares outstanding March 31, 2010 and
86,462,107 shares outstanding December 31, 2009	49,467,168	49,374,818
Additional Paid in Capital	6,826,682	6,826,682
Retained Deficit	(60,866,887)	(59,908,895)
Total Stockholders' Deficit	(4,573,037)	(3,707,395)
Non-controlling Interest	3,000,000	3,000,000
Total Deficit	(1,573,037)	(707,395)
Total Liabilities and Deficit	$ 22,852,231	$ 22,845,247
	==========	===========

The accompanying notes are integral part of the consolidated financial statements.

EnDevCo, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Revenues
Oil Sales	$ 64,790	$ 129,613
Gas Sales	99	81
Pipeline Transmission	--	1,255
Total Revenues	64,889	130,949

Cost of Revenues
Lease Operating Cost	25,941	59,590
Production Taxes	4,834	9,330
Depletion	9,839	43,600
Total Cost of Revenues	40,614	112,520
Gross Profit	24,275	18,429

Costs and Expenses
General and administrative	173,353	121,084
Salaries and wages	230,000	355,245
Shareholder services	--	265
Total Costs and Expenses	__ 403,353	__ 476,594
Loss from Operations	$ (379,078)	$ (458,165)

Other Income and (Expenses)
Interest and other income	--	3
Hedging income (loss)	--	--
Interest expense	(578,914)	(550,375)
Total Other Income(Expenses)	$__ (578,914)	$__ (550,372)
Net Loss	$ (957,991)	$ (1,008,537)
	==========	==========
Basic and Diluted Loss Per Common Share	$ _ (0.01)	$ _ (0.01)

Weighted average number of common
shares used in basic and diluted
loss per share calculations	86,923,857	70,652,758
	==========	==========
The accompanying notes are integral part of the consolidated financial statements.

EnDevCo, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash Flows from Operating Activities

Net Loss	$ (957,991)	$ (1,008,537)
Adjustments to Reconcile Net Loss to Net Cash
Provided by operating activities:
Issuance of stock for services	--	7,500
Issuance of stock for salaries	92,350	92,350
Issuance of stock for shareholder roundup	--	--
Depletion	9,839	43,600
Amortization of debt discount	--	30,809
Hedging activity	--	--

Changes in assets and liabilities:
Accounts receivable	(3,097)	75,087
Accounts receivable - joint interests	--	277
Accounts receivable - other	(7,608)	163,329
Revenue payable	1,792	12,524
Accounts payable	31,623	28,574
Accrued liabilities	232,711	185,945
Taxes payable	11,660	36,905
Payable to Related Party	_ _ 17,750	_ _ 43,133
Net Cash Provided (Used by) by Operating Activities	(570,973)	(288,504)

Cash Flows from Investing Activities:
Purchase oil and gas property	_ _ --	_ _ 631
Net cash Used by Investing Activities	--	631

Cash Flows from Financing Activities:
Notes payable advances	577,091	258,878
Notes payable payments	_ _ _ _ --	_ _ _ _ --
Net Cash Provided (Used) by Financing Activities	_ 577,091	_ 258,878
Net Change in Cash	6,118	(28,995)

Cash and cash equivalents
Cash Balance, Begin Period	(7,288)	46,391
Cash Balance, End Period	$ (1,171)	$ 17,396
	===========	==========
Supplemental Disclosures:
Cash paid for Interest	$ 1,823	$ 506,300
Stock issued for obligations	$ 0	$ 354,635

The accompanying notes are integral part of the consolidated financial statements.

EnDevCo, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
MARCH 31, 2001

NOTE 1 - Summary of Significant Accounting Policies

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information from the Company's financial statements for the year ended December 31, 2009 included on the Company's Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

Depletion expense for the three months ending March 31, 2010 was $9,839. Depletion expense for the three months ending March 31, 2009 was $43,600.

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
MARCH 31, 2010

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

NOTE 3 - Note Payable - GASROCK CAPITAL LLC

The Company entered into an advancing term credit agreement for $30,000,000 on April 13, 2006 through its subsidiary EnDevCo Eureka, LLC with GasRock Capital, LLC to fund the purchase of the Short Junction Field in Cleveland County Oklahoma. This agreement was increased to $50,000,000 on April 2, 2007. The balance at March 31, 2010 was $15,642,041 and the Company paid interest of $1,823 during the quarter ended March 31, 2010. The note is secured by all of EnDevCo Eureka's assets and certain personal assets owned by Chris A. Dittmar, CEO of the Company. EnDevCo Eureka's assets are cross-collateralized on a $3,469,000 loan made by GasRock Capital, LLC to Alliance Energy Corporation, a related party. This loan is currently in default, with interest only payments being made.

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

NOTE 5 - Notes Payable - Related Party

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

NOTE 6 - Going Concern

The Company has reported operating losses aggregating $7,800,675 for the two (2) year period ended December 31, 2009. At March 31, 2010, the consolidated balance sheet reported a working capital deficit of $24,339,992. The Company must raise significant amounts of cash to pay its current liabilities and to provide investment funds to continue development of its oil and gas leases. There can be no assurance the Company's management will be able to secure funding.

EnDevCo, Inc. and Subsidiaries
March 31, 2010

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
March 31, 2010

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
March 31, 2010

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

COMPARISON OF THREE MONTHS ENDED MARCH 31,

Line	Description	Three Months Ended March 31,
		2010	2009

1	Revenues	$ 64,889	$ 130,949
2	Cost of Revenues	$ 40,614	$ 112,500
3	Costs and Expenses	$ 403,353	$ 476,594
4	General and Administrative Expense	$ 173,353	$ 121,084
5	Salaries and Wages	$ 230,000	$ 355,245
6	Shareholder Services	$ --	$ 265
7	Other Income and (Expenses)	$ (578,914)	$ (550,372)
8	Interest and Other Income	$ --	$ 3
9	Hedging Loss	$ --	$ --
10	Interest Expense	$ (578,914)	$ (550,375)

Analysis of Three Months Comparison

Line 1 - Revenue decreased overall by $66,060 during the first quarter of 2010 as compared to 2009. This is due to lower production from the Short Junction Field.

Line 2 - Costs of revenues decreased overall $71,906 due to lower LOE, production taxes and depletion.

Line 3 - Total costs and expenses decreased overall $73,241 during the first quarter of 2010 as compared to same quarter in 2009. The detail explaining this decrease is shown on lines 4 and 6 below.

Line 4 - This increase of $52,269 is due to the greater use by the Company of external financial consultants and accounting services during the quarter.

Line 5 - Salaries and wages were lower by $125,245 as compared to the previous year.

Line 6 - This is due to a timing difference.

Line 7 - The Company reports an unfavorable change in other income and expenses of $28,542 in the current period. The detail explaining this increase is shown on lines 8 through 11 below.

Line 8 - There was a slight decrease in other income of $3.

Line 10 - Interest expense increased by $28,539 due to a higher loan balance.

EnDevCo, Inc. and Subsidiaries
March 31, 2010

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont)

LIQUIDITY AND CAPITAL RESOURCES
Sources and Uses of Cash	Three Months Ended March 31,
	2010	2009

Net cash provided by/(used in)
Operating activities	$ (570,973)	$ (288,504)
Investing activities	--	631
Financing activities	577,091	258,878
Increase/(decrease) in cash and cash equivalents	$ 6,118	$ (28,995)
	==========	==========
Cash and cash equivalents	$ (1,171)	$ 17,396
	==========	==========

Cash Flow from Operating Activities

2010
Cash used by operating activities totaled $570,973 during 2010. This represents a negative variance of $282,469 over the same quarter in 2009.

2009
Cash used by operating activities totaled $288,504 during 2009.

Cash Flow from Investing Activities

2010
The Company did not acquired any oil and gas properties during the first quarter of 2010.

2009
The Company acquired oil and gas property during 2009 in the amount of $631.

EnDevCo, Inc. and Subsidiaries
March 31, 2010

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont)

LIQUIDITY AND CAPITAL RESOURCES (cont)

Cash Flow from Financing Activities

2010
The Company increased its note payable for the Short Junction Field by $577,091.

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
March 31, 2010

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Legal Proceedings for the Quarter ended March 31, 2010:

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
March 31, 2010

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
ITEM 6. EXHIBITS AND REPORTS ON FORM 8 -K

(a) Exhibits

31.1 Certification by CEO and CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.2 Certification by CEO and CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

None.

EnDevCo, Inc. and Subsidiaries
March 31, 2010

In accordance with the requirements of Section 13 of 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 14, 2010.

ENDEVCO, INC.

CHRIS A. DITTMAR
CHRIS A. DITTMAR
CHIEF EXECUTIVE OFFICER AND DIRECTOR

RICHARD G. BOYCE
RICHARD G. BOYCE
CHIEF OPERATING OFFICER AND DIRECTOR

CHARLES R. CLOSE
CHARLES R. CLOSE
CHIEF FINANCIAL OFFICER AND DIRECTOR

JOHN A. BRUSH
JOHN A. BRUSH
NON-EXECUTIVE DIRECTOR

FREDERICK CEDOZ
FREDERICK CEDOZ
NON-EXECUTIVE DIRECTOR

EnDevCo, Inc. and Subsidiaries
March 31, 2010

EXHIBIT 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO RULE 13A-14(A) OR 15D-14(A) UNDER THE SECURITIES EXCHANGE ACT OF 1934

In connection with the Quarterly Report of EnDevCo, Inc. (the "Company") on Form 10Q (the "Report") for the quarter ended March 31, 2010 (the "Reporting Period"), as filed with the Securities Exchange Commission on the date hereof under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the undersigned, Chris A. Dittmar, Chief Executive Officer of the Company, certifies pursuant to Rule 13a-14(a) or 15d-14(a) under the Exchange Act that:

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
May 14, 2010

EnDevCo, Inc. and Subsidiaries
March 31, 2010

EXHIBIT 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO RULE 13A-14(A) OR 15D-14(A) UNDER THE SECURITIES EXCHANGE ACT OF 1934

In connection with the Quarterly Report of EnDevCo, Inc. (the "Company") on Form 10Q (the "Report") for the quarter ended March 31, 2010 (the "Reporting Period"), as filed with the Securities Exchange Commission on the date hereof under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the undersigned, Charles R. Close, Chief Financial Officer of the Company, certifies pursuant to Rule 13a-14(a) or 15d-14(a) under the Exchange Act that:

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

CHARLES R. CLOSE
CHARLES R. CLOSE
CHIEF FINANCIAL OFFICER
May 14, 2010

EnDevCo, Inc. and Subsidiaries
March 31, 2010

EXHIBIT 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO RULE 13A-14(B) OR 15D-14(A) UNDER THE SECURITIES EXCHANGE ACT OF 1934 AND SECTION 1350 OF CHAPTER 63 OF TITLE 18 OF THE UNITED STATES CODE

In connection with the Quarterly Report of EnDevCo, Inc. (the "Company") on Form 10Q (the "Report") for the quarter ended March 31, 2010, as filed with the Securities Exchange Commission on the date hereof under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the undersigned, Chris A. Dittmar, Chief Executive Officer, certifies pursuant to Rule 13a-14(b) or 15d-14(a) under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code, that:

1.   The Report fully complies with the requirements of Section 13(a) or 15(d) of the Exchange Act; and

2.   The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the date and for the periods reported therein.

CHRIS A. DITTMAR
CHRIS A. DITTMAR
CHIEF EXECUTIVE OFFICER
May 14, 2010

EnDevCo, Inc. and Subsidiaries
March 31, 2010

EXHIBIT 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO RULE 13A-14(B) OR 15D-14(A) UNDER THE SECURITIES EXCHANGE ACT OF 1934 AND SECTION 1350 OF CHAPTER 63 OF TITLE 18 OF THE UNITED STATES CODE

In connection with the Quarterly Report of EnDevCo, Inc. (the "Company") on Form 10Q (the "Report") for the quarter ended March 31, 2010, as filed with the Securities Exchange Commission on the date hereof under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the undersigned, Charles R. Close, Chief Financial Officer of the Company, certifies pursuant to Rule 13a-14(b) or 15d-14(a) under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code, that:

1.   The Report fully complies with the requirements of Section 13(a) or 15(d) of the Exchange Act; and

2.   The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the date and for the periods reported therein.

CHARLES R. CLOSE
CHARLES R. CLOSE
CHIEF FINANCIAL OFFICER
May 14, 2010